Form 10-Q
period 2008-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2008-05-28
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 333-146341

KBS REAL ESTATE INVESTMENT TRUST II, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-0658752

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1300

Newport Beach, California	92660

(Address of Principal Executive Offices)	(Zip Code)

(949) 417-6500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒  The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-146341), was declared effective April 22, 2008. This is the first report required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 21, 2008, the Registrant had issued 20,000 shares of common stock, all of which were held by an affiliate of the Registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

FORM 10-Q

March 31, 2008

PART I.	FINANCIAL INFORMATION

Item 1.    Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$202,808	$200,000
Prepaid insurance	102,754	-

Total assets	$305,562	$200,000

Liabilities and stockholder’s equity
Accrued liabilities	$15,000	$-
Due to affiliates	112,095	-

Total liabilities	127,095	-

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(21,533)	-

Total stockholder’s equity	178,467	200,000

Total liabilities and stockholder’s equity	$305,562	$200,000

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2008

(unaudited)

Revenues:
Interest income	$3,812
Expenses:
General and administrative costs	(25,345)

Net loss	$(21,533)

Loss per common share, basic and diluted	$(1.08)

Weighted-average number of common shares outstanding, basic and diluted	20,000

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Three Months Ended March 31, 2008 and the

Period from July 12, 2007 (inception) to December 31, 2007

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amounts
Balance, July 12, 2007 (inception)	-	$-	$-	$-	$-
Issuance of common stock	20,000	200	199,800	-	200,000
Net loss	-	-	-	-	-

Balance, December 31, 2007	20,000	200	199,800	-	200,000
Net loss	-	-	-	(21,533)	(21,533)

Balance, March 31, 2008	20,000	$200	$199,800	$(21,533)	$178,467

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

(unaudited)

Cash Flows from Operating Activities:
Net loss	$(21,533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid insurance	(102,754)
Accrued liabilities	15,000
Due to affiliates	112,095

Net cash provided by operating activities	2,808

Net increase in cash and cash equivalents	2,808
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$202,808

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

1.	ORGANIZATION

KBS Real Estate Investment Trust II, Inc. (the “Company”) was formed on July 12, 2007 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that will end December 31, 2008. Substantially all of the Company’s business is expected to be conducted through KBS Limited Partnership II (the “Operating Partnership”), a Delaware limited partnership formed on August 23, 2007. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS REIT Holdings II LLC (“REIT Holdings”), a Delaware limited liability company formed on August 23, 2007, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.

Subject to certain restrictions and limitations, the business of the Company will be externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to the Advisory Agreement the Company entered into with the Advisor on March 20, 2008. On August 30, 2007, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2008, the 20,000 shares of common stock owned by the Advisor were the only issued and outstanding shares of the Company.

The Company expects to invest in and manage a diverse portfolio of real estate investments, including the acquisition of commercial properties and investment in real estate-related investments such as mortgage and mezzanine loans, debt and derivative securities related to real estate assets, such as mortgage-backed securities, debt securities issued by other real estate companies and credit default swaps, and equity securities of other real estate companies. The Company may also invest in entities that make similar investments.

On September 27, 2007, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on April 22, 2008 and the Company retained KBS Capital Markets Group LLC (“the Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate assets as described above.

As of March 31, 2008, neither the Company nor the Operating Partnership had purchased or contracted to purchase any properties or other investments. Also as of March 31, 2008, the Advisor had not identified any properties or other investments in which there is a reasonable probability that the Company or the Operating Partnership will invest.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. The Company’s account balance exceeds federally insurable limits. The Company mitigates this risk by depositing funds with a major financial institution. There are no restrictions on the use of the Company’s cash as of March 31, 2008.

Real Estate Assets

Depreciation

Real estate costs related to the acquisition, development, construction, and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), the Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases.

The Company will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.

The Company will also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

Impairment of Real Estate Assets

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company will assess the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Real Estate Loans Receivable

The real estate loans receivable will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall.

Rents and Other Receivables

The Company will periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company will exercise judgment in establishing these allowances and consider payment history and current credit status of its tenants in developing these estimates.

Revenue Recognition

The Company will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

The Company will recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

Interest income from any loans receivable the Company may purchase will be recognized based on the contractual terms of the debt instrument. Fees related to the buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income using the effective interest method. Closing costs related to the purchase of the loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income using the effective interest method.

Interest and other income will be recognized as they are earned.

Distribution Policy

The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2008. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company expects to authorize and declare daily distributions that will be paid on a monthly basis.

Distributions to stockholders will be determined by the board of directors of the Company and will be dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

Organization, Offering and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company are initially being paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These other organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder and transfer agent; (iii) charges of the Advisor for administrative services related to the issuance of shares in the Offering; (iv) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (v) reimbursement to the Advisor for costs in connection with preparing supplemental sales materials; (vi) the cost of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers); (vii) reimbursement to the Dealer Manager for attendance and sponsorship fees and cost reimbursements for employees of the Dealer Manager to attend retail seminars conducted by broker-dealers; and (viii) in special cases, reimbursement to participating broker-dealers for technology costs associated with the Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the shares in the Offering and the ownership of the shares by such broker-dealers’ customers. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company will be obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

In the event the Minimum Number of Shares of the Company’s common stock is not sold to the public, the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs. As of March 31, 2008, the Advisor has incurred on behalf of the Company organization and offering costs of approximately $1,059,000. These costs are not recorded in the financial statements of the Company as of March 31, 2008 because such costs are not a liability of the Company until the Minimum Number of Shares of the Company’s common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering.

Independent Director Compensation

The Company will pay each of its independent directors an annual retainer of $25,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 4, “Related Party Transactions.”

General and Administrative Expenses

General and administrative expenses, totaling $25,345, consisted primarily of amortization of insurance premiums and professional fees for the three months ended March 31, 2008. No general and administrative costs were incurred for the period ended December 31, 2007.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable year ending December 31, 2008. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN 48 upon inception on July 12, 2007. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions.

Per Share Data

Loss per basic share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during such period. Diluted loss per share of common stock equals basic loss per share of common stock as there were no potentially dilutive shares of common stock for the three months ended March 31, 2008.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. In February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 is effective in fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not believe the adoption of FSP SFAS 157-2 for its nonfinancial assets and liabilities, effective January 1, 2009, will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company did not elect to apply the fair value option to any specific assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that SFAS 141R will have on its financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact that SFAS 161 will have on its financial statements.

3.	STOCKHOLDER’S EQUITY

General

Under the Articles of Incorporation of the Company, the total number of shares of capital stock authorized for issuance is 1,010,000,000 shares, consisting of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock, each as defined by the Company’s Articles of Incorporation.

The shares of common stock have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of March 31, 2008, the Company had issued 20,000 shares of common stock.

The Company is authorized to issue one or more classes or series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of March 31, 2008, no shares of the Company’s preferred stock were issued and outstanding.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Three years after the completion of the offering stage, shares issued pursuant to the plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or a firm chosen for that purpose. The offering stage will be considered complete when the Company is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for one year. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason, provided that any amendment that adversely affects the rights or obligations of a participant shall only take effect upon 10 days’ written notice to participants.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Share Redemption Program

On March 20, 2008, the Company’s board of directors adopted a share redemption program that enables the Company’s stockholders to sell their shares to the Company in limited circumstances.

There are numerous restrictions on a stockholder’s ability to sell his shares to the Company under the program. Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability,” the Company may not redeem shares until they have been outstanding for one year. In addition, the share redemption program limits the number of shares that may be redeemed by the Company as follows: (1) during any calendar year, the Company may not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) funding for the redemption of shares comes exclusively from the net proceeds the Company receives from the sale of shares under the dividend reinvestment plan during the prior calendar year. Further, the Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent the Company from accommodating all requests made in any year.

Under the program, the Company will initially redeem shares at follows:

1.	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

2.	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

3.	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years; and

4.	The lower of $10.00 or 100% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years.

Notwithstanding the above, once the Company establishes an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share beginning three years after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for one year. Until the Company establishes an estimated value per share, the redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from the Company.

The Company’s board of directors may amend or terminate the share redemption program with 30 days’ advance notice.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

4.	RELATED PARTY TRANSACTIONS

On March 20, 2008, the Company executed an Advisory Agreement with the Advisor and on April 22, 2008, the Company executed a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The fees and reimbursement obligations are as follows:

Form of Compensation	Amount
Selling Commission

The Company will pay the Dealer Manager up to 6% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager will reallow 100% of commissions earned to participating broker-dealers. No sales commission will be paid on shares sold through the dividend reinvestment plan.

Assuming all shares in the primary offering are sold at the highest possible selling commissions (with no discounts to any categories of purchasers), estimated selling commissions are approximately $150,000 if the Company sells the minimum of 250,000 shares and approximately $120,000,000 if the Company sells the maximum of 280,000,000 shares.

Dealer Manager Fee

The Company will pay the Dealer Manager 3.5% of gross offering proceeds. No dealer manager fee is payable on shares sold under the dividend reinvestment plan. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and in special cases the Dealer Manager may increase the reallowance. A reduced dealer manager fee is payable with respect to certain volume discount sales.

The estimated dealer manager fee is approximately $87,500 if the Company sells the minimum of 250,000 shares and approximately $70,000,000 if the Company sells the maximum of 280,000,000 shares.

Reimbursement of Organization and Offering Expenses

The Company will reimburse the Advisor or its affiliates for organization and offering expenses (as discussed in Note 2) incurred by the Advisor or its affiliates on behalf of the Company to the extent that reimbursement would not cause selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15% of gross offering proceeds as of the date of reimbursement.

The Company estimates organization and offering costs of approximately $137,500 if the Company sells the minimum of 250,000 shares and approximately $24,568,050 if the Company sells the maximum of 280,000,000 shares.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Form of Compensation	Amount
Acquisition Fee

The Company will pay the Advisor 0.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company will pay an origination fee to the Advisor in lieu of an acquisition fee.

Origination Fee

The Company will pay the Advisor or its wholly owned subsidiary 1.0% of the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any third-party expenses related to such investments and any debt the Company uses to fund the acquisition or origination of the loans. The Company will not pay an acquisition fee with respect to such loans.

Asset Management Fee*

The Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments.

Reimbursement of Operating Expenses*

The Company will reimburse the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs. Though the Advisor may seek reimbursement for personnel costs under the Advisory Agreement, the Advisor does not intend to do so at this time. If the Advisor does decide to seek reimbursement for personnel costs, such costs may include the Company’s proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. The Company will not reimburse the Advisor or its affiliates for personnel costs in connection with services for which the Advisor or its affiliates receive acquisition fees, origination fees or disposition fees.

Disposition Fee

For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the disposition fees (including real estate commissions) paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will count against the limit on “total operating expenses” described below.

The Company does not intend to sell properties or other assets to affiliates. However, if the Company does sell an asset to an affiliate, its organizational documents would not prohibit it from paying the Advisor a disposition fee. Before the Company sold an asset to an affiliate, the Company’s Articles of Incorporation would require that the Company’s conflicts committee conclude, by a majority vote, that the transaction is fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from third parties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Form of Compensation	Amount
Subordinated Participation in Net Cash Flows*

After investors receive a return of their net capital contributions and an 8.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise. The 8.0% per year cumulative, noncompounded return is calculated based on the amount of capital invested in the Offering. In making this calculation, an investor’s net capital contribution is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 8.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 8.0%.

Subordinated Incentive Listing Fee

Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

*Commencing four fiscal quarters after the Company’s acquisition of its first real estate asset, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

“Average invested assets” means the average monthly book value of the Company’s assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves.

“Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company’s stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain on the sale of the Company’s assets; and (f) acquisition fees, origination fees, acquisition and origination expenses (including expenses relating to potential investments that the Company does not close), disposition fees on the resale of property and other expenses connected with the acquisition, origination, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). To the extent the Advisor receives the fee described above at “Subordinated Participation in Net Cash Flows” and such fee is derived from cash flows other than net sales proceeds, that fee will count against the limit on “total operating expenses.”

The Advisory Agreement has a one-year term. The Company may terminate the Advisory Agreement on 60 days’ written notice.

Due to Affiliates

As of March 31, 2008, $112,095 was payable to the Advisor for reimbursement of insurance premiums paid on behalf of the Company.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Conflicts of Interest

All of the Company’s executive officers and some of its directors are also executive officers, managers and/or holders of a direct or indirect controlling interest in the Advisor, the Dealer Manager and other KBS-affiliated entities as well as executive officers and directors of KBS Real Estate Investment Trust, Inc., a public, non-traded REIT advised by the Advisor. Through KBS-affiliated entities, these persons also serve as investment advisers to institutional investors in real estate and real estate-related assets. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are: 1) the determination of whether an investment opportunity should be recommended to the Company or another KBS-sponsored program or KBS-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other KBS-sponsored programs and KBS-advised investors, and the activities in which they are involved; 3) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided the Company; and 4) the fees received by the Advisor, the Dealer Manager, and its affiliates in connection with the Company’s public offering of equity securities.

5.	ECONOMIC DEPENDENCY

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

6.	SUBSEQUENT EVENTS

Amendment to Charter and Advisory Agreement

On May 22, 2008, the Company amended and restated its Articles of Incorporation and on May 21, 2008, the Company amended and restated its Advisory Agreement with the Advisor. In both cases, the amendments provide that the limitation on the Company’s total operating expenses, discussed under Note 4, “Related Party Transactions,” will commence upon the earlier to occur of four fiscal quarters after (i) the acquisition of the Company’s first real estate asset or (ii) October 22, 2008. Prior to these recent amendments, the Company’s Articles of Incorporation and Advisory Agreement provided that the limit on total operating expenses would only commence upon four fiscal quarters after the acquisition of the Company’s first real estate asset.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of KBS Real Estate Investment Trust II, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to KBS Real Estate Investment Trust II, Inc., a Maryland corporation, and, as required by context, KBS Limited Partnership II, a Delaware limited partnership, which we refer to as the “Operating Partnership,” and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have no operating history and as of March 31, 2008, our assets total $305,562. We have not identified any real estate assets to acquire.

•	Our advisor has a limited operating history and limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•

All of our executive officers and some of our directors are also officers, managers and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, our executive officers, some of our directors, our advisor and its affiliates face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other investors and programs advised by KBS affiliates and conflicts in allocating time among us and these other investors. These conflicts could result in unanticipated actions.

•

Because investment opportunities that are suitable for us may also be suitable for other KBS-advised programs or investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•

If we raise substantially less than the maximum offering, we may not be able to invest in a diverse portfolio of real estate assets and the value of your investment may vary more widely with the performance of specific assets.

•

While we are investing the proceeds of our initial public offering, the high demand for the type of properties and other investments we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would.

•	We will depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•

Our investments in mortgage, mezzanine, bridge and other loans as well as investments in mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.

•	Increases in interest rates could increase the amount of our future debt payments and limit our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-146341) filed with the SEC, as the same may be amended and supplemented from time to time.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

We are a newly organized Maryland corporation that intends to qualify as a REIT beginning with the taxable year that will end December 31, 2008. We intend to acquire and manage a diverse portfolio of real estate assets. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income-producing real estate and real estate-related assets that provide attractive and stable returns to our investors. We intend to allocate approximately 70% of our portfolio to investments in core properties and approximately 30% of our portfolio to other real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our initial public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forgo a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. As of March 31, 2008, we have not commenced real estate operations nor have we identified any properties or other investments in which there is a reasonable probability that we will invest.

KBS Capital Advisors LLC is our advisor. As our advisor, KBS Capital Advisors LLC will manage our day-to-day operations and our portfolio of real estate assets. KBS Capital Advisors LLC will make recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, will approve our property and real estate-related investments. KBS Capital Advisors LLC will also provide asset-management, marketing, investor-relations and other administrative services on our behalf.

We intend to make an election to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ending December 31, 2008. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2008, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our initial public offering to conduct our proposed operations. We will obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2008, we have not made any investments in real estate or otherwise, and our total assets of $305,562 consist of $202,808 of cash and $102,754 of prepaid insurance.

We will not sell any shares in our initial public offering unless we raise a minimum of $2,500,000 in gross offering proceeds from persons who are not affiliated with us or our advisor. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We currently have no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter does not limit us from incurring debt until our borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, though we may exceed this limit under certain circumstances. During the early stages of our initial public offering, we expect that the conflicts committee will approve debt in excess of this limit.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors LLC and our conflicts committee.

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ending December 31, 2008. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare daily distributions and pay distributions on a monthly basis. We have not established a minimum distribution level.

Results of Operations

Our results of operations as of March 31, 2008 are not indicative of those expected in future periods as we were in our organizational stage and had not commenced real estate operations. During the period from inception (July 12, 2007) to December 31, 2007, we had been formed but had not yet commenced operations, as we had not yet begun our initial public offering. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on April 22, 2008 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering.

For the three months ended March 31, 2008, we had a net loss of $21,533 due primarily to general and administrative costs of $25,345 incurred in connection with the commencement of our operations. These general and administrative costs consisted primarily of insurance premiums and professional fees. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make real estate investments.

Our organization and offering costs are initially being paid by our advisor, the dealer manager and their affiliates on our behalf. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs exceed 15% of our gross offering proceeds. In the event we do not raise the minimum offering amount of $2,500,000 by April 22, 2009, we will terminate our initial public offering and have no obligation to reimburse the advisor, the dealer manager or their affiliates for any organization and offering costs. Our advisor and its affiliates have incurred on our behalf organization and offering costs of approximately $1,059,000 through March 31, 2008. These costs are not recorded in our financial statements because such costs are not a liability to us until we sell the minimum number of shares, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

We will also pay our independent directors an annual retainer of $25,000 plus fees for attendance at board and committee meetings. No independent director fees are payable unless we sell the minimum number of shares in our initial public offering. At March 31, 2008, independent director fees payable upon selling the minimum number of shares were approximately $14,000.

Real Estate Market

The United States commercial real estate investment and leasing markets continue to be highly competitive. We actively compete with many other entities engaged in the acquisition and operation of retail, office and industrial properties. As such, we compete for a limited supply of properties that meet our investment criteria. The renewed interest in real estate investments as an asset class over the past several years has increased the capital available for the acquisition of commercial real estate. Investors include large institutional investors, pension funds, REITs, insurance companies, as well as foreign and private investors. These entities may have greater financial resources than we do. This increased competition may limit the number of suitable properties available to us and result in higher pricing, lower yields and an increased cost of funds. The above factors could also result in delays in the investment of proceeds from our initial public offering.

Real Estate Finance Market

Recent events in the residential mortgage market may impact the commercial mortgage market as well as the market for debt related real estate-related investments generally. Credit spreads on commercial mortgages (i.e., the interest rate spread overall given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (i) supply and demand for such mortgage loans and (ii) capital markets execution for the sale or financing of such commercial mortgage assets. In the case of the former, the number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity or “demand” increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders are subject to the capital markets in order to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital markets decreases. As the market tightens, many lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them.

For existing loans, when credit spreads widen, the fair value of these existing loans decrease in market price. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest forgone from the widened credit spread. Accordingly, when a lender wishes to sell the loan in a whole loan transaction, a commercial mortgage-backed securities issuance, finance the loan under a warehouse facility, or pledge the loan in a commercial real estate collateralized debt obligation financing, the reduced fair value of the loan will impact the total proceeds that the lender will receive.

Recently, concerns pertaining to the deterioration of the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-based securities and commercial real estate finance. This has resulted in a general reduction of liquidity in the commercial real estate sector. It has also caused a significant widening of the credit spreads on both commercial mortgage-backed securities and commercial real estate collateralized debt obligations in recent months. We can not foresee when these markets will stabilize.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence real estate operations. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets

Depreciation

We have to make subjective assessments as to the useful lives of our depreciable assets. These assessments have a direct impact on our net income, because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of these investments. We consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class to be as follows:

Buildings	25-40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, we will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases.

We will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

We will also consider information obtained about each property as a result of our preacquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

Estimates of the fair values of the tangible and intangible assets will require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocation, which would impact the amount of our net income.

Valuation of Real Estate Assets

We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we will assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Projections of future cash flows require us to estimate the expected future operating income and expenses related to an asset as well as market and other trends. The use of inappropriate assumptions in our future cash flows analyses would result in an incorrect assessment of our assets’ future cash flows and fair values and could result in the overstatement of the carrying values of our real estate assets and an overstatement of our net income.

Real Estate Loans Receivable

The real estate loans receivable will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loans receivable and an overstatement of our net income.

Revenue Recognition

We will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and we will include amounts expected to be received in later years in deferred rents. We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

We will make estimates of the collectibility of our tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

We will recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale will be measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income.

Distribution Policy

We expect to authorize and declare daily distributions that will be paid on a monthly basis. Generally, our policy will be to pay distributions from cash flow from operations. However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third-party borrowings to fund our distributions. We may also fund such distributions from advances from our advisor or sponsors or from our advisor’s deferral of its asset management fee.

Our distribution policy is not to use the proceeds of our initial public offering to pay distributions. However, our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source, including proceeds from our initial public offering or the proceeds from the issuance of securities in the future.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with our taxable year ending December 31, 2008. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Subsequent Events

Amendment to Charter and Advisory Agreement

On May 22, 2008, we amended and restated our Articles of Incorporation and on May 21, 2008, we amended and restated our Advisory Agreement. In both cases, the amendments provide that the limitation on our total operating expenses will commence upon the earlier to occur of four fiscal quarters after (i) the acquisition of our first real estate asset or (ii) October 22, 2008. Prior to these recent amendments, our Articles of Incorporation and advisory agreement provided that the limit on total operating expenses would only commence upon four fiscal quarters after the acquisition of our first real estate asset. See Note 4, “Related Party Transactions,” in the condensed notes to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the limitation on our total operating expenses.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of March 31, 2008, a 1% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2008, our Registration Statement on Form S-11 (File No. 333-146341), covering a public offering of up to 280,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on April 22, 2008 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

We may not sell any shares in the offering until we have raised gross offering proceeds of $2,500,000 from persons who are not affiliated with us or our advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by the escrow agent in trust for subscribers’ benefit. If we do not raise $2,500,000 in the offering by April 22, 2009, we will promptly return all funds in the escrow account (including interest) to subscribers. We expect to begin accepting subscriptions into escrow on June 2, 2008.

During the three months ended March 31, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 20, 2008, we held our annual meeting of stockholders in Newport Beach, California. Our sole stockholder, KBS Capital Advisors LLC, approved the amendment and restatement of our charter and elected the following individuals to the board of directors, each to hold office until the 2009 annual meeting of stockholders and until his or her successor is elected and qualifies: Charles J. Schreiber, Jr., Peter McMillan III, Hank Adler, Barbara R. Cambon and Stuart A. Gabriel, Ph.D.

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.1	Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.3	Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.4	Share Redemption Program, incorporated by reference to the description in the prospectus under “Description of Shares – Share Redemption Program,” incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.5	Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

10.1	Form of Dealer Manager Agreement with Selected Dealer Agreement, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

10.2	Amended and Restated Advisory Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 28, 2008	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr. Chief Executive Officer and Director

Date: May 28, 2008	By:	/s/ Stacie K. Yamane
Stacie K. Yamane Chief Financial Officer and Controller