Form 10-Q
period 2008-06-30
KBS Real Estate Investment Trust II, Inc.
filed 2008-08-14
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2008, there were 5,862,686 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I.	FINANCIAL INFORMATION		2

	Item 1.	Financial Statements	2

		Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	2

		Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 (unaudited)	3

		Consolidated Statements of Stockholders’ Equity for the Period from July 12, 2007 (inception) to December 31, 2007 and the Six Months Ended June 30, 2008 (unaudited)	4

		Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2008 (unaudited)	5

		Condensed Notes to Consolidated Financial Statements as of June 30, 2008 (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

	Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION		30

	Item 1.	Legal Proceedings	30

	Item 1A.	Risk Factors	30

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

	Item 3.	Defaults upon Senior Securities	30

	Item 4.	Submission of Matters to a Vote of Security Holders	30

	Item 5.	Other Information	30

	Item 6.	Exhibits	31

SIGNATURES			32

PART I.	FINANCIAL INFORMATION

Item 1.    Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$5,661,037	$200,000
Prepaid insurance	74,730	-
Other receivables	1,272,390	-

Total assets	$7,008,157	$200,000

Liabilities and stockholders’ equity
Accrued liabilities	$77,298	$-
Due to affiliates	743,691	-

Total liabilities	820,989	-

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,000,000,000 shares authorized, 740,330 and 20,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	7,403	200
Additional paid-in capital	6,305,499	199,800
Accumulated deficit	(125,734)	-

Total stockholders’ equity	6,187,168	200,000

Total liabilities and stockholders’ equity	$7,008,157	$200,000

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues:
Interest income	$1,384	$5,196
Expenses:
General and administrative expenses	(105,585)	(130,930)

Net loss	$(104,201)	$(125,734)

Loss per common share, basic and diluted	$(1.64)	$(3.01)

Weighted-average number of common shares outstanding, basic and diluted	63,439	41,719

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from July 12, 2007 (inception) to December 31, 2007 and the Six Months Ended June 30, 2008

(unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amounts	Paid-in Capital	Deficit	Equity
Balance, July 12, 2007 (inception)	-	$-	$-	$-	$-
Issuance of common stock	20,000	200	199,800	-	200,000
Net loss	-	-	-	-	-

Balance, December 31, 2007	20,000	200	199,800	-	200,000
Issuance of common stock	720,330	7,203	7,184,447	-	7,191,650
Commissions on stock sales and related dealer manager fees	-	-	(673,757)	-	(673,757)
Other offering costs	-	-	(404,991)	-	(404,991)
Net loss	-	-	-	(125,734)	(125,734)

Balance, June 30, 2008	740,330	$7,403	$6,305,499	$(125,734)	$6,187,168

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

(unaudited)

Cash Flows from Operating Activities:
Net loss	$(125,734)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid insurance	(74,730)
Accrued liabilities	77,298
Due to affiliates	126,942

Net cash provided by operating activities	3,776

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	5,919,260
Commissions on stock sales and related dealer manager fees	(461,999)

Net cash provided by financing activities	5,457,261

Net increase in cash and cash equivalents	5,461,037
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$5,661,037

Supplemental Disclosure of Non-Cash Transactions:
Increase in other receivables	$1,272,390

Increase in other offering costs due to affiliates	$404,991

Increase in commission on stock sales and related dealer manager fees due to affiliates	$211,758

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

1.	ORGANIZATION

KBS Real Estate Investment Trust II, Inc. (the “Company”) was formed on July 12, 2007 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that will end December 31, 2008. The Company is expected to conduct its business primarily through KBS Limited Partnership II (the “Operating Partnership”), a Delaware limited partnership formed on August 23, 2007, and its subsidiaries. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS REIT Holdings II LLC (“REIT Holdings”), a Delaware limited liability company formed on August 23, 2007, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.

Subject to certain restrictions and limitations, the business of the Company will be externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to the Advisory Agreement the Company entered into with the Advisor on March 20, 2008 (the “Advisory Agreement”), which was amended and restated on May 21, 2008. On August 30, 2007, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2008, the Advisor owns 20,000 shares of common stock of the Company.

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

As of June 30, 2008, neither the Company nor the Operating Partnership had purchased or contracted to purchase any properties or other investments. Also as of June 30, 2008, the Advisor had not identified any properties in which there is a reasonable probability that the Company or the Operating Partnership will invest.

On September 27, 2007, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on April 22, 2008 and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate assets as described above.

As of June 24, 2008, the Company’s escrow agent had received sufficient gross proceeds to satisfy the Minimum Number of Shares in the Offering. Through June 30, 2008, the Company had sold 720,330 shares for gross offering proceeds of $7.2 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements are prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted; although, management believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments (which are of a normal recurring nature) considered necessary to fairly present the results for those periods in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s registration statement on Form S-11, as amended.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate

Depreciation and Amortization

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

Real Estate Purchase Price Allocation

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), the Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company will amortize any capitalized above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the above-market or below-market lease intangible associated with that tenant’s lease would be charged to rental income in that period.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

The Company will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. The Company will include the amortization of tenant origination and absorption costs as depreciation and amortization in the consolidated statement of operations. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.

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

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with that tenant would be charged to expense in that period.

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company will assess the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company believed that it will not be able to recover the carrying value of the real estate and related intangible assets and liabilities the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Cash and Cash Equivalents

The Company considers all short-term (with an original maturity of three months or less), highly liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of June 30, 2008. The Company mitigates this risk by depositing funds with a major financial institution. There are no restrictions on the use of the Company’s cash as of June 30, 2008.

Rents and Other Tenant Receivables

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

Other Receivables

Other receivables consist of offering proceeds related to shares issued on the last day of the quarter. Offering proceeds related to subscriptions accepted by the Company at the close of business each day remain in the subscription clearing account in the name of the Advisor as trustee for the Company until the proceeds are wired to the Company the next business day. On the date the Company accepts the subscription and issues the underlying shares, the Offering proceeds related to the shares are recorded as an asset on the Company’s balance sheet. Other receivables totaled $1.3 million as of June 30, 2008.

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the program:

•

Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program), the Company may not redeem shares until they have been outstanding for one year.

•

The share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

As the use of the proceeds from the dividend reinvestment plan for redemptions is outside the Company’s control, they are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS 150 is not applicable until such shares are tendered for redemption by the holder, at which time the Company will reclassify such obligations from mezzanine equity to a liability based upon their respective settlement values.

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

Interest and other income will be recognized as they are earned.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Distribution Policy

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and to operate as a REIT beginning with its taxable year ending December 31, 2008. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company expects to authorize and declare daily distributions that will be paid on a monthly basis.

Distributions to stockholders will be determined by the board of directors of the Company and will be dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Code.

As of June 30, 2008, no dividends had been declared by the board of directors of the Company.

General and Administrative Expenses

General and administrative expenses, totaling $105,585 and $130,930 for the three and six months ended June 30, 2008, respectively, consisted primarily of amortization of insurance premiums, accounting fees, and board of directors fees. No general and administrative costs were incurred during 2007.

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. As of June 30, 2008, the Company had expensed independent director fees totaling $52,298, which are included in general and administrative expenses in the accompanying unaudited consolidated statement of operations. At June 30, 2008, all independent director fees were payable and are included in accrued liabilities in the accompanying unaudited balance sheet. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 4, “Related Party Transactions.”

Income Taxes

The Company intends to elect to be taxed as a REIT under the Code and intends to operate as such beginning with its taxable year ending December 31, 2008. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN 48 upon its inception on July 12, 2007. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions.

Per Share Data

Loss per basic share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during such period. Diluted loss per share of common stock equals basic loss per share of common stock as there were no potentially dilutive shares of common stock for the three and six months ended June 30, 2008.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. In February 2008, FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 is effective in fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company is currently evaluating the impact that FSP SFAS 157-2 will have on its financial statements.

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

June 30, 2008

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with GAAP. This statement will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate the adoption of SFAS 162 will have a significant effect on its consolidated financial statements.

3.	STOCKHOLDERS’ EQUITY

General

Under the Articles of Incorporation of the Company, the total number of shares of capital stock authorized for issuance is 1,010,000,000 shares, consisting of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock, each as defined by the Company’s Articles of Incorporation.

The shares of common stock have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of June 30, 2008, the Company had issued 740,330 shares of common stock.

The Company is authorized to issue one or more classes or series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of June 30, 2008, no shares of the Company’s preferred stock were issued and outstanding.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Three years after the completion of the offering stage, shares issued pursuant to the plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or a firm chosen for that purpose. The offering stage will be considered complete when the Company is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for one year. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason, upon 10 days’ written notice to participants.

Share Redemption Program

On March 20, 2008, the Company’s board of directors adopted a share redemption program that enables the Company’s stockholders to sell their shares to the Company in limited circumstances.

There are numerous restrictions on a stockholder’s ability to sell his shares to the Company under the program. Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability,” the Company may not redeem shares until they have been outstanding for one year. In addition, the share redemption program limits the number of shares that may be redeemed by the Company as follows: (1) during any calendar year, the Company may not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) funding for the redemption of shares comes exclusively from the net proceeds the Company receives from the sale of shares under the dividend reinvestment plan during the prior calendar year. Further, the Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent the Company from accommodating all requests made in any year.

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

As of June 30, 2008, there had been no shares redeemed or presented for redemption.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

4.	RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company.

Pursuant to the terms of the agreements described above, the following related party costs incurred by the Company for the three and six months ended June 30, 2008 and any related amounts payable as of June 30, 2008 are summarized below:

	Incurred	Payable
Selling commissions (1)	$422,049	$133,742
Dealer manager fees (1)	251,708	78,016
Reimbursements of organization and offering costs (1)	404,991	404,991
Reimbursement of insurance premiums and operating expenses (2)	126,942	126,942

	$1,205,690	$743,691

(1) Selling commissions, dealer manager fees and reimbursements of organization and offering costs are charged as incurred against stockholders’ equity in the accompanying consolidated balance sheets.

(2) Insurance premiums are capitalized to prepaid insurance in the accompanying consolidated balance sheets and amortized to general and administrative expenses in the period to which the expenditures relate. Operating expenses are charged as incurred against general and administrative expenses in the accompanying consolidated statements of operations.

As of June 30, 2008, the Advisor has incurred organization and offering costs of approximately $2.0 million on behalf of the Company. Organization and offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. As of June 30, 2008, the Company has paid or accrued $673,757 in selling commissions and dealer manager fees and accrued $404,991 of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and offering costs as of June 30, 2008. Also as of June 30, 2008, all organization and offering expenses (other than selling commissions and dealer manager fees) had been incurred by the Advisor and no such costs were paid directly by the Company.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

The fees and reimbursement obligations under the Advisory Agreement and Dealer Manager Agreement are as follows:

Form of Compensation	Amount
Selling Commission

The Company pays the Dealer Manager up to 6.0% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows 100% of commissions earned to participating broker-dealers. No sales commission will be paid on shares sold through the dividend reinvestment plan.

Assuming all shares in the primary offering are sold at the highest possible selling commissions (with no discounts to any categories of purchasers), estimated selling commissions are approximately $120,000,000 if the Company sells the maximum of 280,000,000 shares.

Dealer Manager Fee

The Company pays the Dealer Manager 3.5% of gross offering proceeds. No dealer manager fee is payable on shares sold under the dividend reinvestment plan. The Dealer Manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and in special cases the Dealer Manager may increase the reallowance. A reduced dealer manager fee is payable with respect to certain volume discount sales.

The estimated dealer manager fee is approximately $70,000,000 if the Company sells the maximum of 280,000,000 shares.

Reimbursement of Organization and Offering Expenses

The Company will reimburse the Advisor or its affiliates for organization and offering expenses (as discussed in Note 2) incurred by the Advisor or its affiliates on behalf of the Company to the extent that reimbursement would not cause selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds as of the date of reimbursement.

The Company estimates organization and offering costs of approximately $24,568,050 if the Company sells the maximum of 280,000,000 shares.

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Form of Compensation	Amount
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

Disposition Fee

For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliate a disposition fee of 1.0% of the contract sales price of the properties or other investments sold. However, in no event may the disposition fees (including real estate commissions) paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price of the properties or other investments sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will count against the limit on “total operating expenses” described below.

The Company does not intend to sell properties or other assets to affiliates. However, if the Company does sell an asset to an affiliate, its organizational documents would not prohibit it from paying the Advisor a disposition fee. Before the Company sells an asset to an affiliate, the Company’s Articles of Incorporation would require that the Company’s conflicts committee conclude, by a majority vote, that the transaction is fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from third parties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

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

Subordinated Incentive Listing Fee

Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15.0% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

*Commencing on the earlier to occur of four fiscal quarters after (i) the Company’s acquisition of its first real estate asset or (ii) October 22, 2008, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2.0% of its average invested assets or 25.0% of its net income, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

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

June 30, 2008

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

Some of the material conflicts that the Advisor, the Dealer Manager and its affiliates face are: 1) the determination of whether an investment opportunity should be recommended to the Company or another KBS-sponsored program or KBS-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other KBS-sponsored programs and KBS-advised investors, and the activities in which they are involved; 3) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided the Company; and 4) the fees received by the Advisor, the Dealer Manager, and its affiliates in connection with the Company’s public offering of equity securities.

5.	ECONOMIC DEPENDENCY

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

6.	SUBSEQUENT EVENTS

Distributions Declared

On July 14, 2008, the Company’s board of directors declared a daily dividend for the period from July 16, 2008 through July 31, 2008, which the Company will pay in August 2008, and a daily dividend for the period from August 1, 2008 through August 15, 2008, which the Company will pay in September 2008. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan. The dividends will be calculated based on stockholders of record each day during these periods at a rate of $0.00054795 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 2.0% annualized rate based on a purchase price of $10.00 per share. As the Company acquired its first asset on July 30, 2008, the Company expects these distributions will be paid from interest earned on proceeds from the Offering.

On August 12, 2008, the Company’s board of directors declared a daily dividend for the period from August 16, 2008 through August 31, 2008, which the Company will pay in September 2008, and a daily dividend for the period from September 1, 2008 through September 30, 2008, which the Company will pay in October 2008. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan. The dividends will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share. The Company expects these distributions will be funded in part by its funds from operations but that a majority of these distributions will be funded with debt financing.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Subsequent Investments and Financings

Acquisition and Related Financing of Mountain View Corporate Center

On July 30, 2008, the Company, through an indirect wholly owned subsidiary, purchased a four-story office building containing 134,980 rentable square feet (“Mountain View Corporate Center”) as its initial investment from a seller unaffiliated with the Company or the Advisor. Mountain View Corporate Center is located at 120 Mountain View Boulevard in Basking Ridge, New Jersey on an approximate 21.44-acre parcel of land of which approximately 13.46 acres are designated as conservation land that is not available for commercial use. The purchase price of Mountain View Corporate Center was $30.0 million plus closing costs.

The Company funded the acquisition with a $13.5 million six-month bridge loan facility, of which $9.5 million was used to fund the acquisition and $4.0 million is available for future disbursement for the Company’s general cash management requirements, and with proceeds from the Offering.

Purchase and Sale Agreement for the 300-600 Park Avenue Buildings

On July 31, 2008, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with a seller unaffiliated with the Company or the Advisor to purchase four four-story office buildings containing 564,304 rentable square feet located on an approximate 64.8-acre parcel of land in Florham Park, New Jersey (the “300-600 Park Avenue Buildings”) as one of its initial investments. Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of the 300-600 Park Avenue Buildings is approximately $184.3 million plus closing costs. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, it may forfeit $5.5 million of earnest money.

Purchase and Sale Agreement for the 100-200 Park Avenue Buildings

On August 8, 2008, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to purchase two four-story office buildings containing 558,966 rentable square feet located on an approximate 71.1-acre parcel of land in Florham Park, New Jersey (the “100-200 Park Avenue Buildings”). On July 17, 2008, the Advisor entered into the purchase and sale agreement to purchase the 100-200 Park Avenue Buildings with the seller, 100/200 Campus Drive, L.L.C. On August 8, 2008, the Advisor assigned this purchase and sale agreement to an indirect wholly owned subsidiary of the Company in exchange for $5.4 million, which is the amount of the non-refundable deposit under the purchase and sale agreement. The seller is not affiliated with the Company or the Advisor.

Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of the 100-200 Park Avenue Buildings is approximately $180.7 million plus closing costs. There can be no assurance that the Company will complete the acquisition. In some circumstances if the Company fails to complete the acquisition, the Company may forfeit $5.4 million of earnest money.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have no real estate operating history and as of June 30, 2008, our total assets were $7,008,157.

•	Our advisor has a limited operating history and limited experience operating a public company. This inexperience makes our future performance difficult to predict.

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

•

While we are investing the proceeds of our ongoing initial public offering, the high demand for the type of properties and other investments we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would.

•	We will depend on tenants for our revenue, and, accordingly, our revenue will depend upon the success and economic viability of our tenants.

•

Our future investments in mortgage, mezzanine, bridge and other loans as well as future investments in mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

We are a newly organized Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that will end December 31, 2008. On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares are being offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on April 22, 2008 and we broke escrow in our ongoing initial public offering on June 24, 2008. We expect to sell the 200,000,000 shares offered in our primary offering over a two-year period. If we have not sold all of the shares within two years, we may continue the offering beyond that date.

We intend to acquire and manage a diverse portfolio of real estate assets. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income-producing real estate and real estate-related assets that provide attractive and stable returns to our investors. We intend to allocate approximately 70% of our portfolio to investments in core properties and approximately 30% of our portfolio to other real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our initial public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forgo a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. As of June 30, 2008, we had not commenced real estate operations.

KBS Capital Advisors LLC is our advisor. As our advisor, KBS Capital Advisors LLC manages our day-to-day operations and our portfolio of real estate assets. KBS Capital Advisors LLC makes recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, then approves our property and real estate-related investments. KBS Capital Advisors LLC also provides asset-management, marketing, investor-relations and other administrative services on our behalf.

We intend to make an election to be taxed as a REIT under the Internal Revenue Code beginning with the taxable year ending December 31, 2008. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2008, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Market Outlook - Real Estate and Real Estate Finance Markets

Through the end of the second quarter of 2008, the U.S. economy faced a continued slowdown as many global financial institutions continued to write-down investments in residential mortgage-backed securities. As of result of losses from these write-downs and general volatility in the markets, financial institutions have tightened underwriting standards and widened credit spreads resulting in an increasing cost of capital to finance all assets, including commercial real estate, commercial mortgage and mezzanine loans, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities and corporate-level debt generally. As financial institutions such as banks, insurance companies and brokers seek to replenish lost capital from write-downs and the cost of capital continues to increase, financial institutions have responded by selling real estate, loans related to real estate and other structured finance investments to raise inexpensive capital, resulting in an increased supply of these investments in the marketplace. The increased supply of these assets has driven down their value. Over the short-term, management expects continued volatility in commercial real estate values and the real estate finance and structured finance markets. This may present a short-term opportunity to acquire assets that are undervalued. However, the opportunity is hampered by the increased cost of capital and uncertainty as to when markets will stabilize.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Widening credit spreads affect not only our ability to finance real estate investments but also the value of investments in mortgage and mezzanine loans and real estate-related debt securities. Credit spreads on commercial mortgages (i.e., the interest rate spread overall given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by (i) supply and demand for such mortgage loans and (ii) capital markets execution for the sale or financing of such commercial mortgage assets. In the case of the former, the number of potential lenders in the market and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity or “demand” increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders are subject to the capital markets in order to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital markets decrease. As the market tightens, many lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them.

For existing loans, when credit spreads widen, the fair value of these existing loans decrease in market price. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell the loan in a whole loan transaction, a CMBS issuance, finance the loan under a warehouse facility, or pledge the loan in a commercial real estate collateralized debt obligation financing, the reduced fair value of the loan will impact the total proceeds that the lender will receive.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2008, we have not made any investments in real estate or otherwise, and our total assets of $7,008,157 consist of $5,661,037 of cash, $1,272,390 of other receivables, and $74,730 of prepaid insurance.

As of June 24, 2008, the escrow agent for our initial public offering had received approximately $4.6 million of gross proceeds to purchase 455,767 shares of common stock, an amount sufficient to satisfy the minimum offering amount, and we broke escrow in our ongoing initial public offering. Through June 30, 2008, we had sold 720,330 shares for gross proceeds of approximately $7.2 million. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

As of June 30, 2008, we had no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing to be between 50.0% and 65.0% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter does not limit us from incurring debt until our borrowings would exceed 75.0% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, though we may exceed this limit under certain circumstances. During the early stages of our ongoing initial public offering, we expect that the conflicts committee will approve debt in excess of this limit.

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

Results of Operations

Our results of operations as of June 30, 2008 are not indicative of those expected in future periods as we were in our organizational stage and had not commenced real estate operations. During the period from inception (July 12, 2007) to December 31, 2007, we had been formed but had not yet commenced operations, as we had not yet begun our initial public offering. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on April 22, 2008 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering.

For the three and six months ended June 30, 2008, we had net losses of $104,201 and $125,734, respectively, due primarily to general and administrative costs incurred in connection with the commencement of our operations. General and administrative costs for the three and six months ended June 30, 2008 were $105,585 and $130,930, respectively, which consisted primarily of insurance premiums, accounting fees, and board of directors fees. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make real estate investments.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and the dealer manager fee) are initially being paid by our advisor, the dealer manager and their affiliates on our behalf. These other organization and offering expenses include all expenses to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and transfer agent, charges of our advisor for administrative services related to the issuance of shares in the offering, reimbursement of bona fide due diligence expenses of broker-dealers, reimbursement of our advisor for costs in connection with preparing supplemental sales materials, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement for employees of our affiliates to attend retail seminars conducted by broker-dealers and, in special cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager and their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred organization and offering costs of approximately $2.0 million on our behalf through June 30, 2008. These costs become a liability to us only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. As of June 30, 2008, we have paid or accrued $673,757 in selling commissions and dealer manager fees and accrued $404,991 of other organization and offering expenses, which amounts represent our maximum liability for organization and offering costs as of June 30, 2008. Through June 30, 2008, we had sold 720,330 shares for gross offering proceeds of approximately $7.2 million.

We will also pay our independent directors an annual retainer of $25,000 plus fees for attendance at board and committee meetings. At June 30, 2008, we had recorded independent director fees of $52,298, all of which were payable.

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

Depreciation and Amortization

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

Real Estate Purchase Price Allocation

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, we will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any capitalized above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the above-market or below-market lease intangible associated with that tenant’s lease would be charged to rental income in that period.

We will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

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

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with that tenant would be charged to expense in that period.

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

Impairment of Real Estate and Related Intangible Assets and Liabilities

We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Projections of future cash flows require us to estimate the expected future operating income and expenses related to real estate and related intangible assets and liabilities as well as market and other trends. The use of inappropriate assumptions in our future cash flows analyses would result in an incorrect assessment of future cash flows and fair values of our real estate and related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.

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

As of June 30, 2008, no dividends had been declared by our board of directors.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with our taxable year ending December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events

Distributions Declared

On July 14, 2008, our board of directors declared a daily dividend for the period from July 16, 2008 through July 31, 2008, which we will pay in August 2008, and a daily dividend for the period from August 1, 2008 through August 15, 2008, which we will pay in September 2008. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. The dividends will be calculated based on stockholders of record each day during these periods at a rate of $0.00054795 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 2.0% annualized rate based on a purchase price of $10.00 per share. As we acquired our first asset on July 30, 2008, we expect these distributions will be paid from interest earned on proceeds from our initial public offering.

On August 12, 2008, our board of directors declared a daily dividend for the period from August 16, 2008 through August 31, 2008, which we will pay in September 2008, and a daily dividend for the period from September 1, 2008 through September 30, 2008, which we will pay in October 2008. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. The dividends will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share. We expect these distributions will be funded in part by our funds from operations but that a majority of these distributions will be funded with debt financing.

Investments and Financings Subsequent to June 30, 2008

Acquisition and Related Financing of Mountain View Corporate Center

On July 30, 2008, we, through an indirect wholly owned subsidiary, purchased a four-story office building containing 134,980 rentable square feet (“Mountain View Corporate Center”) as our initial investment from a seller unaffiliated with us or our advisor. Mountain View Corporate Center is located at 120 Mountain View Boulevard in Basking Ridge, New Jersey on an approximate 21.44-acre parcel of land of which approximately 13.46 acres are designated as conservation land that is not available for commercial use. The purchase price of Mountain View Corporate Center was $30.0 million plus closing costs.

We funded the acquisition with a $13.5 million six-month bridge loan facility, of which $9.5 million was used to fund the acquisition and $4.0 million is available for future disbursement for our cash management requirements, and with proceeds from our ongoing initial public offering.

Purchase and Sale Agreement for the 300-600 Park Avenue Buildings

On July 31, 2008, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with a seller unaffiliated with us or our advisor to purchase four four-story office buildings containing 564,304 rentable square feet located on an approximate 64.8-acre parcel of land in Florham Park, New Jersey (the “300-600 Park Avenue Buildings”) as one of our initial investments. Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of the 300-600 Park Avenue Buildings is approximately $184.3 million plus closing costs. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit $5.5 million of earnest money.

Purchase and Sale Agreement for the 100-200 Park Avenue Buildings

On August 8, 2008, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to purchase two four-story office buildings containing 558,966 rentable square feet located on an approximate 71.1-acre parcel of land in Florham Park, New Jersey (the “100-200 Park Avenue Buildings”). On July 17, 2008, our advisor entered into the purchase and sale agreement to purchase the 100-200 Park Avenue Buildings with the seller, 100/200 Campus Drive, L.L.C. On August 8, 2008, the advisor assigned this purchase and sale agreement to our indirect wholly owned subsidiary in exchange for $5.4 million, which is the amount of the non-refundable deposit under the purchase and sale agreement. The seller is not affiliated with us or the advisor.

Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of the 100-200 Park Avenue Buildings is approximately $180.7 million plus closing costs. There can be no assurance that we will complete the acquisition. In some circumstances if we fail to complete the acquisition, we may forfeit $5.4 million of earnest money.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of our future acquisition and origination of mortgage, mezzanine, bridge and other loans. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks and interest rate fluctuations.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Through June 30, 2008, we had sold 720,330 shares for gross offering proceeds of $7.2 million. As of June 30, 2008, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$673,757	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Other organization and offering costs	404,991	Actual

Total expenses	$1,078,748

As of June 30, 2008, the net offering proceeds to us, after deducting the total expenses paid as described above, were approximately $6.1 million. We plan to use the net proceeds from this offering to acquire real estate and real estate-related investments.

During the period covered by this report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 21, 2008, our then sole stockholder, KBS Capital Advisors, approved our Second Amended and Restated Articles of Incorporation, which was filed with the Maryland Department of Assessments and Taxation on May 22, 2008.

Item 5.     Other Information

None.

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.     Exhibits

Ex.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.1	Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.3	Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.4	Share Redemption Program, incorporated by reference to the description in the prospectus under “Description of Shares – Share Redemption Program,” incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.5	Amended and Restated Escrow Agreement, dated June 2, 2008 by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Markets Group LLC and First Republic Trust Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

10.1	Dealer Manager Agreement with Selected Dealer Agreement, dated April 22, 2008

10.2	Amended and Restated Advisory Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

10.3	Selected Dealer Agreement, dated June 2, 2008, by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Advisors LLC, KBS Capital Markets Group LLC, KBS Holdings LLC and Ameriprise Financial Services, Inc., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date: August 14, 2008	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chief Executive Officer and Director

Date: August 14, 2008	By:	/s/ Stacie K. Yamane
Stacie K. Yamane
Chief Financial Officer and Controller