Form 10-Q
period 2008-09-30
KBS Real Estate Investment Trust II, Inc.
filed 2008-11-13
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2008, there were 23,099,205 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

FORM 10-Q

September 30, 2008

INDEX

PART I.	FINANCIAL INFORMATION		2

	Item 1.	Financial Statements	2

		Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	2

		Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 (unaudited)	3

		Consolidated Statements of Stockholders’ Equity for the Period from July 12, 2007 (inception) to December 31, 2007 and the Nine Months Ended September 30, 2008 (unaudited)	4

		Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2008 (unaudited)	5

		Condensed Notes to Consolidated Financial Statements as of September 30, 2008 (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

	Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION		39

	Item 1.	Legal Proceedings	39

	Item 1A.	Risk Factors	39

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 3.	Defaults upon Senior Securities	40

	Item 4.	Submission of Matters to a Vote of Security Holders	40

	Item 5.	Other Information	40

	Item 6.	Exhibits	41

SIGNATURES			45

PART I.	FINANCIAL INFORMATION

Item 1.    Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Real estate:
Land	$14,300,000	$-
Buildings and improvements, less accumulated depreciation of $445,634 as of September 30, 2008	190,248,123	-
Tenant origination and absorption costs, less accumulated amortization of $515,833 as of September 30, 2008	24,436,825	-

Total real estate, net	228,984,948	-
Cash and cash equivalents	44,574,930	200,000
Rents and other receivables	211,765	-
Above-market leases, net of accumulated amortization of $11,019 as of September 30, 2008	222,577	-
Deposits, deferred financing costs, prepaid expenses and other assets	8,368,595	-

Total assets	$282,362,815	$200,000

Liabilities and stockholders’ equity
Notes payable	$128,126,200	$-
Accounts payable and accrued liabilities	1,790,868	-
Due to affiliates	665,103	-
Distributions payable	683,142	-
Below-market leases, net of accumulated amortization of $159,651 as of September 30, 2008	14,602,269	-
Other liabilities	378,294	-

Total liabilities	146,245,876	-

Commitments and contingencies (Note 13)
Redeemable common stock	577,753	-
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,000,000,000 shares authorized, 15,632,838 and 20,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	156,328	200
Additional paid-in capital	136,898,693	199,800
Cumulative distributions and net losses	(1,515,835)	-

Total stockholders’ equity	135,539,186	200,000

Total liabilities and stockholders’ equity	$282,362,815	$200,000

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Revenues:
Rental income	$1,833,013	$1,833,013
Tenant reimbursements	191,074	191,074

Total revenues	2,024,087	2,024,087

Operating expenses:
Operating, maintenance, and management	485,446	485,446
Real estate taxes and insurance	147,666	147,666
Asset management fees to affiliate	122,938	122,938
General and administrative expenses	321,356	452,286
Depreciation and amortization	961,467	961,467

Total operating expenses	2,038,873	2,169,803

Operating loss	(14,786)	(145,716)

Other income (expenses):
Interest expense	(567,380)	(567,380)
Interest income	198,384	203,580

Total other income (expenses), net	(368,996)	(363,800)

Net loss	$(383,782)	$(509,516)

Net loss per common share, basic and diluted	$(0.05)	$(0.20)

Weighted-average number of common shares outstanding, basic and diluted	7,435,001	2,524,054

Distributions declared per common share	$0.10	$0.10

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from July 12, 2007 (inception) to December 31, 2007 and the Nine Months Ended September 30, 2008 (unaudited)

				Cumulative	Total
	Common Stock		Additional	Distributions	Stockholders’
	Shares	Amounts	Paid-in Capital	and Net Loss	Equity
Balance, July 12, 2007 (inception)	-	$-	$-	$-	$-
Issuance of common stock	20,000	200	199,800	-	200,000
Net loss	-	-	-	-	-

Balance, December 31, 2007	20,000	200	199,800	-	200,000
Issuance of common stock	15,612,838	156,128	155,702,055	-	155,858,183
Additions to redeemable common stock	-	-	(577,753)	-	(577,753)
Distributions declared	-	-	-	(1,006,319)	(1,006,319)
Commissions on stock sales and related dealer manager fees	-	-	(14,551,215)	-	(14,551,215)
Other offering costs	-	-	(3,874,194)	-	(3,874,194)
Net loss	-	-	-	(509,516)	(509,516)

Balance, September 30, 2008	15,632,838	$156,328	$136,898,693	$(1,515,835)	$135,539,186

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

(unaudited)

Cash Flows from Operating Activities:
Net loss	$(509,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred rent	(100,174)
Depreciation and amortization of real estate	961,467
Amortization of deferred financing costs	118,563
Amortization of above- and below-market leases, net	(148,632)
Changes in operating assets and liabilities:
Rents and other receivables	(111,591)
Prepaid expenses and other assets	(267,384)
Accounts payable and accrued liabilities	1,566,496
Other liabilities	378,294

Net cash provided by operating activities	1,887,523

Cash Flows from Investing Activities:
Acquisitions of real estate	(215,418,091)
Escrow deposits for future real estate acquisitions	(5,529,000)

Net cash used in investing activities	(220,947,091)

Cash Flows from Financing Activities:
Proceeds from notes payable	128,126,200
Payments of deferred financing costs	(2,690,774)
Proceeds from issuance of common stock	155,858,183
Payments of commissions on stock sales and related dealer manager fees	(14,551,215)
Reimbursements of other offering costs to affiliates	(2,984,719)
Distributions paid to common stockholders	(323,177)

Net cash provided by financing activities	263,434,498

Net increase in cash and cash equivalents	44,374,930
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$44,574,930

Supplemental Disclosure of Cash Flow Information:
Interest paid	$41,048

Supplemental Disclosure of Non-Cash Transactions:
Increase in other offering costs payable	$224,372

Increase in other offering costs due to affiliates	$665,103

Increase in distributions payable	$683,142

Increase in redeemable common stock	$577,753

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

1.	ORGANIZATION

KBS Real Estate Investment Trust II, Inc. (the “Company”) was formed on July 12, 2007 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that will end December 31, 2008. The Company conducts its business primarily through KBS Limited Partnership II (the “Operating Partnership”) and its subsidiaries. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS REIT Holdings II LLC (“KBS REIT Holdings II”), a Delaware limited liability company formed on August 23, 2007, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of KBS REIT Holdings II.

The Company expects to invest in a diverse portfolio of real estate assets. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also expects to invest in mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of September 30, 2008, the Company, through wholly owned subsidiaries, owned two office properties containing 693,946 rentable square feet. See Note 3, “Recent Acquisitions of Real Estate,” Note 4, “Real Estate,” and Note 5, “Tenant Origination and Absorption Costs, Above-Market Lease Assets and Below-Market Lease Liabilities.”

Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor on March 20, 2008, which was amended and restated on May 21, 2008 (as amended and restated, the “Advisory Agreement”). On August 30, 2007, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2008, the Advisor owns 20,000 shares of the Company’s common stock.

On September 27, 2007, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 200,000,000 shares were registered in the Company’s primary offering and 80,000,000 shares were registered under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on April 22, 2008 and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related assets as described above.

As of June 24, 2008, the Company’s escrow agent had received sufficient gross proceeds to satisfy the minimum number of shares in the Offering. From commencement of the Offering through September 30, 2008, the Company had sold 15,612,838 shares of common stock in the Offering for gross offering proceeds of $155.9 million, including shares issued through the Company’s dividend reinvestment plan.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The consolidated financial statements are prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted; however, management believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments (which are of a normal recurring nature) considered necessary to fairly present the results for those periods in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s consolidated balance sheet and notes thereto as of December 31, 2007 included in the Company’s registration statement on Form S-11, as amended.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to tenant’s space are capitalized and amortized over the term of the tenant’s lease. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Real Estate Purchase Price Allocation

Real estate, consisting of land, buildings and improvements, is recorded at cost. The Company allocates the cost of an acquisition to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”).

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective leases. Upon termination of a lease, the unamortized portion of the above-market or below-market lease intangible associated with the vacating tenant’s lease would be charged to rental income in that period.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. The Company includes the amortization of tenant origination and absorption costs as depreciation and amortization expense in the consolidated statement of operations. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.

The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases, including leasing commissions and legal and other related expenses, to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company amortizes the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Upon termination of a lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with the vacating tenant’s lease would be charged to expense in that period.

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company believes that it will not be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses related to real estate and related intangible assets and liabilities recorded by the Company during the nine months ended September 30, 2008.

Real Estate Loans Receivable

Future investments in real estate loans receivable will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Cash and Cash Equivalents

The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of September 30, 2008. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits all funds. There are no restrictions on the use of the Company’s cash as of September 30, 2008.

Rents and Other Receivables

The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal fees and other third party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close.

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the share redemption program), the Company may not redeem shares until they have been outstanding for one year.

•

The share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Under the program, the Company will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years.

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

As the use of the proceeds from the dividend reinvestment plan for redemptions is outside the Company’s control, they are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock, and are, therefore, presented as redeemable common stock in the accompanying consolidated balance sheets.

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS 150 is not applicable until such shares are tendered for redemption by the holder, at which time the Company will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

During the nine months ended September 30, 2008, no shares had been tendered for redemption or redeemed by the Company.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Other offering costs include all expenses to be incurred by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder and transfer agent; (iii) charges of the Advisor for administrative services related to the issuance of shares in the Offering; (iv) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (v) reimbursement to the Advisor for costs in connection with preparing supplemental sales materials; (vi) the cost of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers); (vii) reimbursement to the Dealer Manager for attendance and sponsorship fees and cost reimbursements for employees of the Dealer Manager to attend retail seminars conducted by broker-dealers; and (viii) in special cases, reimbursement to participating broker-dealers for technology costs associated with the Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the shares in the Offering and the ownership of the shares by such broker-dealers’ customers. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Offering. As of September 30, 2008, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through September 30, 2008, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 15,612,838 shares in the Offering for gross offering proceeds of $155.9 million and recorded organization and other offering costs of $3.9 million and selling commissions and dealer manager fees of $14.6 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease, and amounts expected to be received in later years are recorded as deferred rent. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period in which the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.

The Company will recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale will be measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

Interest and other income are recognized as they are earned.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

General and Administrative Expenses and Asset Management Fees

General and administrative expenses, totaling $321,356 and $452,286 for the three and nine months ended September 30, 2008, respectively, consisted primarily of amortization of insurance premiums, independent director fees, and legal, audit, and other professional fees. In addition, asset management fees to affiliates totaled $122,938 for the three and nine months ended September 30, 2008. To the extent included in the definition of total operating expenses (as set forth in Note 11), general and administrative expenses, including asset management fees due to affiliates, are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor (as discussed in Note 11). Pursuant to the operating expense reimbursement obligation, commencing upon the earlier to occur of four fiscal quarters after (i) the acquisition of the Company’s real estate asset or (ii) October 22, 2008 (which is six months after commencement of the Company’s Offering), the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company acquired its first real estate asset on July 30, 2008. The Company’s charter-imposed limitation on total operating expenses will commence with the fiscal quarter ending September 30, 2009.

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. The Company had incurred independent director fees of $59,246 and $111,544 for the three and nine months ended September 30, 2008, respectively, which are included in general and administrative expenses in the accompanying consolidated statement of operations. At September 30, 2008, $14,249 of independent director fees were payable and are included in accounts payable and accrued liabilities. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor as discussed in Note 11.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable year ending December 31, 2008. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) upon its inception on July 12, 2007. The Company’s policy is to classify interest related to the underpayment of income taxes as a component of interest expense and penalties related to the underpayment of income taxes as a component of general and administrative expenses. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax year ending December 31, 2007. As of September 30, 2008, the return for the calendar year 2007 remains subject to examination by major tax jurisdictions.

Changes to Federal Tax Laws Affecting REITs

The Housing and Economic Recovery Tax Act of 2008 (the “Housing Act”) was signed into law by President Bush on July 30, 2008. The Housing Act’s provisions regarding REITs are generally effective for the Company’s 2009 taxable year and beyond. The Housing Act made the following changes, among others, to certain REIT provisions of the Code:

•

Taxable REIT Subsidiaries. The maximum allowed value of taxable REIT subsidiaries’ securities (other than securities that are real estate assets) held by a REIT as a percentage of the total value of a REIT’s assets has been increased from 20% to 25%.

•

Prohibited Transactions Safe Harbor. There is a safe harbor that, if available, can allow the Company to avoid the 100% prohibited transaction tax. This safe harbor specifies a holding period that has been reduced from four years to two years by the Housing Act. Certain other changes to the safe harbor are also made under the Housing Act. These new rules apply to sales made after the Housing Act was enacted.

•

Hedging Income. Income from a hedging transaction that complies with identification procedures set out in Treasury regulations that hedges indebtedness incurred or to be incurred by the Company to acquire or carry real estate assets will not constitute gross income for purposes of both the 75% and 95% gross income tests.

Per Share Data

Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net loss per share of common stock equals basic net loss per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2008.

Distributions declared per common share assumes the share was issued and outstanding each day from July 16, 2008 through September 30, 2008. Distributions for the period from July 16, 2008 through August 15, 2008 are based on a daily distribution for the period of $0.00054795 per share per day. Distributions for the period from August 16, 2008 through September 30, 2008 are based on a daily distribution for the period of $0.00178082 per share per day.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. In February 2008, FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 is effective in fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company is currently evaluating the impact that FSP SFAS 157-2 will have on its financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

In October 2008, FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 was effective upon issuance. The Company is currently evaluating the impact that FSP SFAS 157-3 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As of September 30, 2008, the Company has not elected to apply the fair value option to any specific assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that SFAS 141R will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with GAAP. This statement will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate that the adoption of SFAS 162 will have a significant effect on its consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

3.	RECENT ACQUISITIONS OF REAL ESTATE

Real Estate Acquisitions During the Three Months Ended September 30, 2008

During the three months ended September 30, 2008, the Company acquired the following properties:

				Intangibles
Property Name Location of Property	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price	Notes Payable
Mountain View Corporate Center
Basking Ridge, New Jersey	7/30/2008	$3,600,000	$23,408,146	$3,729,412	$233,596	$(235,440)	$30,735,714	$9,800,000 (1)
100 & 200 Campus Drive Buildings
Florham Park, New Jersey (2)	9/09/2008	10,700,000	167,285,611	21,223,246	-	(14,526,480)	184,682,377	118,326,200

		$14,300,000	$190,693,757	$24,952,658	$233,596	$(14,761,920)	$215,418,091	$128,126,200

(1) The outstanding principal balance relates to a $13.5 million six-month bridge loan facility, of which $9.5 million was initially funded for the acquisition of Mountain View Corporate Center and $0.3 million was subsequently funded for general cash management requirements. Pursuant to the loan agreement, at September 30, 2008 an additional $3.7 million is available for future disbursement for the Company’s general cash management requirements, subject to certain conditions set forth in the loan agreement.

(2) As of September 30, 2008, the purchase price allocation is preliminary and pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities.

During the three months ended September 30, 2008, the Company recorded $25,186,254 and $14,761,920 of intangible assets and liabilities, respectively, in connection with these real estate acquisitions, which have weighted-average amortization periods as of the dates of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Mountain View Corporate Center	6.01	4.42	6.34
100 & 200 Campus Drive Buildings	5.05	-	6.01

Acquisition of Mountain View Corporate Center

On July 30, 2008, the Company, through an indirect wholly owned subsidiary, purchased a four-story office building containing 134,980 rentable square feet (“Mountain View Corporate Center”) from a seller unaffiliated with the Company or the Advisor. Mountain View Corporate Center is located in Basking Ridge, New Jersey on an approximate 21.44-acre parcel of land, of which approximately 13.46 acres are designated as conservation land that is not available for commercial use. As of September 30, 2008, Mountain View Corporate Center was 96% leased.

Acquisition of the 100 & 200 Campus Drive Buildings

On September 9, 2008, the Company, through an indirect wholly owned subsidiary, purchased two four-story office buildings containing 558,966 rentable square feet (the “100 & 200 Campus Drive Buildings”), from a seller unaffiliated with the Company or the Advisor, as the first phase of a two-phase acquisition. The 100 & 200 Campus Drive Buildings are located on an approximate 71.1-acre parcel of land in Florham Park, New Jersey. As of September 30, 2008, the 100 & 200 Campus Drive Buildings were 99% leased.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

4.	REAL ESTATE

As of September 30, 2008, the Company’s real estate portfolio was comprised of two office properties containing approximately 693,946 rentable square feet and was 98% leased. The following table provides summary information regarding the properties owned by the Company as of September 30, 2008:

Property	Acquisition Date	City	State	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Mountain View Corporate Center	7/30/2008	Basking Ridge	NJ	$30,737,558	$(324,504)	$30,413,054
100 & 200 Campus Drive Buildings	9/09/2008	Florham Park	NJ	199,208,857	(636,963)	198,571,894

				$229,946,415	$(961,467)	$228,984,948

Real estate at September 30, 2008 consists of the following:

Land	$14,300,000
Buildings	180,651,204
Tenant improvements	10,042,553
Tenant origination and absorption costs	24,952,658

Real estate at cost	229,946,415
Accumulated depreciation and amortization	(961,467)

Total real estate, net	$228,984,948

Operating Leases

The Company’s operating real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2008, the leases have remaining terms of up to nine years and may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a tenant’s receivable exceeds the amount of its security deposit. Security deposits related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

As of September 30, 2008, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows:

October 1, 2008 through December 31, 2008	$4,853,023
2009	19,296,895
2010	17,259,694
2011	13,524,991
2012	12,190,761
Thereafter	34,163,356

$101,288,720

As of September 30, 2008, the Company’s highest tenant industry concentrations were as follows:

Industry	Number of Tenants	Annualized Gross Base Rents	Percentage of Annualized Gross Base Rents
Chemical	1	$6,414,526	31.4%
Legal Services	3	4,464,117	21.8%
Financial Services	7	4,124,875	20.2%
Retail	1	2,190,687	10.7%

		$17,194,205	84.1%

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of September 30, 2008, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities are as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$24,952,658	$233,596	$14,761,920
Accumulated Amortization	(515,833)	(11,019)	(159,651)

Net Amount	$24,436,825	$222,577	$14,602,269

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The Company amortizes any capitalized above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancellable terms of the respective leases. The Company includes the amortization of tenant origination and absorption costs as depreciation and amortization in the consolidated statement of operations. Amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2008 are as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$515,833	$11,019	$(159,651)

The remaining unamortized balance for these outstanding intangible assets and liabilities as of September 30, 2008 will be amortized as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
October 1, 2008 through December 31, 2008	$1,908,385	$13,222	$(911,229)
2009	6,922,433	52,890	(3,617,856)
2010	5,185,779	52,890	(2,812,407)
2011	2,706,765	52,890	(1,524,528)
2012	2,157,123	50,685	(1,309,359)
Thereafter	5,556,340	-	(4,426,890)

	$24,436,825	$222,577	$(14,602,269)

Weighted-Average
Amortization Period	5.17 years	4.21 years	5.99 years

6.	RENTS AND OTHER RECEIVABLES

As of September 30, 2008, the Company’s rents and other receivables consist of the following:

Tenant receivables	$100,295
Deferred rent	100,174
Interest receivable on cash and cash equivalents	11,296

$211,765

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

7.	DEPOSITS, DEFERRED FINANCING COSTS, PREPAID EXPENSES AND OTHER ASSETS

As of September 30, 2008, the Company’s deposits, deferred financing costs, prepaid expenses and other assets consist of the following:

Escrow deposits for future real estate purchases	$5,529,000
Deposits for financing of future real estate purchases	1,917,000
Deferred financing costs, net of accumulated amortization of $118,563	655,211
Prepaid insurance	79,789
Other assets and prepaid expenses	187,595

$8,368,595

8.	NOTES PAYABLE

As of September 30, 2008, the Company’s notes payable consist of the following:

	Principal as of 9/30/08	Average Interest Rate(1)	Index and Margin	Loan Type	Maturity Date (2)
Mountain View Corporate Center - Mortgage Loan	$9,800,000	4.73%	(3)	Interest Only	1/30/2009 (4)
100 & 200 Campus Drive Buildings - Mortgage Loan	89,800,000	4.75%	(3)	Interest Only	3/09/2009 (5)
100 & 200 Campus Drive Buildings - Mezzanine Loan	28,526,200	6.20%	30-day LIBOR + 3.70%	(6)	3/09/2009

	$128,126,200

(1) Average interest rate is calculated as the weighted-average interest rate applicable to outstanding balances from the inception of the loan to September 30, 2008.

(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2008; subject to certain conditions, the maturity dates of some loans may be extended beyond the date shown.

(3) At the Company’s election, the interest rate under this loan may be calculated at a variable rate of Prime or 225 basis points over one-month, three-month, or six-month LIBOR by entering into a one-month, three-month, or six-month LIBOR contract, respectively.

(4) The Mountain View Corporate Center Mortgage Loan matures on January 30, 2009, with an option to extend the maturity date to April 30, 2009.

(5) The 100 & 200 Campus Drive Mortgage Loan matures on March 9, 2009, with an option to extend the maturity date to June 9, 2009.

(6) The Company is required make interest only payments for the first three months of the 100 & 200 Campus Drive Mezzanine Loan term, followed by principal payments of approximately $9.5 million, plus interest, for each of the fourth and fifth months of the 100 & 200 Campus Drive Mezzanine Loan term.

During the three and nine months ended September 30, 2008, the Company incurred $567,380 of interest expense. Of this amount, $407,769 was payable at September 30, 2008. Included in interest expense for the three and nine months ended September 30, 2008 was $118,563 of amortization of deferred financing costs.

The following is a schedule of maturities for all notes payable outstanding as of September 30, 2008:

October 1, 2008 through December 31, 2008	$-
2009	128,126,200
2010	-
2011	-
2012	-
Thereafter	-

$128,126,200

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

During the three months ended September 30, 2008, the Company entered into the following financings related to its real property portfolio:

Mountain View Corporate Center Financing

On July 30, 2008, the Company, through a wholly owned subsidiary, entered into a six-month bridge loan facility with a financial institution for $13.5 million secured by Mountain View Corporate Center, of which $9.5 million was used to fund the acquisition of Mountain View Corporate Center and $4.0 million remained available for future disbursement for the Company’s cash management requirements, subject to certain conditions set forth in the loan agreement. On September 10, 2008, the Company drew an additional $300,000 from the bridge loan facility. As of September 30, 2008, the outstanding principal balance under this loan was $9.8 million.

100 & 200 Campus Drive Buildings Financing

On September 9, 2008, the Company, through an indirect wholly owned subsidiary, entered into a six-month bridge loan with a financial institution for $89.8 million secured by the 100 & 200 Campus Drive Buildings and a mezzanine loan with a financial institution for $28.5 million secured by a pledge of 100% of the equity interests in the subsidiary that holds title to the 100 & 200 Campus Drive Buildings.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2008, the Company’s accounts payable and accrued liabilities consisted of the following:

Accounts payable and other accrued liabilities	$1,383,099
Accrued interest expense	407,769

$1,790,868

10.	OTHER LIABILITIES

As of September 30, 2008, the Company’s other liabilities consist of the following:

Tenant security deposits	$198,846
Prepaid rent and other	179,448

$378,294

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

11.	RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate and real estate-related assets, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company.

Pursuant to the terms of the agreements described above, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2008, respectively, and any related amounts payable as of September 30, 2008:

	Incurred
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Payable at September 30, 2008
Expensed
Asset management fees	$122,938	$122,938	$-
Reimbursable insurance premiums and operating expenses (1)	7,674	134,616	-

Additional Paid-in Capital
Selling commissions (2)	8,680,034	9,102,083	-
Dealer manager fees (2)	5,197,424	5,449,132	-
Reimbursable other offering costs (2) (3)	1,669,497	3,649,822	665,103

Capitalized
Acquisition fees (4)	1,603,609	1,603,609	-

	$17,281,176	$20,062,200	$665,103

(1) The Company reimbursed the Advisor $112,095 for directors and officers insurance premiums for the Company’s directors and officers covering the period from February 29, 2008 through February 28, 2009. Insurance premiums are capitalized to prepaid expenses in the accompanying consolidated balance sheets and amortized to general and administrative expenses in the period to which the expenditures relate. Operating expenses are charged as incurred against general and administrative expenses in the accompanying consolidated statements of operations.

(2) Selling commissions, dealer manager fees and reimbursements of other offering costs are charged as incurred against stockholders’ equity in the accompanying consolidated financial statements.

(3) Reimbursable other offering costs represent the portion of the Company’s other offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed or reimbursable by the Company. The Company has recorded other offering costs related to the Offering of $3.9 million for the nine months ended September 30, 2008, including both other offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates on behalf of the Company. Of the total other offering costs recorded by the Company, $3.6 million was incurred by the Advisor and its affiliates and recorded by the Company and $2.9 million had been paid by the Company at September 30, 2008.

(4) Represents acquisition fees related to purchases of real estate investments during the three and nine months ended September 30, 2008.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three and nine months ended September 30, 2008.

The fees and reimbursement obligations under the Advisory Agreement and Dealer Manager Agreement are as follows:

Form of Compensation	Amount
Selling Commission

The Company pays the Dealer Manager up to 6% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows 100% of commissions earned to participating broker-dealers. No sales commission will be paid on shares issued through the dividend reinvestment plan. A reduced sales commission is payable with respect to certain volume discount sales.

Assuming all shares in the primary offering are sold at the highest possible selling commissions (with no discounts to any categories of purchasers), estimated selling commissions are approximately $120,000,000 if the Company sells the maximum of 200,000,000 shares in the primary offering.

Dealer Manager Fee

The Company pays the Dealer Manager 3.5% of gross offering proceeds. No dealer manager fee is payable on shares issued under the dividend reinvestment plan. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and in special cases the Dealer Manager may increase the reallowance. A reduced dealer manager fee is payable with respect to certain volume discount sales.

The estimated dealer manager fee is approximately $70,000,000 if the Company sells the maximum of 200,000,000 shares in the primary offering.

Reimbursement of Organization and Other Offering Expenses

The Company reimburses the Advisor or its affiliates for organization and other offering expenses (as discussed in Note 2) incurred by the Advisor or its affiliates on behalf of the Company to the extent that reimbursement would not cause selling commissions, dealer manager fees and organization and other offering expenses borne by the Company to exceed 15% of gross offering proceeds as of the date of reimbursement.

The Company estimates organization and offering costs of approximately $24,568,050 if the Company sells the maximum of 280,000,000 shares.

Acquisition Fee

The Company pays the Advisor 0.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company pays an origination fee to the Advisor in lieu of an acquisition fee.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Form of Compensation	Amount
Origination Fee

The Company pays the Advisor or its wholly owned subsidiary 1.0% of the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of the loans. The Company will not pay an acquisition fee with respect to such loans.

Asset Management Fee*

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments.

Reimbursement of Operating Expenses*

The Company reimburses the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as insurance, rent, personnel costs, utilities and IT costs. Though the Advisor may seek reimbursement for personnel and other overhead costs under the Advisory Agreement, the Advisor does not intend to do so at this time. If the Advisor does decide to seek reimbursement for personnel and other overhead costs, such costs may include the Company’s proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. The Company will not reimburse the Advisor or its affiliates for personnel and other overhead costs in connection with services for which the Advisor or its affiliates receive acquisition fees, origination fees or disposition fees.

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

September 30, 2008

(unaudited)

Form of Compensation	Amount
Subordinated Participation in Net Cash Flows*

After investors receive a return of their net capital contributions and an 8% per year cumulative, noncompounded return, the Advisor is entitled to receive 15% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise. The 8% per year cumulative, noncompounded return is calculated based on the amount of capital invested in the Offering. In making this calculation, an investor’s net capital contribution is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 8% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 8%.

Subordinated Incentive Listing Fee

Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8% per year cumulative, noncompounded return to stockholders.

*Commencing with the fiscal quarter ended September 30, 2009, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

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

100 & 200 Campus Drive Buildings

On July 17, 2008, the Advisor entered into a purchase and sale agreement with 100/200 Campus Drive, L.L.C. to acquire the 100 & 200 Campus Drive Buildings. On August 8, 2008, the Advisor assigned this purchase and sale agreement to the Company and the Company reimbursed the Advisor $5.4 million, which was the amount of the non-refundable deposit under the purchase and sale agreement. On September 9, 2008, the Company, through an indirect wholly owned subsidiary, acquired the property directly from the seller. Neither the Company nor the Advisor is affiliated with the seller of the 100 & 200 Campus Drive Buildings.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

12.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2008, as if all the Company’s acquisitions that were completed during the nine months ended September 30, 2008 were completed as of January 1, 2008. As of September 30, 2008, the Company owned two office properties containing 693,946 rentable square feet, both of which were acquired during the three months ending September 30, 2008. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred as of January 1, 2008, nor do they purport to predict the results of operations for future periods.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Revenues	$6,810,050	$20,275,089

Depreciation and amortization	$(3,100,199)	$(9,190,763)

Net loss	$(769,147)	$(3,000,438)

Net loss per common share, basic and diluted	$(0.04)	$(0.21)

Weighted-average number of common shares outstanding, basic and diluted	20,689,176	13,981,278

13.	COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase, and disposition of properties and other investments; management of the daily operations of the Company’s real estate investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2008.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

14.	SUBSEQUENT EVENTS

Status of Offering

The Company commenced its Offering on April 22, 2008. As of November 10, 2008, the Company had accepted gross offering proceeds of approximately $230.3 million related to the issuance of 23,079,205 shares of stock, including shares issued in the primary offering and under the dividend reinvestment plan.

Distributions Paid

On October 15, 2008, the Company paid distributions of $683,142, which related to distributions declared for each day in the period from September 1, 2008 through September 30, 2008.

Distributions Declared

On September 23, 2008, the Company’s board of directors declared a daily distribution for the period from October 1, 2008 through October 31, 2008, which the Company expects to pay in November 2008. On October 21, 2008, the Company’s board of directors declared a daily distribution for the period from November 1, 2008 through November 30, 2008, which the Company expects to pay in December 2008. On November 7, 2008, the Company’s board of directors declared a daily distribution for the period from December 1, 2008 through December 31, 2008, which the Company expects to pay in January 2009, and a daily distribution for the period from January 1, 2009 through January 31, 2009, which the Company expects to pay in February 2009. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Subsequent Investments and Financings

Acquisition and Related Financing of the 300-600 Campus Drive Buildings

On October 10, 2008, the Company, through an indirect wholly owned subsidiary, purchased four four-story office buildings containing 564,304 rentable square feet located on an approximate 64.8-acre parcel of land in Florham Park, New Jersey as the second phase of a two-phase acquisition (the “300-600 Campus Drive Buildings”). The seller is not affiliated with the Company or the Advisor. The purchase price of the 300-600 Campus Drive Buildings was $184.3 million plus closing costs. The 300-600 Campus Drive Buildings are 100% leased.

The Company funded the acquisition with a $93.9 million loan secured by the 300-600 Campus Drive Buildings, a $47.0 million mezzanine loan secured by a pledge of 100% of the equity interests in the subsidiary of the Company that holds title to the 300-600 Campus Drive Buildings, and with proceeds from the Offering.

Purchase Agreement for the 350 E. Plumeria Building

On October 6, 2008, the Company, through an indirect wholly owned subsidiary, entered into a purchase agreement to purchase a two-story office/flex building containing 142,700 rentable square feet located on an approximate 8.1-acre parcel of land (the “350 E. Plumeria Building”). The seller is not affiliated with the Company or the Advisor. The purchase price of the 350 E. Plumeria Building is approximately $35.8 million plus closing costs. Pursuant to the purchase agreement, the Company would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, the Company may forfeit $2.0 million of earnest money. The 350 E. Plumeria Building is 100% leased to NetGear, Inc.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Both we and our advisor have a limited operating history and our advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

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

•

If we raise substantially less than the maximum offering, we may not be able to invest in a diverse portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•

The current credit market disruptions have caused the spreads on prospective debt financing to increase. This could cause the costs and terms of new financings to be less attractive than the terms of our current indebtedness and increase the cost of our variable rate debt.

•

If we are unable to locate investments with attractive yields while we are investing the proceeds of our ongoing initial public offering, our distributions and the long-term returns of our investors may be lower than they otherwise would.

•	We depend on tenants for our revenue and, accordingly, our revenue will depend upon the success and economic viability of our tenants.

•

Our future investments in mortgage, mezzanine, bridge and other loans as well as future investments in mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

We intend to acquire and manage a diverse portfolio of real estate assets. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income-producing real estate and real estate-related assets that provide attractive and stable returns to our investors. We intend to allocate approximately 70% of our portfolio to investments in core properties and approximately 30% of our portfolio to other real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our ongoing initial public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forgo a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we initially expect.

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

We intend to make an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ending December 31, 2008. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2008, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Market Outlook - Real Estate and Real Estate Finance Markets

Events in the residential mortgage market have impacted the commercial mortgage market as well as the market for debt related real estate-related investments generally. Credit spreads on commercial mortgages (i.e., the interest rate spread overall given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (i) supply and demand for such mortgage loans and (ii) the ability to sell or finance such commercial mortgage assets. In the case of the former, the number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity or “demand” increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders are subject to the capital markets in order to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital markets decreases. As credit conditions in the market tighten, many lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For existing loans, when credit spreads widen, the fair value of these existing loans decrease in market price. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest forgone from the widened credit spread. Accordingly, when a lender wishes to sell the loan in a whole loan transaction, issue commercial mortgage-backed securities, finance the loan under a warehouse facility, or pledge the loan in a commercial real estate collateralized debt obligation financing, the reduced fair value of the loan will impact the total proceeds that the lender will receive.

Recently, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-based securities and commercial real estate bonds and loans. This has resulted in a general reduction of demand in the commercial real estate sector. It has also caused a significant widening of the credit spreads on both commercial mortgage-backed securities and commercial real estate collateralized debt obligations in recent months. We can not foresee when these markets will stabilize.

More generally, the capital and credit markets have been experiencing extreme volatility and disruption for more than 15 months, triggered by losses tied to the residential mortgage markets. The effects of increased rates of delinquency, foreclosure and loss in residential mortgages have spread throughout the capital markets and have affected the overall economy. These circumstances have materially impacted the cost and availability of debt to borrowers. As of November 10, 2008, we had debt obligations in the aggregate principal amount of $270.6 million. These debt obligations were comprised of short-term loans maturing within the next 12 months of $176.7 million and a long-term loan which matures in April 2014 of $93.9 million. As a result of the ongoing credit market turmoil, we may not be able to refinance our existing indebtedness or obtain additional debt financing on terms as attractive as our current indebtedness.

The disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in cap rates and lower property values. Furthermore, these deteriorating economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make.

Over the short-term, management expects continued volatility in the capital markets and with that, continued volatility in the commercial real estate, the real estate finance and the structured finance markets. This may present a short-term opportunity to acquire properties, loans and securities that are undervalued. However, the opportunity is hampered by the increased cost of capital and uncertainty as to when credit markets and the general economy will stabilize.

Liquidity and Capital Resources

We broke escrow in our ongoing initial public offering on June 24, 2008 and commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. Our principal demand for funds during the short and long-term is and will be for the acquisition of properties, loans and other real estate-related investments, the payment of operating expenses, capital expenditures, general and administrative expenses, payments under debt obligations and distributions to our stockholders.

Net cash flows from financing activities for the nine months ended September 30, 2008 were $263.4 million consisting of net offering proceeds of $138.3 million (after payment of selling commissions, dealer manager fees and other offering expenses of $17.5 million) and aggregate borrowings of $128.1 million related to the purchase of real estate. With this capital, we invested approximately $215.4 million in real estate investments, including acquisition fees and expenses of $4.7 million. We generated $1.9 million in net cash flows from operating activities primarily from the operations of the assets we acquired during the nine months ended September 30, 2008. We declared dividends to stockholders of $1.0 million during the nine months ended September 30, 2008, of which $683,142 was payable at September 30, 2008. At September 30, 2008, we had cash and cash equivalents of $44.6 million available for investment in properties and real estate-related investments and the repayment of debt.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2008, our liabilities totaled $146.2 million and consisted primarily of short-term mortgage loans and mezzanine debt. Short-term notes payable consisted of $128.1 million of variable-rate mortgage and mezzanine loans with a weighted-average interest rate of 5.03% for the nine months ended September 30, 2008. These financings are described below under “—Contractual Commitments and Contingencies.”

As discussed above, in 2007 and throughout 2008, the global capital markets have experienced significant dislocations and liquidity disruptions that have led the credit spreads of debt to widen considerably. These circumstances have materially impacted the cost and availability of debt to borrowers. Our investment strategy is to utilize both secured and unsecured debt to finance our investment portfolio; however, given the current debt market environment, we may elect to forgo the use of debt on some or all of our future real estate acquisitions. Management remains vigilant in monitoring the risks inherent to our portfolio and is taking actions to ensure that we are positioned to take advantage of the current conditions in the capital markets. We may elect to secure financing subsequent to the acquisition date on future real estate properties and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all of our assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our ongoing initial public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of September 30, 2008, our borrowings were approximately 59% of the cost (before depreciation or other non-cash reserves) of all of our real estate investments.

We will obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from bonds and other lenders and from any undistributed funds from operations.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors LLC and our conflicts committee.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2008:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
Outstanding debt obligations (1)	$128,126,200	$-	$128,126,200	$-	$-
Interest payments on outstanding debt obligations (2)	$2,786,584	$1,624,343	$1,162,241	$-	$-
Purchase obligations (3)	$184,300,000	$184,300,000	$-	$-	$-

(1)	Amounts include principal payments only.

(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates for the current year-to-date. We incurred interest expense of $448,817, excluding amortization of deferred financing costs totaling $118,563, during the nine months ended September 30, 2008.

(3) As of September 30, 2008, we had entered into a purchase and sale agreement to acquire the 300-600 Campus Drive Buildings, which consist of four four-story office buildings containing 564,304 rentable square feet located in Florham Park, New Jersey. We completed the acquisition of the 300-600 Campus Drive Buildings on October 10, 2008.

Our outstanding debt obligations as of September 30, 2008 were as follows:

	Principal	Average Interest Rate (1)	Index and Margin	Loan Type	Maturity Date (2)	Percent of Total Indebtedness
Mountain View Corporate Center - Mortgage Loan	$9,800,000	4.73%	(3)	Interest Only	1/30/2009 (4)	7.65%
100 & 200 Campus Drive Buildings - Mortgage Loan	89,800,000	4.75%	(3)	Interest Only	3/09/2009 (5)	70.09%
100 & 200 Campus Drive Buildings - Mezzanine Loan	28,526,200	6.20%	30-day LIBOR + 3.70%	(6)	3/09/2009	22.26%

	$128,126,200					100.00%

(1) Average interest rate is calculated as the weighted-average interest rate applicable to outstanding balances from the inception of the loan to September 30, 2008.

(2) Represents the initial maturity date or the maturity date as of September 30, 2008; subject to certain conditions, the maturity dates of some loans may be extended beyond the date shown.

(3) At our election, the interest rate under this loan may be calculated at a variable rate of Prime or 225 basis points over one-month, three-month, or six-month LIBOR by entering into a one-month, three-month, or six-month LIBOR contract, respectively.

(4) The Mountain View Corporate Center Mortgage Loan matures on January 30, 2009, with an option to extend the maturity date to April 30, 2009.

(5) The 100 & 200 Campus Drive Mortgage Loan matures on March 9, 2009, with an option to extend the maturity date to June 9, 2009.

(6) We are required to make interest only payments for the first three months of the 100 & 200 Campus Drive Mezzanine Loan term, followed by principal payments of approximately $9.5 million, plus interest, for each of the fourth and fifth months of the 100 & 200 Campus Drive Mezzanine Loan term.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2008 are not indicative of those expected in future periods as we broke escrow on our initial public offering on June 24, 2008 and commenced real estate operations on July 30, 2008 in connection with our first investment. During the period from inception (July 12, 2007) to December 31, 2007, we had been formed but had not yet commenced operations, as we had not yet begun our initial public offering. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on April 22, 2008 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering.

As of September 30, 2008, we had acquired two office properties for an aggregate purchase price of approximately $215.4 million, including closing costs. We funded the acquisitions of these investments with a combination of debt and proceeds from our ongoing initial public offering. We expect that rental income, tenant reimbursements, depreciation expense, amortization expense, operating expenses, asset management fees and net income will each increase in future periods as a result of owning the assets acquired during the three months ended September 30, 2008 for an entire period and as a result of anticipated future acquisitions of real estate assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income for our two office properties, both of which were acquired during the three months ended September 30, 2008, totaled $1.8 million and tenant reimbursements totaled $191,074 for the three and nine months ended September 30, 2008. Property operating costs were $485,446 for the three months and nine months ended September 30, 2008. Depreciation and amortization expenses for the three months and nine months ended September 30, 2008 were $961,467, and real estate taxes and insurance were $147,666. We acquired one office property on July 30, 2008 and one office property on September 9, 2008, and these properties represent approximately 14% and 86%, respectively, of the cost of our portfolio of real estate assets at September 30, 2008. Neither properties’ operations represent a full quarter of revenues and expenses.

General and administrative expenses for the three and nine months ended September 30, 2008 totaled $321,356 and $452,286, respectively. These general and administrative costs consisted primarily of insurance premiums, independent director fees and professional fees. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make real estate investments but to decrease as a percentage of total revenue.

Asset management fees with respect to our real estate investments totaled $122,938 for the three and nine months ended September 30, 2008. All asset management fees incurred as of September 30, 2008 have been paid.

The purchase price of our two acquisitions, both of which were acquired during the three months ended September 30, 2008, were financed primarily with debt. See above “—Contractual Commitments and Contingencies.” During the three months and nine months ended September 30, 2008, we incurred interest expense of $567,380 related to this debt including amortization of deferred financing costs of $118,563. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the cost of borrowings and the opportunity to acquire real estate and real estate-related assets meeting our investment objectives.

For the three and nine months ended September 30, 2008, we had a net loss of $383,782 and $509,516, respectively, due primarily to general and administrative costs, operating expenses, asset management fees, depreciation and amortization and interest expense and offset by rental revenues, tenant reimbursements and interest income.

We also pay our independent directors an annual retainer of $25,000 plus fees for attendance at board and committee meetings. We had recorded independent director fees of $59,246 and $111,544 for the three and nine months ended September 30, 2008, respectively, of which $14,249 was payable at September 30, 2008. Independent director fees are included in general and administrative expenses.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our ongoing initial public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder and transfer agent; (iii) charges of our advisor for administrative services related to the issuance of shares in the offering; (iv) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (v) reimbursement to our advisor for costs in connection with preparing supplemental sales materials; (vi) the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers); (vii) reimbursement to the dealer manager for attendance and sponsorship fees and cost reimbursements for employees of the dealer manager to attend retail seminars conducted by broker-dealers; and (viii) in special cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the shares in the offering and the ownership of the shares by such broker-dealers’ customers. Organization costs include all expenses to be incurred by us in connection with our formation, including but not limited to legal fees and other incorporation costs.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. Through September 30, 2008 our advisor, dealer manager, and their affiliates have incurred on our behalf organization and other offering costs of approximately $3.6 million. These costs become a liability to us only to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us do not exceed 15% of the gross proceeds from our ongoing initial public offering. As of September 30, 2008, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through September 30, 2008, including shares issued through our dividend reinvestment plan, we had issued 15,612,838 shares in our ongoing initial public offering for gross offering proceeds of approximately $155.9 million and recorded organization and other offering costs of $3.9 million and selling commissions and dealer manager fees of $14.6 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and nine months ended September 30, 2008, respectively:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net loss	$(383,782)	$(509,516)
Add:
Depreciation of real estate assets	284,193	284,193
Amortization of lease-related costs	677,274	677,274

FFO	$577,685	$451,951

Weighted-average shares outstanding, basic and diluted	7,435,001	2,524,054

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Set forth below is additional information related to certain noncash items included in net loss above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Noncash Items Included in Net Loss:

•	Revenues in excess of actual cash received of $100,174 for the three and nine months ended September 30, 2008, as a result of straight-line rent;

•

Revenues in excess of actual cash received of approximately $148,632 for the three and nine months ended September 30, 2008, as a result of amortization of above-market/below-market in-place leases; and

•	Amortization of deferred financing costs, which related to notes payable of approximately $118,563 for the three and nine months ended September 30, 2008, were recognized as interest expense.

Critical Accounting Policies

Below is a discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Real Estate Purchase Price Allocation

Real estate, consisting of land, buildings and improvements, is recorded at cost. We allocate the cost of an acquisition to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective leases. Upon termination of a lease, the unamortized portion of the above-market or below-market lease intangible associated with the vacating tenant’s lease would be charged to rental income in that period.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. We include the amortization of tenant origination and absorption costs as depreciation and amortization expense in the consolidated statement of operations. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. Upon termination of a lease, the unamortized portion of tenant origination and absorption costs associated with the vacating tenant’s lease would be fully amortized in that period.

We also consider information obtained about each property as a result of our preacquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases, including leasing commissions and legal and other related expenses, to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Upon termination of a lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with the vacating tenant’s lease would be charged to expense in that period.

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocation, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real Estate Loans Receivable

Future investments in real estate loans receivable will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loans receivable and an overstatement of our net income.

Revenue Recognition

We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and we record amounts expected to be received in later years as deferred rent. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

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

Interest and other income are recognized as they are earned.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with our taxable year ending December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Subsequent Events

Status of Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on April 22, 2008. As of November 10, 2008, we had accepted gross offering proceeds of approximately $230.3 million related to the issuance of 23,079,205 shares of stock, including shares issued in the primary offering and under our dividend reinvestment plan.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions Paid

On October 15, 2008, we paid distributions of $683,142, which related to distributions declared for each day in the period from September 1, 2008 through September 30, 2008.

Distributions Declared

On September 23, 2008, our board of directors declared a daily distribution for the period from October 1, 2008 through October 31, 2008, which we expect to pay in November 2008. On October 21, 2008, our board of directors declared a daily distribution for the period from November 1, 2008 through November 30, 2008, which we expect to pay in December 2008. On November 7, 2008, our board of directors declared a daily distribution for the period from December 1, 2008 through December 31, 2008, which we expect to pay in January 2009, and a daily distribution for the period from January 1, 2009 through January 31, 2009, which we expect to pay in February 2009. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Investments and Financings Subsequent to September 30, 2008

Acquisition and Related Financing of the 300-600 Campus Drive Buildings

On October 10, 2008, we, through an indirect wholly owned subsidiary, purchased four four-story office buildings containing 564,304 rentable square feet located on an approximate 64.8-acre parcel of land in Florham Park, New Jersey as the second phase of a two-phase acquisition (the “300-600 Campus Drive Buildings”). The seller is not affiliated with us or our advisor. The purchase price of the 300-600 Campus Drive Buildings was $184.3 million plus closing costs. The 300-600 Campus Drive Buildings are 100% leased.

We funded the acquisition with a $93.9 million loan secured by the 300-600 Campus Drive Buildings, a $47.0 million mezzanine loan secured by a pledge of 100% of the equity interests in our subsidiary that holds title to the 300-600 Campus Drive Buildings, and with proceeds from our ongoing initial public offering.

Purchase Agreement for the 350 E. Plumeria Building

On October 6, 2008, we, through an indirect wholly owned subsidiary, entered into a purchase agreement to purchase a two-story office/flex building containing 142,700 rentable square feet located on an approximate 8.1-acre parcel of land (the “350 E. Plumeria Building”). The seller is not affiliated with us or our advisor. The purchase price of the 350 E. Plumeria Building is approximately $35.8 million plus closing costs. Pursuant to the purchase agreement, we would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit $2.0 million of earnest money. The 350 E. Plumeria Building is 100% leased to NetGear, Inc.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of our future acquisition and origination of mortgage, mezzanine, bridge and other loans. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2008, we had $128.1 million of variable-rate debt outstanding. The weighted-average interest rate on the variable-rate debt was 5.03% as of September 30, 2008. If the weighted-average interest rate on our variable-rate debt outstanding at September 30, 2008 were to be 100 basis points higher or lower during the 12 months ended September 30, 2009, our interest expense would be increased or decreased by approximately $1.3 million annually.

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

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

Risks Related to Short-Term Financing

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to service our existing indebtedness, our ability to refinance or secure additional debt financing on attractive terms and the values of our investments.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 15 months. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We rely on debt financing to finance our properties and we expect to continue to use debt to acquire properties and other real estate-related investments. As a result of the ongoing credit market turmoil, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or dispose of some of our assets. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

The disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in cap rates and lower property values. Furthermore, these deteriorating economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make. These could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing any loan investment we may make could decrease below the outstanding principal amounts of such loans;

•

revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing; and/or

•	revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for borrowers to meet their payment obligations to us.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On April 22, 2008, our Registration Statement on Form S-11 (File No. 333-146341), covering a public offering of up to 280,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on April 22, 2008 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of September 30, 2008, we had sold 15,612,838 shares for gross offering proceeds of $155.9 million. As of September 30, 2008, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$14,551,215	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Organization and other offering costs	3,874,194	Actual

Total expenses	$18,425,409

From the commencement of our ongoing initial public offering through September 30, 2008, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $137.5 million, including net offering proceeds from our dividend reinvestment plan of $577,753, which are available for the purchase of shares under our share redemption program. As of September 30, 2008, we have used the net proceeds from our initial public offering and debt financing to purchase $215.4 million in real estate investments, including $4.7 million of acquisition fees and expenses.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits

Ex.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.1	Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.3	Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.4	Share Redemption Program, incorporated by reference to the description in the prospectus under “Description of Shares – Share Redemption Program,” incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-146341)

4.5	Amended and Restated Escrow Agreement, dated June 2, 2008 by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Markets Group LLC and First Republic Trust Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

10.1	Contract of Sale (related to the acquisition of Mountain View Corporate Center in Basking Ridge, New Jersey) between Mountainview Realty Holding Company and KBSII Mountain View, LLC, dated as of July 11, 2008, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.2	Loan Agreement (related to the acquisition of Mountain View Corporate Center in Basking Ridge, New Jersey) between KBSII Mountain View, LLC and Wells Fargo Bank, National Association, dated as of July 30, 2008, incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.3	Promissory Note (related to the acquisition of Mountain View Corporate Center in Basking Ridge, New Jersey) between KBSII Mountain View, LLC and Wells Fargo Bank, National Association, dated as of July 30, 2008, incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.4	Contract of Sale (related to the acquisition of the 100 & 200 Campus Drive in Florham Park, New Jersey) between 100/200 Campus Drive, L.L.C. and KBS Capital Advisors LLC, dated as of July 17, 2008, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits (continued)

Ex.	Description

10.5	Amendment to Contract of Sale (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) between 100/200 Campus Drive, L.L.C. and KBS Capital Advisors LLC, dated as of July 25, 2008, incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.6	Second Amendment to Contract of Sale (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) between 100/200 Campus Drive, L.L.C. and KBS Capital Advisors LLC, dated as of July 30, 2008, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.7	Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBSII 100-200 Campus Drive, LLC, dated as of August 8, 2008, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.8	Loan Agreement (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) between KBSII 100-200 Campus Drive, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2008, incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.9	Promissory Note (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) between KBSII 100-200 Campus Drive, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2008, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.10	Mezzanine Loan Agreement (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) between KBSII REIT Acquisition I, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2008, incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.11	Promissory Note (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) between KBSII REIT Acquisition I, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2008, incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.12	Contract of Sale (related to the acquisition of the 300-600 Campus Drive Buildings in Florham Park, New Jersey) between Park Avenue Realty Holding Company, Inc. and KBSII 300-600 Campus Drive, LLC, dated as of July 31, 2008, incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.13	Purchase Agreement (related to the acquisition of the 350 E. Plumeria Building in San Jose, California) between BRE/Plumeria L.L.C. and KBS Capital Advisors LLC, dated as of September 24, 2008, incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits (continued)

Ex.	Description

10.14	First Amendment to Purchase Agreement (related to the acquisition of the 350 E. Plumeria Building in San Jose, California) between BRE/Plumeria L.L.C. and KBS Capital Advisors LLC, dated as of October 6, 2008, incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.15	Assignment and Assumption of Purchase Agreement (related to the acquisition of the 350 E. Plumeria Building in San Jose, California) between KBS Capital Advisors LLC and KBSII 350 Plumeria, LLC, dated as of October 6, 2008, incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.16	Second Amendment to Purchase Agreement (related to the acquisition of the 350 E. Plumeria Building in San Jose, California) between BRE/Plumeria L.L.C. and KBSII 350 Plumeria, LLC, dated as of October 7, 2008, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.17	Lease Agreement (related to the acquisition of the 350 E. Plumeria Building in San Jose, California) by and between BRE/Plumeria LLC, as Landlord, and NetGear, Inc., as Tenant, dated as of September 25, 2007, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.18	First Amendment to Lease Agreement (related to the acquisition of the 350 E. Plumeria Building in San Jose, California) by and between BRE/Plumeria LLC, as Landlord, and NetGear, Inc., as Tenant, dated as of April 22, 2008, incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.19	Mortgage, Assignment of Leases and Rents Security Agreement and Fixture Filing (related to the acquisition of the 300-600 Campus Drive Buildings in Florham Park, New Jersey) between KBSII 300-600 Campus Drive, LLC and New York Life Insurance Company, dated as of October 10, 2008, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.20	Promissory Note (related to the acquisition of the 300-600 Campus Drive Buildings in Florham Park, New Jersey) between KBSII 300-600 Campus Drive, LLC and New York Life Insurance Company, dated as of October 10, 2008, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.21	Mezzanine Loan Agreement (related to the acquisition of the 300-600 Campus Drive Buildings in Florham Park, New Jersey) between KBSII REIT Acquisition II, LLC and Park Avenue Realty Holding Company, Inc., dated as of October 10, 2008, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.22	Promissory Note (Mezzanine Loan) (related to the acquisition of the 300-600 Campus Drive Buildings in Florham Park, New Jersey) between KBSII REIT Acquisition II, LLC and Park Avenue Realty Holding Company, Inc., dated as of October 10, 2008, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date: November 12, 2008	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date: November 12, 2008	By:	/s/ Stacie K. Yamane
Stacie K. Yamane
Chief Financial Officer and Chief Accounting Officer