Form 10-K
period 2008-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2009-03-27
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-146341

KBS REAL ESTATE INVESTMENT TRUST II, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-0658752
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1300 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

(949) 417-6500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act). Yes  ☐    No  ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 720,330 shares of common stock held by non-affiliates at June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 24, 2009, there were 44,978,256 outstanding shares of common stock of the Registrant.

Documents Incorporated by Reference:

Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Both we and our advisor have limited operating histories. This inexperience makes our future performance difficult to predict.

•

All of our executive officers, some of our directors and other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

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

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•

Our current and future investments in real estate, mortgage loans, mezzanine loans, bridge loans, mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.

•

The current credit market disruptions have caused the spreads on prospective debt financing to increase. This could cause the costs and terms of new financings to be less attractive than the terms of our current indebtedness and increase the cost of our variable rate debt. In addition, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or dispose of some of our assets.

•	Continued disruptions in the financial markets and deteriorating economic conditions could adversely affect the value of our investments.

•

Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indexes. Increases in the indexes could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of this annual report on

Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

KBS Real Estate Investment Trust II, Inc. (the “Company”) is a Maryland corporation formed on July 12, 2007 to invest in a diverse portfolio of real estate properties and real estate-related assets. The Company intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership II, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner.

We intend to invest in a diverse portfolio of real estate assets. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related assets, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of December 31, 2008, we owned four real estate properties consisting of three office properties and one office/flex property encompassing 1,401,379 rentable square feet. In addition, as of December 31, 2008, we owned one real estate loan.

On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on April 22, 2008 and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager of the offering. The dealer manager is responsible for marketing our shares in the ongoing initial public offering. We intend to use substantially all of the net proceeds from the ongoing initial public offering to invest in a diverse portfolio of real estate and real estate-related assets as described above.

As of June 24, 2008, our escrow agent had received sufficient gross offering proceeds to satisfy the minimum number of shares requirement to break escrow in our ongoing initial public offering. From commencement of the offering through December 31, 2008, we had sold 31,495,364 shares in our ongoing initial public offering for gross offering proceeds of $314.2 million, which includes 202,284 shares issued through our dividend reinvestment plan for gross proceeds of $1.9 million.

Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. KBS Capital Advisors, conducts our operations and manages our portfolio of real estate investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.

Investment Objectives

We intend to invest in and manage a diverse portfolio of real estate and real estate-related assets. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income-producing real estate and real estate-related assets that provide attractive and stable returns to our investors. We intend to allocate between 60% and 70% of our portfolio to investments in core properties, which are generally existing properties with at least 80% occupancy and minimal near-term rollover, and allocate between 30% and 40% of our portfolio to real estate-related investments. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.

Although these percentages represent our target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will focus on the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Code”), the portfolio may consist of a greater percentage of real estate-related investments. As of December 31, 2008, as a percentage of our total investments, the purchase price of our real estate properties represented 88% of our portfolio and the purchase price of our real estate-related investments represented 12% of our portfolio.

Real Estate Portfolio

Real Estate Properties

We expect to invest in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. The types of properties that we may invest in include office, industrial, and retail properties located throughout the United States. Although we may invest in any of these types of properties, the primary property types in which we intend to invest are as follows (in no order of priority):

•

office properties — including low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation; and

•	industrial properties — including warehouse and distribution facilities, office/warehouse flex properties, research and development properties and light industrial properties.

We will generally hold fee title or a long-term leasehold estate in the properties we acquire. We may also invest in or acquire operating companies or other entities that own and operate assets that meet our investment objectives. We will make investments in other entities when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. We may also participate with other entities (including non-affiliated entities) in property ownership through joint ventures, limited liability companies, partnerships and other types of common ownership.

We generally intend to hold our core properties for four to seven years, which we believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of properties. However, economic and market conditions may influence us to hold our investments for different periods of time.

Real Estate-Related Assets

We also expect to make substantial investments in real estate loans, including first and second mortgage loans, mezzanine loans, B-Notes, bridge loans, convertible mortgages, wraparound mortgage loans, construction mortgage loans and participations in such loans. We intend to structure, underwrite and originate some of the debt products in which we invest. Our underwriting process will involve comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we will be able to efficiently structure a diverse range of products. For instance, we may sell some components of the debt we originate while retaining attractive, risk-adjusted strips of the debt for ourselves. Our advisor or a wholly owned subsidiary of our advisor will source our debt investments.

We also expect to invest in debt and equity securities. The debt securities in which we may invest include mortgage-backed securities, collateralized debt obligations and debt securities issued by other real estate companies. While we may invest in any of these debt-related investments, we expect that the majority of these investments would be commercial mortgage-backed securities. With respect to equity securities, we may purchase the common or preferred stock of REITs or other real estate companies or options to acquire their stock. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.

Financing Objectives

We will obtain the capital required to make investments and conduct our operations from the proceeds of our ongoing initial public offering, any future offerings we may conduct, from secured or unsecured financings from banks and other lenders, from any undistributed funds from operations and from the sale of investments. We have financed our acquisitions to date with a combination of the proceeds from our ongoing initial public offering and debt.

Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio; however, given the current debt market environment, we may elect to forego the use of debt on some or all of our future real estate acquisitions. We may elect to secure financing subsequent to the acquisition date on future real estate properties and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our ongoing initial public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing. We did not exceed our charter limitation on borrowings during any quarter of 2008. As of December 31, 2008, our borrowings were approximately 47% of the cost of our tangible assets (before depreciation or other noncash reserves).

We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties we purchase, publicly and privately-placed debt instruments and/ or financings from institutional investors or other lenders. This indebtedness may be unsecured or secured by mortgages or other interests in our properties, or may be limited to the particular property to which the indebtedness relates. We may finance the acquisition or origination of certain real estate-related investments with warehouse lines of credit and repurchase agreements. Repurchase agreements economically resemble short-term, variable-rate financings and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Warehouse facilities, bank credit facilities and repurchase agreements generally include a recourse component, meaning that lenders retain a general claim against us as an entity. Further, such borrowings may also provide the lender with the ability to make margin calls and may limit the length of time which any given asset may be used as eligible collateral. The form of our indebtedness may be long-term or short-term, fixed or floating rate or in the form of a revolving credit facility. KBS Capital Advisors will seek to obtain financing on our behalf on the most favorable terms available.

Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our debt policy in the future without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, any acquisition opportunities, the ability of our properties and other investments to generate sufficient cash flow to cover debt service requirements and other similar factors.

Economic Dependency

We are dependent on our advisor and the dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

Competitive Market Factors

The United States commercial real estate investment and leasing markets remains competitive. We face competition from various entities for investment opportunities in commercial and office properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our ongoing initial public offering. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

The success of our portfolio of real estate-related investments depends, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In acquiring and originating these investments, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Compliance with Federal, State and Local Environmental Law

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

All of our properties have been subject to Phase I environmental assessments at the time they were acquired. Some of the properties we have acquired are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our properties and our purchase of pollution and remediation legal liability insurance with respect to some of our properties, we do not believe that environmental conditions at our properties are likely to have a material adverse effect on our operations.

Employees

We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Industry Segments

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their annual financial statements. We acquire and operate commercial properties and invest in real estate-related assets, including real estate loans, and as a result, we operate in two business segments. For financial data by segment, see Note 15 “Segment Information” in the notes to consolidated financial statements filed herewith.

Available Information

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.kbs-cmg.com/REIT_II/kbs_reitII.htm, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A. RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to an Investment in Us

Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to the public offering price.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase them only as a long-term investment and be prepared to hold them for an indefinite period of time.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We will also depend upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. Rising vacancies across commercial real estate have resulted in increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. In order to do so, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in our ongoing initial public offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of KBS Capital Advisors, the property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. If we, through KBS Capital Advisors, are unable to find suitable investments promptly, we will hold the proceeds from our public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

Continued disruptions in the financial markets and deteriorating economic conditions could adversely impact the commercial mortgage market as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.

We intend to allocate approximately 30% to 40% of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. The returns available to investors in these investments are determined by: (i) the supply and demand for such investments, (ii) the performance of the assets underlying the investments and (iii) the existence of a market for such investments, which includes the ability to sell or finance such investments.

During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.

For nearly two years, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. We cannot foresee when these markets will stabilize. This instability may interfere with the successful implementation of our business strategy.

Continued disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to service our existing indebtedness, our ability to refinance or secure additional debt financing on attractive terms and the values of our investments.

The capital and credit markets have been experiencing extreme volatility and disruption for nearly two years. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We rely on debt financing to finance our properties and we expect to continue to use debt to acquire properties and possibly other real estate-related investments. As a result of the ongoing credit market turmoil, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or to dispose of some of our assets. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.

The continued disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, these deteriorating economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make. These could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•

revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing; and/or

•

revenues on the properties and other assets underlying our loan investments could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to pay dividends or meet our debt service obligations on debt financing.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders’ investment.

We rely upon our sponsors and the other real estate professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the institutional investors for whom KBS affiliates serve as investment advisors, also rely upon Messrs. Bren and Schreiber for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), which is managed by our advisor, relies upon Messrs. Bren, Hall, McMillan and Schreiber to identify potential investments and actively manage its assets. To the extent that our sponsors and the other real estate professionals at our advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our ongoing initial public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our public offering and the competition from other entities that may be better positioned to acquire the types of properties and other investments we desire to purchase increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the distribution of cash distributions attributable to those particular properties. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property.

Our stockholders will not have the opportunity to evaluate our investments before we make them, which makes our stockholders’ investment more speculative.

We will seek to invest substantially all of the net proceeds from our ongoing initial public offering, after the payment of fees and expenses, in the acquisition of or investment in interests in real estate and real estate-related assets. However, because our stockholders will be unable to evaluate the economic merit of specific real estate projects before we invest in them, they will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our stockholders will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the risk that our stockholders’ investment may not generate returns consistent with their expectations.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific assets we acquire.

Our initial public offering is being made on a “best efforts” basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in the offering may be substantially less than the amount we would need to achieve a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our ongoing initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions.

We are a recently formed company; we and our advisor have limited operating histories, which makes our future performance difficult to predict.

We are a recently formed company and have a limited operating history. We were incorporated in the State of Maryland on July 12, 2007. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor, including KBS REIT I.

Our advisor was formed on October 18, 2004 and its operations have consisted solely of serving as the external advisor to KBS REIT I, which launched its initial public offering and commenced real estate operations in 2006, and to us. KBS REIT I was the first publicly offered investment program sponsored by Messrs. Bren, Hall, McMillan and Schreiber. The private KBS-sponsored programs were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and they should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our limited operating history, our advisor’s limited operating history and the differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on KBS Capital Advisors to manage our operations and our portfolio of real estate assets. Our advisor has a limited operating history and it will depend upon the fees and other compensation that it will receive from us and KBS REIT I in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or our relationship with KBS Capital Advisors could hinder its ability to successfully manage our operations and our portfolio of investments.

Our dealer manager, KBS Capital Markets Group, has a limited operating history and our ability to implement our investment strategy is dependent, in part, upon the ability of KBS Capital Markets Group to successfully conduct our initial public offering, which makes an investment in us more speculative.

We have retained KBS Capital Markets Group, an affiliate of our advisor, to conduct our initial public offering. KBS Capital Markets Group has a limited operating history. The initial public offering of KBS REIT I, which commenced its initial public offering in January 2006 and ceased offering shares in its primary initial public offering on May 30, 2008, was the first offering conducted by our dealer manager. Our initial public offering, which commenced in 2008, is the second public offering conducted by our dealer manager. The success of our offering, and our ability to implement our business strategy, is dependent upon the ability of KBS Capital Markets Group to build and maintain a network of broker-dealers to sell our shares to their clients. If KBS Capital Markets Group is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source. If we fund distributions from financings, the net proceeds from our ongoing initial public offering or other sources, we will have less funds available for investment in properties and other real estate-related assets and the overall return to our stockholders may be reduced. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to utilize third-party borrowings to fund our distributions. We may also fund such distributions from advances from our advisor or sponsors or from our advisor’s deferral of its asset management fee. To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

The loss of or the inability to obtain key real estate professionals at our advisor and key employees at our dealer manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, Charles J. Schreiber , Jr. and, through our dealer manager, Greg P. Brakovich, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Bren, Hall, McMillan or Schreiber. Messrs. Bren, Hall, McMillan, Schreiber and Brakovich may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

We may change our targeted investments without stockholder consent.

We expect to allocate approximately 60% to 70% of our portfolio to investments in core properties and approximately 30% to 40% of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our ongoing initial public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments as described. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Risks Related to Conflicts of Interest

KBS Capital Advisors and its affiliates, including all of our executive officers, some of our directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

All of our executive officers, some of our directors and other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement and the dealer-manager agreement;

•

public offerings of equity by us, which entitle KBS Capital Markets Group to dealer-manager fees and will likely entitle KBS Capital Advisors to increased acquisition, origination and asset-management fees;

•	sales of properties and other investments, which entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

•

acquisitions of properties and other investments and originations of loans, which entitle KBS Capital Advisors to acquisition or origination fees and asset-management fees, and, in the case of acquisitions of investments from other KBS-sponsored programs, might entitle affiliates of KBS Capital Advisors to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments and to originate loans, which borrowings will increase the acquisition, origination and asset-management fees payable to KBS Capital Advisors;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle KBS Capital Advisors to a subordinated incentive listing fee;

•

whether we seek stockholder approval to internalize our management, which may entail acquiring assets (such as office space, furnishings and technology costs) and negotiating compensation for real estate professionals at our advisor and its affiliates that may result in such individuals receiving more compensation from us than they currently receive from our advisor; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a subordinated incentive fee.

The fees our advisor receives in connection with the acquisition, origination and management of assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.

KBS Capital Advisors faces conflicts of interest relating to the acquisition of assets and leasing of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

We rely on our sponsors and other key real estate professionals at our advisor, including Peter M. Bren, Keith Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I is also advised by KBS Capital Advisors and relies on our sponsors and the same real estate professionals. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As such, the one private KBS-sponsored program that is currently raising funds for investment and any future programs all rely on many of the same group of real estate professionals. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase real estate or any significant asset related to real estate unless our advisor has recommended the investment to us. Thus, the real estate professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions to our stockholders.

We and other KBS-sponsored programs and KBS-advised investors also rely on these real estate professionals to supervise the property management and leasing of properties. If the KBS team of real estate professionals direct creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.

KBS Capital Advisors, the real estate professionals assembled by our advisor, their affiliates and our officers will face competing demands relating to their time and this may cause our operations and our stockholders’ investment to suffer.

We rely on KBS Capital Advisors and the real estate professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan and Schreiber, for the day-to-day operation of our business. Messrs. Bren, Hall, McMillan and Schreiber are also executive officers of KBS REIT I, and Messrs. Bren and Schreiber are executive officers of KBS Realty Advisors and its affiliates, the advisors of the other KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Hall, McMillan and Schreiber will face conflicts of interest in allocating their time among us, KBS REIT I, KBS Capital Advisors and other KBS-sponsored programs and other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share many of the same real estate professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers, some of our directors and the key real estate professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors and the key real estate professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets and through KBS Capital Advisors and KBS Realty Advisors these persons serve as the advisor to KBS REIT I and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our board’s loyalties to KBS REIT I and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.

All of our directors are also directors of KBS REIT I, another public, non-traded REIT sponsored by Messrs. Bren, Hall, McMillan and Schreiber. The loyalties of our directors serving on the board of KBS REIT I or possibly on the board of future KBS-sponsored programs may influence the judgment of our board when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•

The conflicts committee of our board of directors must evaluate the performance of KBS Capital Advisors with respect to whether KBS Capital Advisors is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to another KBS-sponsored program or if our advisor is giving preferential treatment to another KBS-sponsored program in this regard, our conflicts committee may not be well suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.

•

We could enter into transactions with other KBS-sponsored programs, such as property sales, acquisitions or financing arrangements. Decisions of the board or the conflicts committee regarding the terms of those transactions may be influenced by the board’s or committee’s loyalties to such other KBS-sponsored programs.

•

A decision of the board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with an offering of other KBS-sponsored programs.

•	A decision of the board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.

Because our independent directors are also independent directors of KBS REIT I, they will receive compensation for service on the board of KBS REIT I. Like us, KBS REIT I will pay each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman will be paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman will be paid $3,000 for each teleconference committee meeting attended). In addition, KBS REIT I reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

    For the year ended December 31, 2008, the independent directors of KBS REIT I earned compensation as follows:

Independent Director	Compensation Earned in 2008(1)	Compensation Paid in 2008(1)
Hank Adler	$ 93,246 (2)	$ 103,581
Barbara Cambon	$ 97,746 (3)	$ 105,081
Stuart A. Gabriel, Ph.D	$ 78,746 (4)	$ 88,081

(1) Compensation Paid in 2008 includes meeting fees earned during 2007 but paid or reimbursed in 2008 as follows: Mr. Adler $20,668; Ms. Cambon $20,668; and Mr. Gabriel $15,668. Note that independent director compensation was increased effective October 1, 2008 to the amounts set forth the paragraph above.

(2) This amount includes (i) fees earned for attendance at 11 board meetings, 15 conflicts committee meetings and seven audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

(3) This amount includes (i) fees earned for attendance at 10 board meetings, 14 conflicts committee meetings and six audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

(4) This amount includes (i) fees earned for attendance at 10 board meetings, 14 conflicts committee meetings and seven audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

Risks Related to Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we become an unregistered investment company, we could not continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

We intend to qualify for an exemption from registration under Section 3(c)(5)(C) of the Investment Company Act, which means we must engage primarily in the business of buying real estate, mortgages and other liens on or interests in real estate. The position of the SEC staff generally requires us to maintain at least 55% of our portfolio in “qualifying real estate assets” (that is, real estate, mortgage loans and commercial mortgage-backed securities (“CMBS”) that represent the entire ownership in a pool of mortgage loans and other qualifying interests in real estate) and at least another 25% of our portfolio in additional qualifying real estate assets or “real estate-related assets.” Participations in mortgage loans, mortgaged-backed securities, mezzanine loans, preferred equity investments, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets, depending on the characteristics of the specific investments, including the rights that we have with respect to the underlying assets. Our ownership of these investments, therefore, may be limited by provisions of the Investment Company Act and SEC staff interpretations.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want to make and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exemption from the Investment Company Act.

If the market value or income potential of our qualifying assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death or “qualifying disability.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (1) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board would be free to amend, suspend or terminate the share redemption program upon 30 days’ notice.

The prices at which we will initially redeem shares under the program are as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

Notwithstanding the above, once we establish an estimated value per share of our common stock, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share no later than three years after the completion of our offering stage; however, the time frame before which we establish an estimated value per share may be different depending on regulatory requirements or if necessary to assist broker-dealers who sell shares in our ongoing initial public offering. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for one year. The restrictions of our share redemption program severely limit our stockholders’ ability to sell their shares should they require liquidity and limit their ability to recover the value they invested.

The offering price of our shares was not established on an independent basis; the actual value of our stockholders’ investment may be substantially less than what they pay. We may use the most recent price paid to acquire a share in our offering as the estimated value of our shares for up to three years after we have completed our offering stage (though we may establish an estimated value per share sooner if required by any regulatory bodies or if necessary to assist broker-dealers who sell shares in our ongoing initial public offering). Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value for our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that our stockholders would receive upon liquidation. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offering of common stock, pursuant to FINRA Conduct Rule 511, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, prepares annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, KBS Capital Advisors estimated the value of our common shares as $10.00 per share as of December 31, 2008. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our primary offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our ongoing public offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares for up to three years after we have completed our offering stage (though we may establish an estimated value per share sooner if required by any regulatory bodies or if necessary to assist broker-dealers who sell shares in our public offering). We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.) Our charter does not restrict our ability to conduct offerings in the future.

Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in our public offering, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

Because the dealer manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.

Our dealer manager, KBS Capital Markets Group, is one of our affiliates. Because KBS Capital Markets Group is an affiliate, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of our initial public offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase shares in our public offering, our board may elect to (1) sell additional shares in future public offerings, (2) issue equity interests in private offerings, (3) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation or (4) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after our investors purchase shares in our initial public offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

Payment of fees to KBS Capital Advisors and its affiliates reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

KBS Capital Advisors and its affiliates perform services for us in connection with the selection and acquisition or origination of our investments, the management and leasing of our properties and the administration of our other investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first receiving agreed-upon investment returns, affiliates of KBS Capital Advisors could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might be preceded by a decision to become self-managed. Given our advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other incentive compensation.

Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than stockholders paid for our shares. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiation. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.

Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for our significant organization and offering expenses, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

Although we will not currently be afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

General Risks Related to Investments in Real Estate

Economic and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.

Our properties and their performance are subject to the risks typically associated with real estate, including:

•	downturns in national, regional and local economic conditions;

•	competition from other office and industrial buildings;

•

adverse local conditions, such as oversupply or reduction in demand for office and industrial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

Any of the above factors, or a combination thereof, could result in a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investment.

If our acquisitions fail to perform as expected, cash distributions to our stockholders may decline.

Since breaking escrow in June 2008, we have made acquisitions of properties and other real estate-related assets. If these assets do not perform as expected we may have less cash flow from operations available to fund distributions and investor returns may be reduced.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties.

A property may incur vacancies either by the expiration of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investment.

We depend on tenants for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of our tenants.

The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a number of smaller tenants to meet their rental obligations would lower our net income. A default by a tenant on its lease payments would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-letting the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of the properties in which we invest may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. Because the market value of a property depends principally upon the value of the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce the amount of distributions to stockholders.

Our inability to sell a property when we want could limit our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.

If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the distributions available to our stockholders.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.

Although we expect that we will invest primarily in properties that have operating histories or whose construction is complete, from time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investment.

We face competition from various entities for investment opportunities in commercial and office properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire properties and other investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

Our joint venture partners could take actions that decrease the value of an investment to us and lower our stockholders’ overall return.

We may enter into joint ventures with third parties to acquire properties and other assets. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of our stockholders’ investment.

Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders. All of our properties have been subject to Phase I environmental assessments at the time they were acquired.

Costs associated with complying with the Americans with Disabilities Act may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. KBS-sponsored programs and KBS-advised investors have historically owned properties in major metropolitan areas. We expect that we will also invest in such markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.

Risks Related to Real Estate-Related Investments

Our investments in real estate-related investments are subject to the risks typically associated with real estate.

Our investments in mortgage, mezzanine or other real estate loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. Therefore, our real estate-related investments will be subject to the risks typically associated with real estate, which are described above under the heading “—General Risks Related to Investments in Real Estate.”

If we make or invest in mortgage, mezzanine, bridge or other real estate loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment would be subject to fluctuations in interest rates.

If we make or invest in fixed rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge or other real estate loans, our returns on those loans and the value of our stockholders’ investment will be subject to fluctuations in interest rates.

The mortgage loans we invest in and the mortgage loans underlying the mortgage securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Delays in liquidating defaulted mortgage loans could reduce our investment returns.

If we make or invest in mortgage loans and there are defaults under those mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by the same properties.

We expect to invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning (directly or indirectly) the real property or the entity that owns the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first-lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and of our common stock may be adversely affected.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.

Our investments in subordinated loans and subordinated mortgage-backed securities may be subject to losses.

We intend to acquire or originate subordinated loans and invest in subordinated mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.

The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks and construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment and we may not recover some or all of our investment.

To close transactions within a time frame that meets the needs of borrowers of loans we may originate, we may perform underwriting analyses in a very short period of time, which may result in credit decisions based on limited information.

We may gain a competitive advantage by, from time to time, being able to analyze and close transactions within a very short period of time. Our underwriting guidelines require a thorough analysis of many factors, including the underlying property’s financial performance and condition, geographic market assessment, experience and financial strength of the borrower and future prospects of the property within the market. If we make the decision to extend credit to a borrower prior to the completion of one or more of these analyses, we may fail to identify certain credit risks that we would otherwise have identified.

The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

CMBS, or commercial mortgage-backed securities, are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated.

To the extent that we make investments in real estate-related securities, a portion of those investments may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

We may invest in the equity securities of CDOs and such investments may involve significant risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

We may invest in the equity securities of CDOs. When we use the term “CDO”, we are referring to a collateralized debt obligation or an entity that issues such securities. A CDO entity is a special purpose vehicle that purchases collateral (such as real estate-related investments, bank loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults by the obligors under the underlying collateral and those defaults exceed a certain amount. In that event, the value of our investment in CDO equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

Delays in restructuring or liquidating non-performing real estate securities could reduce the return on our stockholders’ investment.

Real estate securities may become non-performing after acquisition for a wide variety of reasons. Such non-performing real estate investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may earn or recover from an investment.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.

The success of our real estate-related investments such as loans and debt and derivative securities will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of our stockholders’ investment.

Prepayments can adversely affect the yields on our investments.

The yields on our debt investments may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments received, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.

We will price our assets based on our assumptions about future credit spreads for financing of those assets. We expect to obtain longer-term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, this may reduce our income or cause losses.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then-current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Our investments in real estate-related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

We may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our ongoing initial public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A portion of our assets may be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

Market values of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

Some of our portfolio investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.

Some of our portfolio investments will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Risks Associated with Debt Financing

We incur mortgage indebtedness and other borrowings, which increases our risk of loss due to foreclosure.

We may obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratios.

We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money.

We expect to use leverage in connection with our investments in real estate-related assets, which increases the risk of loss associated with this type of investment.

We may finance the acquisition and origination of certain real estate-related investments with warehouse lines of credit and repurchase agreements. In addition, we may engage in various types of securitizations in order to finance our loan originations. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Our debt service payments will reduce our cash flow available for distributions. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuance of commercial mortgage-backed securities, collateralized debt obligations and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.

To the extent that we pursue CDO securitizations, delays in obtaining or securing long-term securitization financing will extend our default risk exposure.

We may leverage our real estate-related investments by borrowing. Such borrowings will initially take the form of warehouse facilities, bank credit facilities and repurchase agreements. In the future, we may also enter into securitization transactions in the form of CDOs and use the proceeds from such transactions to reduce the outstanding balances under our warehouse facilities, bank credit facilities and repurchase agreements. While we will retain the equity component, or below investment grade component, of such CDOs and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into securitization transactions will increase our overall exposure to risks associated with ownership of such investments, including the risk of default. Warehouse facilities, bank credit facilities and repurchase agreements generally include a recourse component, meaning that lenders retain a general claim against us as an entity. Further, such borrowings may also provide the lender with the ability to make margin calls and may limit the length of time that any given asset may be used as eligible collateral.

We may not be able to acquire eligible investments for a CDO issuance or may not be able to issue CDO securities on attractive terms, either of which may require us to seek more costly financing for our investments or to liquidate assets.

We may acquire debt instruments and finance them on a non-recourse long-term basis, such as through the issuance of CDOs. During the period that we are acquiring these assets, we may finance our purchases through relatively short-term credit facilities. We intend to use short-term warehouse lines of credit to finance the acquisition of instruments until a sufficient quantity is accumulated, at which time we may refinance these lines through a securitization, such as a CDO issuance, or other long-term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our warehouse facility is available, a sufficient amount of eligible assets to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we have accumulated a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

We expect that the terms of CDOs we may issue will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as “over-collateralization.” We anticipate that the CDO terms will provide that, if certain delinquencies and/or losses exceed specified levels, which we will establish based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted had losses or delinquencies not exceeded those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure our stockholders that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure our stockholders of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect our net income. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

We may be required to repurchase loans that we have sold or to indemnify holders of CDOs we issue.

If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs) or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to be carried on our books, and our ability to borrow against such assets may be limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing KBS Capital Advisors as our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

We expect that we will incur additional debt in the future and increases in interest rates will increase the cost of that debt, which could reduce the cash we have available for distributions. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.

Our policies do not limit us from incurring debt until our borrowings would exceed 75% of the cost of our tangible assets (before deducting depreciation or other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of March 24, 2009, our borrowings were 42% of the cost of all of our tangible assets (before deducting depreciation or other noncash reserves). High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations.

We may be deemed to be, or make investments in entities that own or are themselves deemed to be taxable mortgage pools. Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

The IRS may challenge our characterization of certain income from offshore taxable REIT subsidiaries.

We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.    PROPERTIES

As of December 31, 2008, our portfolio included three office properties and one office/flex property. In addition, we had invested in one real estate loan receivable.

Real Estate Investments

At December 31, 2008, our portfolio consisted of four properties encompassing approximately 1.4 million rentable square feet. The portfolio consisted of office and office/flex properties. All of these properties are included in our accompanying consolidated financial statements and in the property summary below. At December 31, 2008, our portfolio was approximately 98% leased. The following table provides summary information regarding our properties as of December 31, 2008:

Property Location of Property	Property Type	Rentable Square Feet	Total Cost at 12/31/2008	Debt	Annualized Base Rent (1)	Average Annualized Base Rent per Sq. Ft. (2)	Average Remaining Lease Term in Years	Percent Leased
Mountain View Corporate Center
Basking Ridge, NJ	Office	134,991	$30,756,368	$12,270,000	$3,897,451	$30.15	5.58	95.8%

Campus Drive Buildings
100 & 200 Campus Drive Buildings
Florham Park, NJ	Office	559,384	198,698,785	118,326,200	16,114,406	30.01	4.34	96.0%
300-600 Campus Drive Buildings
Florham Park, NJ	Office	564,304	195,207,941	140,850,000	14,580,984	25.84	5.51	100.0%

Total Campus Drive Buildings		1,123,688	393,906,726	259,176,200	30,695,390	27.87	4.94	98.0%

350 E. Plumeria Building
San Jose, CA	Office/Flex	142,700	36,115,915	-	2,972,632	20.83	9.25	100.0%

		1,401,379	$460,779,009	$271,446,200	$37,565,473	$27.36	5.45	98.0%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2008, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased rentable square feet.

Portfolio Lease Expirations

The following table reflects lease expirations of our owned properties as of December 31, 2008:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	4	$18,000	0.1%	11,657	0.9%
2009	3	345,026	0.9%	9,809	0.7%
2010	7	6,972,001	18.6%	253,266	18.4%
2011	4	2,183,999	5.8%	65,638	4.8%
2012	5	4,149,889	11.0%	158,216	11.5%
2013	2	215,971	0.6%	5,624	0.4%
2014	5	6,442,423	17.1%	224,978	16.4%
2015	4	7,332,167	19.5%	285,486	20.8%
2016	2	6,414,526	17.1%	199,024	14.5%
2017	1	518,839	1.4%	16,852	1.2%
2018	2	2,972,632	7.9%	142,700	10.4%

Total	39	$37,565,473	100.0%	1,373,250	100.0%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2008, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

Industry Distribution of Portfolio Leases

The following table shows the tenant industry diversification of our properties as of December 31, 2008:

Industry	Annualized Base Rent (1)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet	% of Leased Rentable Square Feet
Manufacturing	$9,548,780	25.4%	346,250	25.2%
Finance	6,520,711	17.4%	188,906	13.8%
Legal Services	6,442,273	17.1%	265,761	19.3%
Professional Services	5,543,860	14.8%	201,943	14.7%
Accounting Services	4,578,245	12.2%	203,121	14.8%
Retail Trade	2,190,687	5.8%	73,626	5.4%
Insurance	1,667,269	4.4%	51,316	3.7%
Other Services (2)	1,073,648	2.9%	42,327	3.1%

	$37,565,473	100.0%	1,373,250	100.0%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2008, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

(2) Consists of other industries that individually represent no more than 1% of Annualized Base Rent.

Significant Tenants

The following table details our 10 largest tenants as a percentage of total annualized base rent as of December 31, 2008:

Tenant	Tenant Industry	Annualized Base Rent (1)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet	% of Portfolio
BASF Americas Corporation	Manufacturing	$6,414,526	17.1%	199,024	14.2%
PricewaterhouseCoopers LLP	Accounting Services	4,338,153	11.5%	195,499	14.0%
Day Pitney LLP	Legal Services	3,071,853	8.2%	133,650	9.5%
NetGear, Inc.	Manufacturing	2,972,632	7.9%	142,700	10.2%
McKinsey & Company, Inc. US	Professional Services	2,230,335	5.9%	99,126	7.1%
Barnes & Noble College Bookstore	Retail Trade	2,190,687	5.8%	73,626	5.3%
Drinker Biddle & Reath LLP	Legal Services	2,182,495	5.8%	94,567	6.8%
Merrill Lynch, P, F & S, Inc.	Finance	1,774,273	4.7%	54,593	3.9%
PaineWebber, Inc.	Finance	1,339,544	3.6%	35,366	2.5%
Carroll McNulty & Kull	Legal Services	1,187,924	3.2%	37,544	2.7%

		$27,702,422	73.7%	1,065,695	76.2%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2008, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

Geographic Distribution of Portfolio Properties

The following table reflects the geographic distribution of our property portfolio as of December 31, 2008:

State	Number of Properties	Rentable Square Feet	Annualized Base Rent (1)	Average Annualized Base Rent per Sq. Ft. (2)	Percent of Portfolio Annualized Base Rent	Total Cost
New Jersey	3	1,258,679	$34,592,841	$28.11	92.1%	$424,663,094
California	1	142,700	2,972,632	20.83	7.9%	36,115,915

Total	4	1,401,379	$37,565,473	$27.36	100.0%	$460,779,009

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2008, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased rentable square feet.

Real Estate-Related Investment

As of December 31, 2008, we had invested in one real estate loan receivable, the Northern Trust Building A-Note:

Loan Name Location of Related Property or Collateral	Date Acquired	Property Type	Loan Type	Payment Type	Book Value as of December 31, 2008	Rate Type	Annual Effective Interest Rate	Maturity Date
Northern Trust Building A-Note San Diego, California	12/31/2008	Office	A-Note	Interest Only	$58,152,117	Fixed	13.1% (1)	10/01/2017

(1) The annual effective interest rate is the investment’s internal rate of return, calculated using the investment’s contractual cash flows and our cost basis in the investment (excluding direct acquisition costs), that will result in a constant yield over the life of the investment.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 24, 2009, we had approximately 45.0 million shares of common stock outstanding held by a total of approximately 13,000 stockholders. The number of stockholders is based on the records of Phoenix Transfer, Inc., who serves as our transfer agent.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the ongoing initial public offering of our common stock, pursuant to FINRA Conduct Rule 511, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, prepares annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, KBS Capital Advisors estimated the value of our common shares as $10.00 per share as of December 31, 2008. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our primary offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our ongoing public offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares for up to three years after we have completed our offering stage (though we may establish an estimated value per share sooner if required by any regulatory bodies or if necessary to assist broker-dealers who sell shares in our ongoing initial public offering). We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)

Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

Notwithstanding the above, in February 2009 FINRA released Regulatory Notice 09-09. This notice confirms that the National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per share for non-traded REITs from using a per share estimated value developed from data that is more than 18 months old. This would mean that broker-dealers that participate in our offering could not use the last price paid to acquire a share in our public offering as the estimated value per share of our common stock beginning 18 months after the date we cease offering shares in our initial public offering. We are currently evaluating the method that we will use to assist broker-dealers with this requirement.

Distribution Information

We intend to authorize and declare daily distributions that will be paid on a monthly basis. We intend to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2008. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

During 2008, we declared distributions based on daily record dates for each day during the period commencing July 16, 2008 through December 31, 2008, aggregated by month, as follows:

	July 16 through July 31	August 1 through August 15	August 16 through August 31	September 1 through September 30	October 1 through October 31	November 1 through November 30	December 1 through December 31
Total Distributions Declared (1)	$29,314	$46,674	$247,235	$683,090	$1,024,853	$1,288,870	$1,620,890
Total Per Share Distribution (1)	$0.01	$0.01	$0.02	$0.05	$0.06	$0.05	$0.06
Annualized Rate Based on Purchase Price of $10.00 Per Share	2.0%	2.0%	6.5%	6.5%	6.5%	6.5%	6.5%

(1) During 2008, approximately 90% of the distributions declared represented a return of capital and approximately 10% represented ordinary income for tax purposes.

Our board of directors declared a daily distribution for the period from January 1, 2009 through January 31, 2009, which we paid in February 2009, and declared a daily distribution for the period from February 1, 2009 through February 28, 2009, which we paid in March 2009. Our board of directors has also declared a daily distribution for the period from March 1, 2009 through March 31, 2009, which we expect to pay in April 2009; a daily distribution for the period from April 1, 2009 through April 30, 2009, which we expect to pay in May 2009; and a daily distribution for the period from May 1, 2009 through May 31, 2009, which we expect to pay in June 2009. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Our distributions are calculated based on stockholders of record each day during each distribution period at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On April 22, 2008, our Registration Statement on Form S-11 (File No. 333-146341), covering a public offering of up to 280,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on April 22, 2008 upon retaining KBS Capital Markets Group, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

Through December 31, 2008, we had sold 31,495,364 shares for gross offering proceeds of $314.2 million, including shares sold through our dividend reinvestment program. As of December 31, 2008, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$29,083,674	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Organization and other offering costs	5,504,692	Actual

Total expenses	$34,588,366

From the commencement of our ongoing initial public offering through December 31, 2008, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $279.6 million, including net offering proceeds from our dividend reinvestment plan of $1.9 million. The net proceeds from the dividend reinvestment plan offering from each calendar year are used to calculate the maximum dollar value of shares redeemable under our share redemption program in the subsequent calendar year. As of December 31, 2008, we have used the net proceeds from our initial public offering and debt financing to purchase $495.5 million in real estate and real estate-related investments, including $10.1 million of acquisition and origination fees and expenses.

During the fiscal year ended December 31, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.

There are several limitations on our ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.

•

The share redemption program limits the number of shares we may redeem to those that we could purchase with the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Under the program, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

Notwithstanding the above, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share no later than three years after the completion of our offering stage; however, the time frame before which we establish an estimated value per share may be different depending on regulatory requirements or if necessary to assist broker-dealers who sell shares in our ongoing initial public offering. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our ongoing initial public offering or follow-on public offerings – and have not done so for one year. Until we establish an estimated value per share, the redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from us.

Our board of directors may amend or terminate the share redemption program with 30 days’ notice.

As of December 31, 2008, we had not repurchased any shares under our share redemption program because no shares had been tendered for redemption.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the year ended December 31, 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2008	2007
Balance sheet data
Total real estate and real estate-related investments	$512,495,555	$-
Total assets	572,862,538	200,000
Notes payable	271,446,200	-
Total liabilities	300,556,598	-
Redeemable common stock	1,921,698	-
Total stockholders’ equity	270,384,242	200,000

	For the Year Ended December 31, 2008
Operating data
Total revenues	$14,676,381
Net loss	(2,581,652)

Per share data
Net loss per common share - basic and diluted	$(0.33)
Distributions declared per common share (1)	0.26

Other data
Cash flows provided by operations	$4,870,085
Cash flows used in investing activities	(495,535,316)
Cash flows provided by financing activities	547,074,543

Distributions declared	4,940,926

Weighted-average number of common shares outstanding, basic and diluted	7,926,366

Reconciliation of funds from operations (2)
Net loss	$(2,581,652)
Depreciation of real estate assets	2,314,494
Amortization of lease-related costs	4,659,444

FFO	$4,392,286

(1) Distributions declared per common share assumes each share was issued and outstanding each day from July 16, 2008 through December 31, 2008. Distributions for the period from July 16, 2008 through August 15, 2008 are based on a daily distribution for the period of $0.00054795 per share per day. Distributions for the period from August 16, 2008 through December 31, 2008 are based on a daily distribution for the period of $0.00178082 per share per day.

(2) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ definition. FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I.

Overview

We are a newly organized Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that ended December 31, 2008. On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (“SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares are being offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on April 22, 2008 and we broke escrow in our ongoing initial public offering on June 24, 2008. We expect to sell the 200,000,000 shares offered in our primary offering over a two-year period. If we have not sold all of the shares within two years, we may continue the offering beyond that date.

We intend to acquire and manage a diverse portfolio of real estate and real estate-related assets. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income-producing real estate and real estate-related assets that provide attractive and stable returns to our investors. We intend to allocate between 60% and 70% of our portfolio to investments in core properties and allocate between 30% and 40% of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our ongoing initial public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Code”), and maintain our exemption from registering as an investment company under the Investment Company Act of 1940, as amended, our portfolio composition may vary significantly from what we initially expect.

KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors manages our day-to-day operations and our portfolio of real estate assets. KBS Capital Advisors makes recommendations on all investments to our board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf.

We intend to make an election to be taxed as a REIT under the Code beginning with the taxable year that ended December 31, 2008. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2008, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Market Outlook - Real Estate and Real Estate Finance Markets

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans; we cannot foresee when these markets will stabilize. The United States economy is currently in a recession, which has negatively affected all businesses, including ours.

These disruptions in the financial markets and deteriorating economic conditions have increased the cost of credit in the commercial real estate sector and could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer real estate transactions, increased capitalization rates and lower property values. Furthermore, these deteriorating economic conditions have negatively impacted and may continue to negatively impact commercial real estate fundamentals and may result in lower occupancy, lower rental rates and declining values in our real estate portfolio, in the collateral securing our loan investments and in any future real estate or real estate-related investments we may make.

Over the short-term, management expects continued volatility in the capital markets and with that, continued volatility in the commercial real estate, the real estate finance and the structured finance markets. This may present a short-term opportunity to acquire real estate investments, real estate loans and other real estate-related investments that are undervalued. However, the opportunity may be hampered by the decreased availability and the increased cost of capital and uncertainty as to when credit markets and the general economy will stabilize.

Liquidity and Capital Resources

Our principal demand for funds during the short and long-term is and will be for the acquisition of properties, loans and other real estate-related investments, the payment of operating expenses, capital expenditures, general and administrative expenses, payments under debt obligations and distributions to stockholders. We have had three primary sources of capital for meeting our cash requirements:

•	Proceeds from our ongoing initial public offering, including our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate operations and real estate loan receivable.

For the year ended December 31, 2008, our cash needs for acquisitions have been met primarily with a combination of proceeds from our ongoing initial public offering and debt financing. Operating cash needs have been met through cash flow generated by our properties and investments, as well as through the use of debt financing. We believe that our cash on hand, cash flow from operations and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

We commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. We generated $4.9 million in net cash flows from operating activities primarily from the operations of the assets we acquired during the year ended December 31, 2008. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2008 for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $495.5 million for the year ended December 31, 2008. This was primarily due to the acquisition of four real estate properties for $437.4 million and one real estate loan investment for $58.0 million during the year ended December 31, 2008.

Cash Flows from Financing Activities

Net cash provided by financing activities was $547.1 million for the year ended December 31, 2008, and consisted of the following:

Debt Financings

•

Net aggregate borrowings of $271.4 million related to (i) borrowings totaling $268.6 million related to the purchase of three real estate properties and (ii) loan draws of $2.8 million used to fund general cash management requirements.

•	Payments of deferred financing costs related to the financings of real estate of $1.1 million.

Primary Public Offering and Payment of Offering and Other Costs and Expenses

•

Net primary offering proceeds related to our ongoing initial public offering of $278.1 million (after payment of selling commissions, dealer manager fees and other organization and offering expenses of $34.2 million).

Distributions to Common Stockholders

•

During 2008 we declared distributions totaling $4.9 million. Of this amount, $1.4 million was paid to our investors, $1.9 million was reinvested through our dividend reinvestment plan and $1.6 million was payable as of December 31, 2008.

As of December 31, 2008, our liabilities totaled $300.6 million and consisted primarily of a long-term note payable and short-term mortgage loans and mezzanine debt. The long-term note payable is a $93.9 million mortgage loan with a fixed interest rate of 5.9% at December 31, 2008. Short-term notes payable consisted of $130.5 million of variable rate mortgage and mezzanine loans with a weighted-average interest rate of 4.60% and a $47.0 million mezzanine loan with a fixed interest rate of 5.8% at December 31, 2008.

As discussed above, in 2007 and throughout 2008, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to widen considerably. These circumstances have materially impacted the cost and availability of debt to borrowers. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio; however, given the current debt market environment, we may elect to forego the use of debt on some or all of our future real estate acquisitions. Management remains vigilant in monitoring the risks inherent in our portfolio and is taking actions to ensure that we are positioned to take advantage of the current conditions in the capital markets. We may elect to obtain financing subsequent to the acquisition date on future real estate properties and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our ongoing initial public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2008, our borrowings were approximately 47% of the cost of all our tangible assets (before depreciation or other noncash reserves).

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2008:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations (1)	$271,446,200	$177,596,200	$-	$-	$93,850,000
Interest payments on outstanding debt obligations (2)	$31,987,114	$8,321,487	$11,074,300	$11,074,300	$1,517,027

(1) Amounts include principal payments only.

(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates for the current year-to-date. We incurred interest expense of $3.8 million, excluding amortization of deferred financing costs totaling $0.5 million, during the year ended December 31, 2008.

Results of Operations

Our results of operations for the year ended December 31, 2008 are not indicative of those expected in future periods as we broke escrow in our ongoing initial public offering on June 24, 2008 and commenced real estate operations on July 30, 2008 in connection with the acquisition of our first investment. During the period from inception (July 12, 2007) to December 31, 2007, we had been formed but had not yet commenced operations, as we had not yet begun our initial public offering. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on April 22, 2008 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering.

As of December 31, 2008, we had acquired three office properties, one office/flex property and one real estate loan receivable for an aggregate purchase price of approximately $495.6 million, including closing costs. We expect that all income and expenses related to our portfolio will increase in future years as a result of owning the investments acquired in 2008 for a full year and as a result of the additive effect of anticipated future acquisitions of real estate and real estate-related assets.

Rental income for our real estate properties, all of which were acquired during the year ended December 31, 2008, totaled $11.9 million and tenant reimbursements totaled $2.2 million for the year ended December 31, 2008. We acquired two of our properties during the third quarter, on July 30, 2008 and September 9, 2008, and two properties during the fourth quarter, on October 10, 2008 and December 18, 2008. As a result, our financial statements do not reflect a full period of operations for these properties.

Interest income from our real estate loan receivable, calculated using the interest method, was $20,840 for the year ended December 31, 2008. We acquired our real estate loan receivable on December 31, 2008. We expect that interest income will be substantially higher in future years as a result of owning the real estate loan receivable for a full year and as a result of the additive effect of anticipated future acquisitions.

Property operating costs were $3.3 million for the year ended December 31, 2008. We expect this amount to increase in future years as a result of owning the properties for a full year and as a result of the additive effect of anticipated future acquisitions.

Asset management fees with respect to our real estate and real estate-related investments totaled $0.9 million for the year ended December 31, 2008. All asset management fees incurred as of December 31, 2008 have been paid. We expect this amount to increase in future years as a result of owning our investments for a full year and as a result of the additive effect of anticipated future acquisitions.

General and administrative expenses for the year ended December 31, 2008 totaled $0.8 million. These general and administrative costs consisted primarily of insurance premiums, independent director fees and professional fees. We expect general and administrative costs to increase in future years as a result of a full year of operations as well as increased activity as we make real estate investments but to decrease as a percentage of total revenue.

Depreciation and amortization expenses for the year ended December 31, 2008 were $7.0 million, and real estate taxes and insurance were $0.9 million. We expect these amounts to increase in future years as a result of owning the properties for a full year and as a result of the additive effect of anticipated future acquisitions.

During the year ended December 31, 2008, we incurred interest expense of $4.3 million including amortization of deferred financing costs of $0.5 million. Three of our real estate property acquisitions were financed with $268.7 million in debt. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the cost of borrowings and the opportunity to acquire real estate and real estate-related assets meeting our investment objectives.

Interest income for the year ended December 31, 2008 was $0.6 million and consisted mainly of interest earned on our deposit accounts.

For the year ended December 31, 2008, we had a net loss of $2.6 million. Our operating loss is due primarily to (i) the combination of depreciation and amortization expense and interest expense in excess of revenue less operating expenses and (ii) our limited operations as we commenced real estate operations on July 30, 2008.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf, provided that our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. Through December 31, 2008 our advisor, dealer manager, and their affiliates have incurred on our behalf organization and other offering costs of $5.5 million, of which $0.3 million was payable at December 31, 2008. These costs become a liability to us only to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us do not exceed 15% of the gross proceeds from our ongoing initial public offering. As of December 31, 2008, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2008, including shares issued through our dividend reinvestment plan, we had issued 31,495,364 shares in our ongoing initial public offering for gross offering proceeds of approximately $314.2 million and recorded organization and other offering costs of $5.5 million and selling commissions and dealer manager fees of $29.1 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Distributions

During our offering stage, when we may raise capital in our ongoing initial public offering more quickly than we acquire income-producing assets and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or funds from operations (“FFO”), in which case distributions may be paid in part from debt financing. For the year ended December 31, 2008, we declared aggregate distributions of $4.9 million. FFO for the year ended December 31, 2008 was $4.4 million and our cash flow from operations was $4.9 million. The shortfall between FFO and distributions of $0.5 million was funded with debt financing. See the reconciliation of FFO to net loss below.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under any investments we make in mortgage, mezzanine and other loans). However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies. As a result, future distributions declared and paid may exceed cash flow from operations.

Funds from Operations

We believe that FFO is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the year ended December 31, 2008:

For the Year Ended December 31, 2008
Net loss	$(2,581,652)
Add:
Depreciation of real estate assets	2,314,494
Amortization of lease-related costs	4,659,444

FFO	$4,392,286

Set forth below is additional information related to certain noncash items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Noncash Items Included in Net Loss:

•	Revenues in excess of actual cash received of $0.6 million for the year ended December 31, 2008, as a result of straight-line rent;

•	Revenues in excess of actual cash received of approximately $1.7 million for the year ended December 31, 2008, as a result of amortization of above-market/below-market in-place leases; and

•	Amortization of deferred financing costs, which related to notes payable of approximately $0.5 million for the year ended December 31, 2008, were recognized as interest expense.

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest from a loan, tenant improvements, building improvements, and deferred lease costs.

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

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease. Upon termination of a lease, the unamortized portion of the above-market or below-market lease intangible associated with the vacating tenant’s lease would be charged to rental income in that period.

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

We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases, including leasing commissions and legal and other related expenses, to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

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

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocation, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable and intangible liabilities may be incurred. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment loss on our real estate and related intangible assets and liabilities during the year ended December 31, 2008.

Projections of future cash flows require us to estimate the expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. The use of inappropriate assumptions in our future cash flows analyses would result in an incorrect assessment of future cash flows and fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.

Real Estate Loan Receivable

Our real estate loan receivable is recorded at amortized cost and evaluated for impairment at each balance sheet date under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15 (“SFAS 114”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. Under SFAS 114, a real estate loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. We may purchase real estate loans at a discount to face value where at the acquisition date we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on our assessment of the credit quality of the borrower. We will consider such real estate loan to be impaired when it becomes probable, based on current information, that we will be unable to collect all amounts we estimated we would be able to collect at the time of acquisition. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan is deemed to be impaired, we will record a loan loss reserve and a provision for loan losses to recognize impairment. We recorded no impairment losses on our real estate loan receivable during the year ended December 31, 2008. However, in the future, especially given the current market disruption, it may become probable that we will experience a loss from our investments in loans receivable requiring us to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

We will record real estate loans held for sale at the lower of amortized cost or fair value. We will determine fair value for loans held for sale by using current secondary market information for loans with similar terms and credit quality. If fair value is lower than the amortized cost basis of the loan, we will record a valuation allowance and a provision for loan losses to write the loan down to fair value.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ from estimated amounts.

Revenue Recognition

We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases and we record amounts expected to be received in later years as deferred rent. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in lower earnings.

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

Interest income on our real estate loan receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and will not recognize interest income until the cash is received, or the loan returns to accrual status.

If we purchase a real estate loan receivable at a discount to face value where we expect to collect less than the contractual amounts due under the loan and when that expectation is due, at least in part, to the credit quality of the borrower, we will recognize interest income in accordance with American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). Under SOP 03-3, income is recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments.

We will recognize interest income on real estate securities on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.

Other income, including interest earned on our cash, is recognized as it is earned.

Income Taxes

We intend to elect to be taxed as a REIT under the Code, beginning with our taxable year ended December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Subsequent Events

Status of Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on April 22, 2008. As of March 24, 2009, we had accepted aggregate gross offering proceeds of approximately $448.4 million related to the issuance of 44,958,256 shares of stock, including shares issued in the primary offering and under our dividend reinvestment plan.

Distribution Declaration

On January 27, 2009, our board of directors declared a daily distribution for the period from February 1, 2009 through February 28, 2009, which we paid in March 2009, and a daily distribution for the period from March 1, 2009 through March 31, 2009, which we expect to pay in April 2009. On March 25, 2009, our board of directors declared a daily distribution for the period from April 1, 2009 through April 30, 2009, which we expect to pay in May 2009, and a daily distribution for the period from May 1, 2009 through May 31, 2009, which we expect to pay in June 2009. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Investments and Financings Subsequent to December 31, 2008

350 E. Plumeria Financing and Modification to the Mountain View Corporate Center Loan

On February 6, 2009, we closed a $14.3 million six-month bridge loan facility secured by the 350 E. Plumeria Building (the “350 E. Plumeria Building Mortgage Loan”) and modified the terms of the Mountain View Corporate Center Mortgage Loan. The 350 E. Plumeria Building Mortgage Loan is cross-collateralized and cross-defaulted with the Mountain View Corporate Center Mortgage Loan. The initial maturity date of these loans is July 30, 2009, with an option to extend the maturity date to October 30, 2009, subject to certain conditions set forth in the loan agreement. Monthly installments on these loans will be interest only and the entire principal amount is due on the maturity date, assuming no prior prepayment. The 350 E. Plumeria Building Mortgage Loan bears interest at a variable rate of 275 basis points over one-month LIBOR, as reset daily, with the option to request a fixed rate equal to 275 basis points over one-month or three-month LIBOR by entering into a corresponding one-month or three-month LIBOR contract, but at no point shall the interest rate be less than 4.10%. The 350 E. Plumeria Building Mortgage Loan may be prepaid in whole or in part at any time. An exit fee of 0.25% of the amount being prepaid is due if the loan is prepaid before April 30, 2009. No exit fee is payable if the 350 E. Plumeria Building Mortgage Loan is prepaid on or after April 30, 2009. The Mountain View Corporate Center Mortgage Loan, as modified, also bears interest at a variable rate of 275 basis points over one-month LIBOR, as reset daily, with the option to request a fixed rate equal to 275 basis points over one-month or three-month LIBOR by entering into a corresponding one-month or three-month LIBOR contract, but at no point shall the interest rate be lower than 4.10%. Upon maturity, we intend to refinance these loans using long-term financing.

100 & 200 Campus Drive Extension

On March 11, 2009, we entered into a loan modification agreement with the lender to extend the maturity date of the 100 & 200 Campus Drive Mortgage Loan to June 9, 2009. As a condition of the extension, the loan will bear interest at a variable rate of 350 basis points over one-month LIBOR, as reset daily, with the option to request a fixed rate equal to 350 basis points over one-month LIBOR by entering into a corresponding one-month LIBOR contract during the extension period. We currently intend to refinance the loan balance on a long-term basis upon the expiration of the extension period.

Investment in Mortgage Loan

Investment in One Liberty Plaza Notes

On February 11, 2009, we, through an indirect wholly owned subsidiary, purchased at a discount, two promissory notes secured by a first lien mortgage (the “One Liberty Plaza Notes”) for $66.7 million plus closing costs from a seller unaffiliated with us or our advisor. The One Liberty Plaza Notes are two of six pari-passu participation interests created in connection with a first mortgage loan obtained by the borrower. The property securing the loan is a 53-story, Class A office building located in lower Manhattan. The office building contains 2,186,163 rentable square feet, including 17,305 square feet of retail space, and at January 31, 2009 was approximately 99% leased.

The initial maturity date of the One Liberty Plaza Notes is August 6, 2017. Given the discounted purchase price and the contractual interest rate on the notes, the annual effective interest rate of this investment is projected to be 15.0%. The One Liberty Plaza Notes may be defeased but not prepaid after August 2010. During the four months prior to the maturity date, the One Liberty Plaza Notes may be prepaid in whole but not in part.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed or variable rates. We may also enter into derivative financial instruments such as interest rate swaps, caps and floors in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

The table below summarizes the book values and the average interest rates of our real estate loan receivable and notes payable for each category as of December 31, 2008 based on the final maturity dates. Certain of our notes payable require periodic principal payments prior to the final maturity date. The fair value estimates for our real estate loan receivable is based on our estimate of current rates prevailing for comparable loans. The fair value of our notes payable is estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity.

	Maturity Date

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Assets
Real estate loan receivable	$-	$-	$-	$-	$-	$58,152,117	$58,152,117	$58,152,117
Annual effective interest rate (1)	-	-	-	-	-	13.1%	13.1%
Liabilities
Notes payable
Fixed rate	$47,000,000	$-	$-	$-	$-	$93,850,000	$140,850,000	$135,331,533
Average interest rate (2)	5.8%	-	-	-	-	5.9%	5.9%
Variable rate	$130,596,200	$-	$-	$-	$-	$-	$130,596,200	$130,596,200
Average interest rate (2)	3.7%	-	-	-	-	-	3.7%

(1) The annual effective interest rate is the investment’s internal rate of return, calculated using the investment’s contractual cash flows and our cost basis in the investment (excluding direct acquisition costs), that will result in a constant yield over the life of the investment.

(2) Average interest rate is the weighted-average interest rate. The average interest rate and maturity date presented are as of December 31, 2008.

Our primary market risk exposure is interest rate risk. We have managed and will continue to manage interest rate risk by maintaining a level of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. As we expect to hold our fixed rate debt instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates would have a significant impact on our fixed rate debt instruments.

At December 31, 2008, we were exposed to market risks related to fluctuations in interest rates on $130.5 million of variable rate debt outstanding. If the weighted-average interest rate on our variable rate debt outstanding at December 31, 2008 were 100 basis points higher or lower during the 12 months ended December 31, 2009, our interest expense would be increased or decreased by approximately $1.3 million annually.

At December 31, 2008, we were also exposed to the effects of changes in interest rates as a result of our acquisition of a fixed rate real estate loan receivable. If interest rates at December 31, 2008 were 100 basis points higher, the fair market value of our real estate loan receivable as of December 31, 2008 would be decreased by $6.3 million. If interest rates at December 31, 2008 were 100 basis points lower, the fair market value of our real estate loan receivable would be increased by $6.8 million.

For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2008, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

We will file a definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2009 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics and Whistleblower Policy that apply to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics and Whistleblower Policy can be found at http://www.kbs-cmg.com/REIT_II/kbs_reitII.htm

The other information required by this Item is incorporated by reference from our 2009 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedules are included herein at page F-33 through F-35 of this report:

Schedule II – Valuation and Qualifying Accounts

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

EXHIBIT LIST

Ex.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.1	Form of Subscription Agreement, included as Appendix A to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.3	Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.4	Share Redemption Program, incorporated by reference to the description in the prospectus under “Description of Shares – Share Redemption Program,” incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.5	Amended and Restated Escrow Agreement, dated June 2, 2008 by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Markets Group LLC and First Republic Trust Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

10.1	Dealer Manager Agreement with Selected Dealer Agreement, dated April 22, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008

10.2	Selected Dealer Agreement, dated June 2, 2008, by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Advisors LLC, KBS Capital Markets Group LLC, KBS Holdings LLC and Ameriprise Financial Services, Inc., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

10.3	Amended and Restated Advisory Agreement between KBS Real Estate Investment Trust II and KBS Capital Advisors, dated as of May 21, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

10.4	Contract of Sale (related to the acquisition of Mountain View Corporate Center in Basking Ridge, New Jersey) between Mountainview Realty Holding Company and KBSII Mountain View, LLC, dated as of July 11, 2008, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.5	Loan Agreement (related to the acquisition of Mountain View Corporate Center in Basking Ridge, New Jersey) between KBSII Mountain View, LLC and Wells Fargo Bank, National Association, dated as of July 30, 2008, incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

Ex.	Description

10.6	Promissory Note (related to the acquisition of Mountain View Corporate Center in Basking Ridge, New Jersey) between KBSII Mountain View, LLC and Wells Fargo Bank, National Association, dated as of July 30, 2008, incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.7	Contract of Sale (related to the acquisition of the 100 & 200 Campus Drive in Florham Park, New Jersey) between 100/200 Campus Drive, L.L.C. and KBS Capital Advisors LLC, dated as of July 17, 2008, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.8	Amendment to Contract of Sale (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) between 100/200 Campus Drive, L.L.C. and KBS Capital Advisors LLC, dated as of July 25, 2008, incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.9	Second Amendment to Contract of Sale (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) between 100/200 Campus Drive, L.L.C. and KBS Capital Advisors LLC, dated as of July 30, 2008, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.10	Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBSII 100-200 Campus Drive, LLC, dated as of August 8, 2008, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.11	Loan Agreement (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) between KBSII 100-200 Campus Drive, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2008, incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.12	Promissory Note (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) between KBSII 100-200 Campus Drive, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2008, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.13	Mezzanine Loan Agreement (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) between KBSII REIT Acquisition I, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2008, incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.14	Promissory Note (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) between KBSII REIT Acquisition I, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2008, incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.15	Contract of Sale (related to the acquisition of the 300-600 Campus Drive Buildings in Florham Park, New Jersey) between Park Avenue Realty Holding Company, Inc. and KBSII 300-600 Campus Drive, LLC, dated as of July 31, 2008, incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

Ex.	Description

10.16	Purchase Agreement (related to the acquisition of the 350 E. Plumeria Building in San Jose, California) between BRE/Plumeria L.L.C. and KBS Capital Advisors LLC, dated as of September 24, 2008, incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.17	First Amendment to Purchase Agreement (related to the acquisition of the 350 E. Plumeria Building in San Jose, California) between BRE/Plumeria L.L.C. and KBS Capital Advisors LLC, dated as of October 6, 2008, incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.18	Assignment and Assumption of Purchase Agreement (related to the acquisition of the 350 E. Plumeria Building in San Jose, California) between KBS Capital Advisors LLC and KBSII 350 Plumeria, LLC, dated as of October 6, 2008, incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.19	Second Amendment to Purchase Agreement (related to the acquisition of the 350 E. Plumeria Building in San Jose, California) between BRE/Plumeria L.L.C. and KBSII 350 Plumeria, LLC, dated as of October 7, 2008, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.20	Lease Agreement (related to the acquisition of the 350 E. Plumeria Building in San Jose, California) by and between BRE/Plumeria LLC, as Landlord, and NetGear, Inc., as Tenant, dated as of September 25, 2007, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.21	First Amendment to Lease Agreement (related to the acquisition of the 350 E. Plumeria Building in San Jose, California) by and between BRE/Plumeria LLC, as Landlord, and NetGear, Inc., as Tenant, dated as of April 22, 2008, incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.22	Mortgage, Assignment of Leases and Rents Security Agreement and Fixture Filing (related to the acquisition of the 300-600 Campus Drive Buildings in Florham Park, New Jersey) between KBSII 300-600 Campus Drive, LLC and New York Life Insurance Company, dated as of October 10, 2008, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.23	Promissory Note (related to the acquisition of the 300-600 Campus Drive Buildings in Florham Park, New Jersey) between KBSII 300-600 Campus Drive, LLC and New York Life Insurance Company, dated as of October 10, 2008, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.24	Mezzanine Loan Agreement (related to the acquisition of the 300-600 Campus Drive Buildings in Florham Park, New Jersey) between KBSII REIT Acquisition II, LLC and Park Avenue Realty Holding Company, Inc., dated as of October 10, 2008, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.25	Promissory Note (Mezzanine Loan) (related to the acquisition of the 300-600 Campus Drive Buildings in Florham Park, New Jersey) between KBSII REIT Acquisition II, LLC and Park Avenue Realty Holding Company, Inc., dated as of October 10, 2008, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

Ex.	Description

10.26	Memorandum of Sale (related to the acquisition of the Northern Trust A-Note) between Bank of America, National Association and KBS Debt Holdings II X, LLC, dated as of December 31, 2008, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.27	Assignment of Loan Documents (related to the acquisition of the Northern Trust A-Note) between Bank of America, National Association and KBS Debt Holdings II X, LLC, dated as of December 31, 2008, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.28	Amended and Restated Promissory Note A Secured by Deed of Trust (related to the acquisition of the Northern Trust A-Note) between 4370 La Jolla Village, LLC and Bank of America, National Association, dated as of March 30, 2007, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.29	Amended and Restated Intercreditor Agreement (related to the acquisition of Northern Trust A-Note) between Bank of America, National Association and CBRE Realty Finance CDO 2007-1, Ltd, dated as of December 31, 2008, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.30	Servicing Agreement (related to the acquisition of the Northern Trust A-Note) between KBS Debt Holdings II X, LLC and CBRE Realty Finance CDO 2007-1, LTD and Bank of America, National Association dated as of December 31, 2008, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.31	Assignment of Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, and Substitution of Trustee (related to the acquisition of the Northern Trust A-Note) between Bank of America, National Association and KBS Debt Holdings II X, LLC, dated as of December 29, 2008, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.32	Assignment and Assumption Agreement (related to the acquisition of the One Liberty Plaza Notes) by and between Goldman Sachs Mortgage Company and KBS Debt Holdings II X, LLC, dated as of February 11, 2009

10.33	Amended, Restated and Consolidated Note A-2-B-2-B (related to the acquisition of the One Liberty Plaza Notes) between BROOKFIELD PROPERTIES OLP CO. LLC (f/k/a BFP ONE LIBERTY PLAZA CO. LLC) and Goldman Sachs Mortgage Company, dated as of August 8, 2007

10.34	Amended, Restated and Consolidated Note A-2-B-2-C (related to the acquisition of the One Liberty Plaza Notes) between BROOKFIELD PROPERTIES OLP CO. LLC (f/k/a BFP ONE LIBERTY PLAZA CO. LLC) and Goldman Sachs Mortgage Company, dated as of August 8, 2007

Ex.	Description

10.35	Intercreditor and Servicing Agreement (related to the acquisition of the One Liberty Plaza Notes) by and between Goldman Sachs Mortgage Company and itself as A-1 Lender and A-2 Lender, dated as of October 1, 2007

10.36	Loan Agreement (related to the acquisition of the One Liberty Plaza Notes) between GOLDMAN SACHS COMMERCIAL MORTGAGE CAPITAL, L.P. and BFP ONE LIBERTY PLAZA CO. LLC, dated as of August 8, 2007

10.37	Amended and Restated Promissory Note Secured by Mortgage (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) by KBSII 100-200 CAMPUS DRIVE, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated as of March 11, 2009

10.38	Modification Agreement (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) by and between KBSII 100-200 CAMPUS DRIVE, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated as of March 11, 2009

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statement of Operations for the Year Ended December 31, 2008	F-4

Consolidated Statements of Stockholders’ Equity for the Period from July 12, 2007 (inception) to December 31, 2007 and for the Year Ended December 31, 2008	F-5

Consolidated Statement of Cash Flows for the Year Ended December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	F-33

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization	F-34

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KBS Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust II, Inc. as of December 31, 2008 and 2007, the related consolidated statements of stockholders’ equity for the period from July 12, 2007 (inception) to December 31, 2007 and for the year ended December 31, 2008, and the related consolidated statements of operations and cash flows for the year ended December 31, 2008. Our audits also included the financial statement schedules in Item 15(a), Schedule II-Valuation and Qualifying Accounts and Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust II, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California

March 25, 2009

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Real estate:
Land	$35,307,000	$-
Buildings and improvements	379,076,101	-
Tenant origination and absorption costs	46,395,908	-

Total real estate, cost	460,779,009	-
Less accumulated depreciation and amortization	(6,435,571)	-

Total real estate, net	454,343,438	-
Real estate loan receivable	58,152,117	-

Total real estate and real estate-related investments, net	512,495,555	-
Cash and cash equivalents	56,609,312	200,000
Rents and other receivables, net	2,250,383	-
Above-market leases, net	247,671	-
Deferred financing costs, prepaid expenses and other assets	1,259,617	-

Total assets	$572,862,538	$200,000

Liabilities and stockholders’ equity
Notes payable	$271,446,200	$-
Accounts payable and accrued liabilities	3,252,851	-
Due to affiliates	412,564	-
Distributions payable	1,620,890	-
Below-market leases, net	22,364,456	-
Other liabilities	1,459,637	-

Total liabilities	300,556,598	-

Commitments and contingencies (Note 17)
Redeemable common stock	1,921,698	-
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,000,000,000 shares authorized, 31,515,364 and 20,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	315,154	200
Additional paid-in capital	277,591,666	199,800
Cumulative distributions and net losses	(7,522,578)	-

Total stockholders’ equity	270,384,242	200,000

Total liabilities and stockholders’ equity	$572,862,538	$200,000

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

Revenues:
Rental income	$11,897,681
Tenant reimbursements	2,166,165
Interest income from real estate loans receivable	20,840
Other operating income	2,296
Interest income	589,399

Total revenues	14,676,381

Expenses:
Operating, maintenance, and management	3,334,825
Real estate taxes and insurance	936,679
Asset management fees to affiliate	856,796
General and administrative expenses	810,557
Depreciation and amortization	6,973,938
Interest expense	4,345,238

Total expenses	17,258,033

Net loss	(2,581,652)

Net loss per common share, basic and diluted	$(0.33)

Weighted-average number of common shares outstanding, basic and diluted	7,926,366

Distributions declared per common share	$0.26

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from July 12, 2007 (Inception) to December 31, 2007 and for the Year Ended December 31, 2008

				Cumulative	Total
	Common Stock		Additional	Distributions	Stockholders’
	Shares	Amounts	Paid-in Capital	and Net Loss	Equity
Balance, July 12, 2007 (inception)	-	$-	$-	$-	$-
Issuance of common stock	20,000	200	199,800	-	200,000
Net loss	-	-	-	-	-

Balance, December 31, 2007	20,000	200	199,800	-	200,000
Issuance of common stock	31,495,364	314,954	313,901,930	-	314,216,884
Additions to redeemable common stock	-	-	(1,921,698)	-	(1,921,698)
Distributions declared	-	-	-	(4,940,926)	(4,940,926)
Commissions on stock sales and related dealer manager fees	-	-	(29,083,674)	-	(29,083,674)
Other offering costs	-	-	(5,504,692)	-	(5,504,692)
Net loss	-	-	-	(2,581,652)	(2,581,652)

Balance, December 31, 2008	31,515,364	$315,154	$277,591,666	$(7,522,578)	$270,384,242

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

Cash Flows from Operating Activities:
Net loss	$(2,581,652)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred rent	(596,432)
Allowance for doubtful accounts	18,923
Depreciation and amortization of real estate	6,973,938
Amortization of discount on real estate loan receivable	(6,254)
Amortization of note receivable closing costs	121
Amortization of deferred financing costs	541,202
Amortization of above- and below-market leases, net	(1,666,291)

Changes in operating assets and liabilities:
Rents and other receivables	(1,672,874)
Prepaid expenses and other assets	(724,035)
Accounts payable and accrued liabilities	3,123,802
Other liabilities	1,459,637

Net cash provided by operating activities	4,870,085

Cash Flows from Investing Activities:
Acquisitions of real estate	(437,434,445)
Additions to real estate	(99,855)
Investment in real estate loan receivable	(58,001,016)

Net cash used in investing activities	(495,535,316)

Cash Flows from Financing Activities:
Proceeds from notes payable	271,446,200
Payments of deferred financing costs	(1,076,784)
Proceeds from issuance of common stock	312,295,186
Payments of commissions on stock sales and related dealer manager fees	(29,083,674)
Payments of other offering costs	(5,108,047)
Distributions paid to common stockholders	(1,398,338)

Net cash provided by financing activities	547,074,543

Net increase in cash and cash equivalents	56,409,312
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$56,609,312

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,880,664

Supplemental Disclosure of Non-Cash Transactions:
Increase in other offering costs payable	$129,049

Increase in other offering costs due to affiliates	$267,596

Increase in origination fees due to affiliate	$144,968

Increase in distributions payable	$1,620,890

Distributions paid to common stockholders through common stock issuances	$1,921,698

Increase in redeemable common stock	$1,921,698

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.	ORGANIZATION

KBS Real Estate Investment Trust II, Inc. (the “Company”) was formed on July 12, 2007 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008. The Company conducts its business primarily through KBS Limited Partnership II, a Delaware limited partnership formed on August 23, 2007, (the “Operating Partnership”) and its subsidiaries. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS REIT Holdings II LLC (“KBS REIT Holdings II”), a Delaware limited liability company formed on August 23, 2007, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of KBS REIT Holdings II.

The Company intends to invest in a diverse portfolio of real estate assets. The primary types of properties the Company expects to invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also expects to invest in mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of December 31, 2008, the Company owned four real estate properties consisting of three office properties and one office/flex property encompassing approximately 1.4 million rentable square feet. In addition, as of December 31, 2008, the Company owned one real estate loan (see Note 3, “Recent Acquisitions of Real Estate,” Note 4, “Real Estate,” Note 5, “Tenant Origination and Absorption Costs, Above-Market Lease Assets and Below-Market Lease Liabilities,” and Note 6 “Real Estate Loan Receivable”).

Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor on March 20, 2008, which was amended and restated on May 21, 2008 (as amended and restated, the “Advisory Agreement”). On August 30, 2007, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2008, the Advisor owns 20,000 shares of the Company’s common stock.

On September 27, 2007, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 200,000,000 shares were registered in the Company’s primary offering and 80,000,000 shares were registered under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on April 22, 2008, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related assets as described above.

As of June 24, 2008, the Company’s escrow agent had received sufficient gross offering proceeds to satisfy the minimum number of shares requirement to break escrow in the Offering. From commencement of the Offering through December 31, 2008, the Company sold 31,495,364 shares of common stock in the Offering for gross offering proceeds of $314.2 million, including shares issued through the Company’s dividend reinvestment plan.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to a tenant’s space are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

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

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease. Upon termination of a lease, the unamortized portion of the above-market or below-market lease intangible associated with the vacating tenant’s lease would be charged to rental income in that period.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

The Company amortizes the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Upon termination of a lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with the vacating tenant’s lease would be charged to expense in that period.

Estimates of the fair values of the tangible and intangible assets require the Company to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment.

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company believes that it will not be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses related to real estate and related intangible assets and liabilities recorded by the Company during the year ended December 31, 2008.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Real Estate Loan Receivable

The Company’s real estate loan receivable is recorded at amortized cost and evaluated for impairment at each balance sheet date under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15 (“SFAS 114”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. Under SFAS 114, a real estate loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company may purchase real estate loans at a discount to face value where at the acquisition date the Company expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the Company’s assessment of the credit quality of the borrower. The Company will consider such real estate loan to be impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts the Company estimated it would be able to collect at the time of acquisition. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment. There were no impairment losses on the real estate loan receivable recorded by the Company during the year ended December 31, 2008. However, in the future, especially given the current market disruption, it may become probable that the Company will experience a loss from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

The Company will record real estate loans held for sale at the lower of amortized cost or fair value. The Company will determine fair value for loans held for sale by using current secondary market information for loans with similar terms and credit quality. If fair value is lower than the amortized cost basis of the loan, the Company will record a valuation allowance and a provision for loan losses to write the loan down to fair value.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Cash and Cash Equivalents

The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2008. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits all funds. There are no restrictions on the use of the Company’s cash as of December 31, 2008.

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the share redemption program), the Company may not redeem shares until the stockholder has held his or her shares for one year.

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

Notwithstanding the above, once the Company establishes an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share no later than three years after the completion of its offering stage; however, the time frame before which the Company establishes an estimated value per share may be sooner if required by any regulatory bodies or if necessary to assist broker-dealers who sell shares in the Offering. The Company will consider its offering stage complete when it is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for one year. Until the Company establishes an estimated value per share, the redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from the Company.

The Company’s board of directors may amend or terminate the share redemption program with 30 days’ notice.

As the use of the proceeds from the dividend reinvestment plan for redemptions is outside the Company’s control, the net proceeds from the current year dividend reinvestment plan are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock, and are, therefore, presented as redeemable common stock in the accompanying consolidated balance sheets.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

During the year ended December 31, 2008, no shares had been tendered for redemption or redeemed by the Company.

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

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Offering. As of December 31, 2008, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2008, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 31,495,364 shares in the Offering for gross offering proceeds of $314.2 million and recorded organization and other offering costs of $5.5 million and selling commissions and dealer manager fees of $29.1 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in lower earnings.

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

Interest income on the Company’s real estate loan receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reserve the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

If the Company purchases a real estate loan receivable at a discount to face value where the Company expects to collect less than the contractual amounts due under the loan and when that expectation is due, at least in part, to the credit quality of the borrower, the Company will recognize interest income in accordance with American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). Under SOP 03-3, income is recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments.

The Company will recognize interest income on real estate securities on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.

Other income, including interest earned on the Company’s cash, is recognized as it is earned.

General and Administrative Expenses and Asset Management Fees

General and administrative expenses, totaling $0.8 million for the year ended December 31, 2008, consisted primarily of amortization of insurance premiums, independent director fees, and legal, audit, and other professional fees. In addition, asset management fees to affiliates totaled $0.9 million for the year ended December 31, 2008. To the extent included in the definition of total operating expenses (as set forth in Note 13), general and administrative expenses, including asset management fees due to affiliates, are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor (as discussed in Note 13). Pursuant to the operating expense reimbursement obligation, commencing upon the earlier to occur of four fiscal quarters after (i) the acquisition of the Company’s first real estate asset or (ii) October 22, 2008 (which is six months after commencement of the Company’s Offering), the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company acquired its first real estate asset on July 30, 2008. The Company’s charter-imposed limitation on total operating expenses will commence with the fiscal quarter ending September 30, 2009.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Independent Director Compensation

On November 7, 2008, the Company’s conflicts committee approved changes to the compensation paid to independent directors. The changes are effective as of October 1, 2008. Pursuant to the revised compensation structure, the Company pays each of its independent directors an annual retainer of $40,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) 2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. The Company incurred independent director fees of $0.2 million for the year ended December 31, 2008, which are included in general and administrative expenses in the accompanying consolidated statement of operations. At December 31, 2008, $21,000 of independent director fees were payable and are included in accounts payable and accrued liabilities. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor as discussed in Note 13.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”) beginning with the taxable year ended December 31, 2008. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) upon its inception on July 12, 2007. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax year ending December 31, 2008 and 2007. As of December 31, 2008, the return for the calendar year 2007 remains subject to examination by major tax jurisdictions.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Per Share Data

Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net loss per share of common stock equals basic net loss per share of common stock as there were no potentially dilutive securities outstanding during the year ended December 31, 2008.

Distributions declared per common share assumes each share was issued and outstanding each day from July 16, 2008 through December 31, 2008. Distributions for the period from July 16, 2008 through August 15, 2008 are based on a daily distribution for the period of $0.00054795 per share per day. Distributions for the period from August 16, 2008 through December 31, 2008 are based on a daily distribution for the period of $0.00178082 per share per day. Each day during the period from July 16, 2008 through December 31, 2008 was a record date for distributions.

Industry Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates commercial properties and invests in real estate loans, and as a result, the Company operates in two business segments. For financial data by segment, see Note 15, “Segment Information.”

Square Footage, Occupancy and Other Measures

Square footage, occupancy and other measures used to describe real estate and real estate-related investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 is effective in fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not anticipate that the adoption of FSP 157-2 for the Company’s nonfinancial assets and liabilities will have a significant effect on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As of December 31, 2008, the Company has not elected to apply the fair value option to any specific assets or liabilities, and, therefore, adoption of this standard did not have an impact on the Company’s consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The implementation of this standard on January 1, 2009 could materially impact the Company’s future financial results to the extent that the Company acquires significant amounts of real estate assets, as related acquisition costs will be expensed as incurred rather than the Company’s current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with GAAP. SFAS 162 became effective on November 15, 2008. The adoption of SFAS 162 did not have a significant effect on the Company’s consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”), to align it with the impairment guidance within SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, by removing from EITF 99-20 the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. This FSP will now require that assumptions about future cash flows consider reasonable management judgment about the probability that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The Company does not anticipate that the adoption of FSP EITF 99-20-1 will have a significant effect on its consolidated financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE

Real Estate Acquisitions During the Year Ended December 31, 2008

During the year ended December 31, 2008, the Company acquired the following properties:

					Intangibles
Property Name	Location	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price	Notes Payable (1)
Mountain View Corporate
Center	Basking Ridge, NJ	07/30/2008	$3,600,000	$23,408,146	$3,729,412	$233,596	$(235,440)	$30,735,714	$ 12,270,000(2)

Campus Drive Buildings
100 & 200 Campus Drive Buildings	Florham Park, NJ	09/09/2008	10,700,000	167,285,611	21,223,246	-	(14,526,480)	184,682,377	118,326,200
300-600 Campus Drive Buildings	Florham Park, NJ	10/10/2008	9,717,000	166,814,731	18,630,816	36,862	(9,294,456)	185,904,953	140,850,000

Total Campus Drive Buildings			20,417,000	334,100,342	39,854,062	36,862	(23,820,936)	370,587,330	259,176,200

350 E. Plumeria Building (3)	San Jose, CA	12/18/2008	11,290,000	21,564,414	3,254,145	2,842	-	36,111,401	-

			$35,307,000	$379,072,902	$46,837,619	$273,300	$(24,056,376)	$437,434,445	$ 271,446,200

(1) See Note 9, “Notes Payable” for specific terms of the Company’s notes payable.

(2) The outstanding principal balance relates to a $13.5 million six-month bridge loan facility, of which $9.5 million was initially funded for the acquisition of Mountain View Corporate Center and $2.8 million was subsequently funded for general cash management requirements. Pursuant to the loan agreement, at December 31, 2008 an additional $1.2 million is available for future disbursement for the Company’s general cash management requirements, subject to certain conditions set forth in the loan agreement.

(3) As of December 31, 2008, the purchase price allocation is preliminary and pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

During the year ended December 31, 2008, the Company recorded $47.1 million and $24.1 million of intangible assets and liabilities, respectively, in connection with these real estate acquisitions, which have weighted-average amortization periods as of the dates of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Mountain View Corporate Center	6.0	4.4	6.3

Campus Drive Buildings
100 & 200 Campus Drive Buildings	5.1	-	6.0
300-600 Campus Drive Buildings	5.7	5.6	5.9

Total Campus Drive Buildings	5.3	5.6	6.0

350 E. Plumeria Building	9.3	9.3	-

4.	REAL ESTATE

As of December 31, 2008, the Company’s real estate portfolio was composed of three office properties and one office/flex property encompassing 1,401,379 rentable square feet and was 98% leased. The following table provides summary information regarding the properties owned by the Company as of December 31, 2008:

Property	Acquisition Date	Location	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Mountain View Corporate Center	07/30/2008	Basking Ridge, NJ	Office	$30,756,368	$(714,057)	$30,042,311

Campus Drive Buildings
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park, NJ	Office	198,698,785	(3,682,986)	195,015,799
300-600 Campus Drive Buildings	10/10/2008	Florham Park, NJ	Office	195,207,941	(1,991,775)	193,216,166

Total Campus Drive Buildings				393,906,726	(5,674,761)	388,231,965

350 E. Plumeria Building	12/18/2008	San Jose, CA	Office/Flex	36,115,915	(46,753)	36,069,162

				$460,779,009	$(6,435,571)	$454,343,438

(1) In 2008, the Company wrote off fully amortized costs from cost and accumulated amortization in tenant origination and absorption costs of $0.4 million.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Operating Leases

The Company’s operating real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2008, the leases have remaining terms of up to nine years and may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a tenant’s receivable exceeds the amount of its security deposit. Security deposits related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets. (See Note 11 “Other Liabilities”)

The future minimum rental income from the Company’s properties under non-cancelable operating leases as of December 31, 2008 for the years ending December 31 is as follows:

2009	$35,900,180
2010	33,399,187
2011	29,425,084
2012	27,300,967
2013	24,317,425
Thereafter	53,236,373

$203,579,216

As of December 31, 2008, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1)	Percentage of Annualized Base Rent
Manufacturing	3	$9,548,780	25.4%
Finance	8	6,520,711	17.4%
Legal Services	3	6,442,273	17.1%
Professional Services	6	5,543,860	14.8%
Accounting Services	2	4,578,245	12.2%

		$32,633,869	86.9%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2008, adjusted to straight-line any future contractual rent increases from the time of the Company’s acquisition through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The following two tenant leases represent more than 10% of the Company’s annualized base rent as of December 31, 2008:

			Net Rentable Sq. Ft.		Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Feet	Lease Expirations (2)
BASF Americas Corporation	100 & 200 Campus Drive Buildings	Manufacturing	199,024	14.2%	$6,414,526	17.1%	$32.23	11/30/2016
PricewaterhouseCoopers LLP	300-600 Campus Drive Buildings	Accounting Services	195,499	14.0%	4,338,153	11.5%	22.19	09/30/2015

			394,523	28.2%	$10,752,679	28.6%	$27.25

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2008, adjusted to straight-line any future contractual rent increases from the time of the Company’s acquisition through the balance of the lease term.

(2) Represents the expiration date of the lease at December 31, 2008 and does not take into account any tenant renewal options.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of December 31, 2008, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities are as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost (1)	$46,395,908	$273,300	$23,834,870
Accumulated Amortization (1)	(3,042,715)	(25,629)	(1,470,414)

Net Amount	$43,353,193	$247,671	$22,364,456

(1) In 2008, the Company wrote off fully amortized costs from cost and accumulated amortization in tenant origination and absorption costs of $0.4 million and below-market lease liabilities of $0.2 million.

The Company amortizes any capitalized above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancellable terms of the respective leases. The Company includes the amortization of tenant origination and absorption costs as depreciation and amortization in the consolidated statement of operations. Amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the year ended December 31, 2008 are as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$(3,484,426)	$(25,629)	$1,691,920

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2008 will be amortized for the years ending December 31 as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2009	$(11,216,015)	$(59,799)	$5,567,489
2010	(8,880,799)	(59,799)	4,414,110
2011	(6,011,159)	(59,799)	2,764,286
2012	(5,050,745)	(57,596)	2,470,986
2013	(4,156,092)	(6,909)	2,307,095
Thereafter	(8,038,383)	(3,769)	4,840,490

	$(43,353,193)	$(247,671)	$22,364,456

Weighted-Average Remaining Amortization Period	5.6 years	4.2 years	5.8 years

6.	REAL ESTATE LOAN RECEIVABLE

As of December 31, 2008, the Company, through a wholly owned subsidiary, had invested in one real estate loan receivable, the Northern Trust Building A-Note (defined below).

Loan Name Location of related property or collateral	Date Acquired	Property Type	Loan Type	Payment Type	Book Value as of 12/31/2008	Rate Type	Annual Effective Interest Rate	Maturity Date
Northern Trust Building A-Note San Diego, California	12/31/2008	Office	A-Note	Interest Only	$ 58,152,117	Fixed	13.1% (1)	10/01/2017

(1) The annual effective interest rate is the investment’s internal rate of return, calculated using the investment’s contractual cash flows and the Company’s cost basis in the investment (excluding direct acquisition costs), that will result in a constant yield over the life of the investment.

The following table summarizes the activity related to the real estate loan receivable for the year ended December 31, 2008:

Face value of real estate loan receivable acquired	$94,500,000
Discount on purchase of real estate loan receivable	(37,072,350)
Amortization of discount on purchase of real estate loan receivable	6,254
Closing costs on purchase of real estate loan receivable	718,334
Amortization of closing costs on purchase of real estate loan receivable	(121)

Real estate loan receivable - December 31, 2008	$58,152,117

During the year ended December 31, 2008, the Company earned $20,840 in interest income from its interest in the real estate loan receivable, including the amortization of loan discount and closing costs related to the purchase of the real estate loan receivable. At December 31, 2008, the Company had recorded interest receivable on the real estate loan receivable of $0.5 million, which includes pro-rated interest income the Company paid to the seller of the Northern Trust Building A-Note at closing.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Recent Acquisition of Real Estate Loan

Investment in Northern Trust Building A-Note

On December 31, 2008, the Company, through an indirect wholly owned subsidiary, purchased, at a discount, a promissory note secured by a deed of trust (the “Northern Trust Building A-Note”) from a seller unaffiliated with the Company or the Advisor. The borrower used the proceeds from the Northern Trust Building A-Note, additional financing in the amount of $10.3 million (the “Northern Trust B-Note”) and other funds to acquire a 10-story Class A high-rise office building that is approximately 90% leased. The property contains 188,918 square feet and is located within a Class A office park in the San Diego, California area. The Northern Trust A-Note is senior to the Northern Trust B-Note.

The Northern Trust Building A-Note may be prepaid in whole but not in part without premium or penalty on or after April 1, 2017. If the borrower prepays the Northern Trust Building A-Note prior to April 1, 2017, in addition to the outstanding principal balance, the Company would be due a formula-based prepayment premium along with accrued interest to and including the prepayment date.

7.	RENTS AND OTHER RECEIVABLES

As of December 31, 2008, the Company’s rents and other receivables consist of the following:

Tenant receivables, net of allowance for doubtful accounts of $18,923	$1,192,505
Deferred rent	596,432
Interest receivable	461,446

$2,250,383

8.	DEFERRED FINANCING COSTS, PREPAID EXPENSES AND OTHER ASSETS

As of December 31, 2008, the Company’s deferred financing costs, prepaid expenses and other assets consist of the following:

Deferred financing costs, net of accumulated amortization of $541,202	$535,583
Utility deposits	326,326
Lease commissions	306,358
Other assets and prepaid expenses	91,350

$1,259,617

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

9.	NOTES PAYABLE

As of December 31, 2008, the Company’s notes payable consist of the following:

	Outstanding Principal Balance	Average Interest Rate(1)	Interest Rate or Index and Margin	Payment Type	Maturity Date
Mountain View Corporate Center Mortgage Loan	$12,270,000(2)	4.22%	(3)	Interest Only	01/30/2009(4)

Campus Drive Buildings
100 & 200 Campus Drive Buildings
100 & 200 Campus Drive Mortgage Loan	89,800,000	4.09%	(3)	Interest Only	03/09/2009(5)
100 & 200 Campus Drive Mezzanine Loan	28,526,200	6.36%	one-month LIBOR + 3.70%	(6)	03/09/2009

Total 100 & 200 Campus Drive Buildings	118,326,200

300-600 Campus Drive Buildings
300-600 Campus Drive Mortgage Loan	93,850,000	5.90%	Fixed	Interest Only	04/10/2014
300-600 Campus Drive Mezzanine Loan	47,000,000	5.80%(7)	Fixed	Interest Only	07/10/2009

Total 300-600 Campus Drive Buildings	140,850,000

	$271,446,200

(1) Average interest rate is calculated as the weighted-average interest rate applicable to outstanding balances from the inception of the loan to December 31, 2008.

(2) This loan is part of a $13.5 million six-month bridge loan facility. As of December 31, 2008, an additional $1.2 million is available for future disbursement for the Company’s general cash management requirements, subject to certain conditions set forth in the loan agreement.

(3) At the Company’s election, the interest rate under this loan may be calculated at a variable rate of Prime or 225 basis points over one-month, three-month, or six-month LIBOR by entering into a one-month, three-month, or six-month LIBOR contract, respectively.

(4) On February 6, 2009, the Company modified this loan with the same lender for a six-month period with an option to extend the maturity date by three months. See Note 18 “Subsequent Events.”

(5) On March 11, 2009, the Company entered into a loan modification agreement with the lender to extend the maturity date of the 100 & 200 Campus Drive Mortgage Loan to June 9, 2009. See Note 18 “Subsequent Events.”

(6) On September 9, 2008, the Company entered into the 100 & 200 Campus Drive Mezzanine Loan. The Company is required to make interest-only payments for the first three months of the 100 & 200 Campus Drive Mezzanine Loan term, followed by principal payments of approximately $9.5 million, plus interest, for each of the fourth and fifth months of the 100 & 200 Campus Drive Mezzanine Loan term. The remaining principal balance is due at maturity.

(7) This loan bears interest at a fixed rate of 5.8% per annum until February 10, 2009 and the interest rate is increased on a monthly basis by 0.5% per annum thereafter.

During the year ended December 31, 2008, the Company incurred $4.3 million of interest expense. Of this amount, $0.9 million was payable at December 31, 2008. Included in interest expense for the year ended December 31, 2008 was $0.5 million of amortization of deferred financing costs.

The following is a schedule of maturities for all notes payable outstanding as of December 31:

2009	$177,596,200
2010	-
2011	-
2012	-
2013	-
Thereafter	93,850,000

$271,446,200

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

During the year ended December 31, 2008, the Company entered into the following financings related to its real estate portfolio:

Mountain View Corporate Center Financing

On July 30, 2008, the Company, through a wholly owned subsidiary, entered into a six-month bridge loan facility with a financial institution for $13.5 million secured by Mountain View Corporate Center, of which $9.5 million was initially funded for the acquisition of Mountain View Corporate Center and $2.8 million was subsequently funded for general cash management requirements. As of December 31, 2008, an additional $1.2 million was available for future disbursement for the Company’s general cash management-requirements, subject to certain conditions set forth in the loan agreement.

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

300-600 Campus Drive Buildings Financing

On October 10, 2008, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the 300-600 Campus Drive Buildings. The Company obtained a 66-month mortgage loan from a financial institution in the amount of approximately $93.9 million. The Company also obtained a mezzanine loan with a financial institution for $47.0 million secured by a pledge of 100% of the equity interests in the subsidiary that holds title to the 300-600 Campus Drive Buildings.

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2008, the Company’s accounts payable and accrued liabilities consisted of the following:

Accounts payable and other accrued liabilities	$2,329,479
Accrued interest expense	923,372

$3,252,851

11.	OTHER LIABILITIES

As of December 31, 2008, the Company’s other liabilities consisted of the following:

Tenant security deposits	$636,723
Prepaid rent	822,914

$1,459,637

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized in the Company’s financial statements for which it is practicable to estimate that value. SFAS 107 defines fair value of a financial instrument as the amount at which such financial instrument could be exchanged in a current transaction between willing parties, in other than a forced sale or liquidation. For certain of the Company’s financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values are based upon management’s estimates using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. These techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The following methods and assumptions were used by management to estimate the fair value of each class of financial instrument for which it is practicable to estimate the fair value:

Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances reasonably approximate their fair values due to the short maturities of these items.

Real estate loan receivable: The Company’s real estate loan receivable is presented at its amortized cost and not at fair value. On December 31, 2008, the Company had acquired at a discount, through a wholly owned subsidiary, the Northern Trust Building A-Note for approximately $58.1 million. As the Northern Trust Building A-Note was acquired on December 31, 2008, the book value of $58.1 million at that date was deemed to approximate the fair market value.

Notes Payable: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates and spreads for similar instruments. At December 31, 2008, the Company had $271.4 million of debt outstanding.

	December 31, 2008
	Carrying Amount	Face Value	Fair Value
Financial assets:

Real estate loan receivable	$58,152,117	$94,500,000	$58,152,117

Financial liabilities:

Notes payable	$271,446,200	$271,446,200	$265,927,733

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at December 31, 2008. Prices of financial instruments have been fluctuating significantly in response to the continuing deterioration of the credits markets. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

13.	RELATED PARTY TRANSACTIONS

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

Pursuant to the terms of the agreements described above, summarized below are the related-party costs incurred by the Company for the year ended December 31, 2008, and any related amounts payable as of December 31, 2008:

	Incurred in the Year Ended December 31, 2008	Payable as of December 31, 2008
Expensed
Asset management fees	$856,796	$-
Reimbursable insurance premiums and operating expenses (1)	182,265	-

Additional Paid-in Capital
Selling commissions (2)	18,152,098	-
Dealer manager fees (2)	10,931,576	-
Reimbursable other offering costs (2) (3)	5,361,859	267,596

Capitalized
Acquisition and origination fees (4)	3,832,005	144,968

	$39,316,599	$412,564

(1) The Company reimbursed the Advisor $0.1 million for directors and officers insurance premiums for the Company’s directors and officers covering the period from February 29, 2008 through February 28, 2009. Insurance premiums are capitalized to prepaid expenses in the accompanying consolidated balance sheets and amortized to general and administrative expenses in the period to which the expenditures relate. Operating expenses are charged as incurred against general and administrative expenses in the accompanying consolidated statements of operations.

(2) Selling commissions, dealer manager fees and reimbursements of other offering costs are charged as incurred against stockholders’ equity in the accompanying consolidated financial statements.

(3) Reimbursable other offering costs represent the portion of the Company’s other offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed or reimbursable by the Company. The Company has recorded other offering costs related to the Offering of $5.5 million for the year ended December 31, 2008, including both other offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates on behalf of the Company. Of the total other offering costs recorded by the Company, $5.4 million was incurred by the Advisor and its affiliates and recorded by the Company and $5.1 million had been paid by the Company at December 31, 2008.

(4) Represents acquisition and origination fees related to purchases of real estate and real estate-related investments during the year ended December 31, 2008.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2008.

The fees and reimbursement obligations under the Advisory Agreement and Dealer Manager Agreement are as follows:

Form of Compensation	Amount
Selling Commission

The Company pays the Dealer Manager up to 6% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows 100% of commissions earned to participating broker-dealers. No sales commission is paid on shares issued through the dividend reinvestment plan. A reduced sales commission is paid with respect to certain volume discount sales.

Assuming all shares in the primary offering are sold at the highest possible selling commissions (with no discounts to any categories of purchasers), estimated selling commissions are approximately $120.0 million if the Company sells the maximum of 200 million shares in the primary offering.

Dealer Manager Fee

The Company pays the Dealer Manager 3.5% of gross offering proceeds. No dealer manager fee is paid on shares issued under the dividend reinvestment plan. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and in special cases the Dealer Manager may increase the reallowance. A reduced dealer manager fee is paid with respect to certain volume discount sales.

The estimated dealer manager fee is approximately $70.0 million if the Company sells the maximum of 200 million shares in the primary offering.

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

The Company estimates organization and offering costs will total approximately $24.6 million if the Company sells the maximum of 280 million shares.

Acquisition Fee	The Company pays the Advisor an acquisition fee equal to 0.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company pays an origination fee to the Advisor in lieu of an acquisition fee.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Form of Compensation	Amount
Origination Fee	The Company pays the Advisor or its wholly owned subsidiary 1.0% of the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of the loans. The Company does not pay an acquisition fee with respect to such loans.

Asset Management Fee (1)	The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments made by the Company and of the Company’s investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments.

Reimbursement of Operating Expenses (1)	The Company reimburses the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as insurance, rent, personnel costs, utilities and IT costs. Though the Advisor may seek reimbursement for personnel and other overhead costs under the Advisory Agreement, the Advisor does not intend to do so at this time. If the Advisor does decide to seek reimbursement for personnel and other overhead costs, such costs may include the Company’s proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. The Company will not reimburse the Advisor or its affiliates for personnel and other overhead costs in connection with services for which the Advisor or its affiliates receive acquisition fees, origination fees or disposition fees.

Disposition Fee (1)

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Form of Compensation	Amount
Subordinated Participation in Net Cash Flows (1)	After investors receive a return of their net capital contributions and an 8% per year cumulative, noncompounded return, the Advisor is entitled to receive 15% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise. The 8% per year cumulative, noncompounded return is calculated based on the amount of capital invested in the Offering. In making this calculation, an investor’s net capital contribution is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 8% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 8%.

Subordinated Incentive Listing Fee	Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8% per year cumulative, noncompounded return to stockholders.

(1) Commencing with the fiscal quarter ended September 30, 2009, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

“Average invested assets” means the average monthly book value of the Company’s assets during the 12-month period before deducting depreciation, bad debts or other noncash reserves.

“Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company’s stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain on the sale of the Company’s assets; and (f) acquisition fees, origination fees, acquisition and origination expenses (including expenses relating to potential investments that the Company does not close), disposition fees on the resale of property and other expenses connected with the acquisition, origination, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). To the extent the Advisor receives the fee described above at “Subordinated Participation in Net Cash Flows” and such fee is derived from cash flows other than net sales proceeds, that fee will count against the limit on “total operating expenses.” To the extent the Advisor receives the fee described above as “Disposition Fee” and such fee is paid upon the sale of any assets other than real property, it will count against the limit on “total operating expenses.”

The Advisory Agreement has a one-year term. The Company may terminate the Advisory Agreement on 60 days’ written notice.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

14.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the year ended December 31, 2008, as if all the Company’s real estate acquisitions that were completed during the year ended December 31, 2008 were completed as of January 1, 2008. As of December 31, 2008, the Company owned four real estate properties containing approximately 1.4 million rentable square feet, all of which were acquired during the year ended December 31, 2008. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred as of January 1, 2008, nor do they purport to predict the results of operations for future periods.

Revenues	$51,787,602

Depreciation and amortization	$(21,947,563)

Net loss	$(7,709,361)

Net loss per common share, basic and diluted	$(0.35)

Weighted-average number of common shares outstanding, basic and diluted	22,339,020

15.	SEGMENT INFORMATION

The Company presently operates in two business segments: real estate investments and real estate-related assets. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies (see Note 2).

The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements, interest and other income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees, loan servicing fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and asset management fees. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset, such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related assets and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented below may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The following table presents summary information related to the Company’s reportable segments:

For the Year Ended December 31, 2008
Revenues:
Real estate	$14,066,142
Real estate-related	20,840

$14,086,982

NOI:
Real estate	$4,610,952
Real estate-related	18,835

$4,629,787

As of December 31, 2008
Assets:
Real estate	461,042,983
Real estate-related	58,608,380
Corporate-level (1)	53,211,175

$572,862,538

Liabilities:
Real estate	298,183,437
Real estate-related	4,244
Corporate-level (2)	2,368,917

$300,556,598

(1) Total corporate-level assets consisted primarily of corporate-level offering proceeds being held in the form of cash and cash equivalents of approximately $53.2 million as of December 31, 2008 primarily for future real estate and real estate-related investments.

(2) As of December 31, 2008, total liabilities in the corporate-level accounts consisted primarily of distributions payable.

The following table reconciles the Company’s net loss to its net operating income from reportable segments for the year ended December 31, 2008:

Net loss	$(2,581,652)
Interest income	(589,399)
General and administrative expenses	810,557
Depreciation and amortization	6,973,938
Corporate-level interest expense	16,343

NOI from reportable segments	$4,629,787

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

16.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$3,812	$1,384	$2,222,471	$12,448,714
Net loss	$(21,533)	$(104,201)	$(383,782)	$(2,072,136)
Loss per common share, basic and diluted	$(1.08)	$(1.64)	$(0.05)	$(0.09)
Distributions declared per common share (1)	$-	$-	$0.10	$0.16

(1) Distributions declared per common share for the third quarter assumes each share was issued and outstanding each day during the period from July 16, 2008 through September 30, 2008. Distributions declared per common share for the fourth quarter assumes each share was issued and outstanding each day during the fourth quarter. Each day during the period from July 16, 2008 through December 31, 2008 was a record date for distributions.

17.	COMMITMENTS AND CONTINGENCIES

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2008.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

18.	SUBSEQUENT EVENTS

Status of Offering

The Company commenced its Offering on April 22, 2008. As of March 24, 2009, the Company had accepted gross offering proceeds of approximately $448.4 million related to the issuance of 44,958,256 shares of stock, including shares issued in the primary offering and under the dividend reinvestment plan.

Distributions Paid

On January 15, 2009, the Company paid distributions of approximately $1.6 million, which related to distributions declared for each day in the period from December 1, 2008 through December 31, 2008. On February 17, 2009, the Company paid distributions of approximately $1.8 million related to distributions declared for each day in the period from January 1, 2009 through January 31, 2009, and on March 16, 2009, the Company paid distributions of approximately $1.9 million related to distributions declared for each day in the period from February 1, 2009 through February 28, 2009.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Distributions Declared

On January 27, 2009, the Company’s board of directors declared a daily distribution for the period from March 1, 2009 through March 31, 2009, which the Company expects to pay in April 2009. On March 25, 2009, the Company’s board of directors declared a daily distribution for the period from April 1, 2009 through April 30, 2009, which the Company expects to pay in May 2009, and a daily distribution for the period from May 1, 2009 through May 31, 2009, which the Company expects to pay in June 2009. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Subsequent Investments and Financings

350 E. Plumeria Financing and Modification to the Mountain View Corporate Center Loan

On February 6, 2009, the Company closed a $14.3 million six-month bridge loan facility secured by the 350 E. Plumeria Building (the “350 E. Plumeria Building Mortgage Loan”) and modified the terms of the Mountain View Corporate Center Mortgage Loan. The 350 E. Plumeria Building Mortgage Loan is cross-collateralized and cross-defaulted with the Mountain View Corporate Center Mortgage Loan. The initial maturity date of these loans is July 30, 2009 with an option to extend the maturity date to October 30, 2009, subject to certain conditions set forth in the loan agreement. Monthly installments on these loans will be interest only and the entire principal amount is due on the maturity date, assuming no prior prepayment. The 350 E. Plumeria Building Mortgage Loan bears interest at a variable rate of 275 basis points over one-month LIBOR, as reset daily, with the option to request a fixed rate equal to 275 basis points over one-month or three-month LIBOR by entering into a corresponding one-month or three-month LIBOR contract, but at no point shall the interest rate be less than 4.10%. The 350 E. Plumeria Building Mortgage Loan may be prepaid in whole or in part at any time. An exit fee of 0.25% of the amount being prepaid is due if the loan is prepaid before April 30, 2009. No exit fee is payable if the 350 E. Plumeria Building Mortgage Loan is prepaid on or after April 30, 2009. The Mountain View Corporate Center Mortgage Loan, as modified, also bears interest at a variable rate of 275 basis points over one-month LIBOR, as reset daily, with the option to request a fixed rate equal to 275 basis points over one-month or three-month LIBOR by entering into a corresponding one-month or three-month LIBOR contract, but at no point shall the interest rate be lower than 4.10%.

100 & 200 Campus Drive Extension

On March 11, 2009, the Company entered into a loan modification agreement with the lender to extend the maturity date of the 100 & 200 Campus Drive Mortgage Loan to June 9, 2009. As a condition of the extension, the loan will bear interest at a variable rate of 350 basis points over one-month LIBOR, as reset daily, with the option to request a fixed rate equal to 350 basis points over one-month LIBOR by entering into a corresponding one-month LIBOR contract during the extension period. The Company currently intends to refinance the loan balance on a long-term basis upon the expiration of the extension period.

Investment in Mortgage Loan

Investment in One Liberty Plaza Notes

On February 11, 2009, the Company, through an indirect wholly owned subsidiary, purchased, at a discount, two promissory notes secured by a first lien mortgage for $66.7 million plus closing costs (the “One Liberty Plaza Notes”) from a seller unaffiliated with the Company or the Advisor. The One Liberty Plaza Notes are two of six pari-passu participation interests created in connection with a first mortgage loan obtained by the borrower. The property securing the loan is a 53-story, Class A office building located in lower Manhattan. The office building contains 2,186,163 rentable square feet, including 17,305 square feet of retail space, and at January 31, 2009 was approximately 99% leased.

The initial maturity date of the One Liberty Plaza Notes is August 6, 2017. Given the discounted purchase price and the contractual interest rate on the notes, the annual effective interest rate of this investment is projected to be 15.0%. The One Liberty Plaza Notes may be defeased but not prepaid after August 2010. During the four months prior to the maturity date, the One Liberty Plaza Notes may be prepaid in whole but not in part.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2008

Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2008
Allowance for doubtful accounts	$-	$18,923	$-	$18,923

KBS REAL ESTATE INVESTMENT TRUST II, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2008

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Mountain View Corporate Center	Basking Ridge, NJ	100%	$12,270,000	$3,600,000	$27,137,558	$30,737,558	$18,810	$3,600,000	$27,156,368	$30,756,368	$714,057	2001	07/30/2008

Campus Drive Buildings
100 & 200 Campus Drive Buildings	Florham Park, NJ	100%	118,326,200	10,700,000	188,508,857	199,208,857	28,295	10,700,000	187,998,785	198,698,785	3,682,986	1988/1989	09/09/2008
300-600 Campus Drive Buildings	Florham Park, NJ	100%	140,850,000	9,717,000	185,445,547	195,162,547	45,394	9,717,000	185,490,941	195,207,941	1,991,775	1997/1999	10/10/2008

Total Campus Drive Buildings			259,176,200	20,417,000	373,954,404	394,371,404	73,689	20,417,000	373,489,726	393,906,726	5,674,761

350 E. Plumeria Building	San Jose, CA	100%	-	11,290,000	24,818,559	36,108,559	7,356	11,290,000	24,825,915	36,115,915	46,753	1984/2008	12/18/2008

		TOTAL	$271,446,200	$35,307,000	$425,910,521	$461,217,521	$99,855	$35,307,000	$425,472,009	$460,779,009	$6,435,571

(1) Building and improvements include tenant origination and absorption costs.

(2) The aggregate cost of real estate for federal income tax purposes was $437,534,300 as of December 31, 2008.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2008

	Real Estate Properties	Accumulated Depreciation and Amortization
Acquisitions	$461,217,521	$6,973,617

Improvements	99,855	321

Write-off of fully depreciated and fully amortized assets	(538,367)	(538,367)

Balance at December 31, 2008	$460,779,009	$6,435,571

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 27, 2009.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ CHARLES J. SCHREIBER, JR. Charles J. Schreiber, Jr.	Chairman of Board, Chief Executive Officer and Director	March 27, 2009

/S/ DAVID E. SNYDER David E. Snyder	Chief Financial Officer	March 27, 2009

/S/ PETER MCMILLAN III Peter McMillan III	Executive Vice President, Treasurer, Secretary and Director	March 27, 2009

/S/ STACIE K. YAMANE Stacie K. Yamane	Chief Accounting Officer	March 27, 2009

/S/ HANK ADLER Hank Adler	Director	March 27, 2009

/S/ BARBARA R. CAMBON Barbara R. Cambon	Director	March 27, 2009

/S/ STUART A. GABRIEL, PH.D. Stuart A. Gabriel, Ph.D.	Director	March 27, 2009