Form 10-Q
period 2009-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2009-05-13
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-53649

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 7, 2009, there were 54,901,800 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

FORM 10-Q

March 31, 2009

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Real estate:
Land	$35,307	$35,307
Buildings and improvements	379,432	379,076
Tenant origination and absorption costs	46,268	46,396

Total real estate, at cost	461,007	460,779
Less accumulated depreciation and amortization	(12,508)	(6,436)

Total real estate, net	448,499	454,343

Real estate loans receivable, net	126,578	58,152

Total real estate and real estate-related investments, net	575,077	512,495
Cash and cash equivalents	104,351	56,609
Rents and other receivables, net	3,497	2,250
Above-market leases, net	233	248
Deferred financing costs, prepaid expenses and other assets	1,964	1,260

Total assets	$685,122	$572,862

Liabilities and stockholders’ equity
Notes payable	$254,460	$271,446
Accounts payable and accrued liabilities	3,828	3,253
Due to affiliates	161	413
Distributions payable	2,391	1,621
Below-market leases, net	20,968	22,364
Other liabilities	1,188	1,460

Total liabilities	282,996	300,557

Commitments and contingencies (Note 13)
Redeemable common stock	5,010	1,921
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,000,000,000 shares authorized, 46,581,659 and 31,515,364 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	466	315
Additional paid-in capital	409,085	277,592
Cumulative distributions and net losses	(12,435)	(7,523)

Total stockholders’ equity	397,116	270,384

Total liabilities and stockholders’ equity	$685,122	$572,862

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008

Revenues:

Rental income	$10,885	$-

Tenant reimbursements	2,298	-

Interest income from real estate loans receivable	3,225	-

Other interest income	153	4

Total revenues	16,561	4

Expenses:

Operating, maintenance, and management	3,132	-

Real estate taxes and insurance	957	-

Asset management fees to affiliate	985	-

General and administrative expenses	510	25

Depreciation and amortization	6,207	-

Interest expense	3,565	-

Total expenses	15,356	25

Net income (loss)	1,205	(21)

Net income (loss) per common share, basic and diluted	$0.03	$(1.08)

Weighted-average number of common shares outstanding, basic and diluted	38,149,952	20,000

Distributions declared per common share	$0.16	$-

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2008 and Three Months Ended March 31, 2009 (unaudited)

(dollars in thousands)

				Cumulative	Total
	Common Stock		Additional	Distributions and	Stockholders’
	Shares	Amounts	Paid-in Capital	Net Income (Loss)	Equity
Balance, December 31, 2007	20,000	$1	$199	$-	$200
Issuance of common stock	31,495,364	314	313,903	-	314,217
Additions to redeemable common stock	-	-	(1,921)	-	(1,921)
Distributions declared	-	-	-	(4,941)	(4,941)
Commissions on stock sales and related dealer manager fees	-	-	(29,084)	-	(29,084)
Other offering costs	-	-	(5,505)	-	(5,505)
Net loss	-	-	-	(2,582)	(2,582)

Balance, December 31, 2008	31,515,364	315	277,592	(7,523)	270,384
Issuance of common stock	15,066,295	151	150,057	-	150,208
Additions to redeemable common stock	-	-	(3,089)	-	(3,089)
Distributions declared	-	-	-	(6,117)	(6,117)
Commissions on stock sales and related dealer manager fees	-	-	(13,714)	-	(13,714)
Other offering costs	-	-	(1,761)	-	(1,761)
Net income	-	-	-	1,205	1,205

Balance, March 31, 2009	46,581,659	$466	$409,085	$(12,435)	$397,116

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$1,205	$(21)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,207	-
Interest accretion on real estate loans receivable, net	(960)	-
Deferred rent	(523)	-
Allowance for doubtful accounts	11	-
Amortization of above- and below-market leases, net	(1,381)	-
Amortization of deferred financing costs	441	-
Changes in operating assets and liabilities:
Rents and other receivables	(735)	-
Prepaid expenses and other assets	(831)	(103)
Accounts payable and accrued liabilities	265	15
Due to affiliates	-	112
Other liabilities	(272)	-

Net cash provided by operating activities	3,427	3

Cash Flows from Investing Activities:
Additions to real estate	(223)	-
Investment in real estate loan receivable	(67,611)	-

Net cash used in investing activities	(67,834)	-

Cash Flows from Financing Activities:
Proceeds from notes payable	11,540	-
Principal payments on notes payable	(28,526)	-
Payments of deferred financing costs	(314)	-
Proceeds from issuance of common stock	147,119	-
Payments of commissions on stock sales and related dealer manager fees	(13,714)	-
Payments of other offering costs	(1,698)	-
Distributions paid to common stockholders	(2,258)	-

Net cash provided by financing activities	112,149	-

Net increase in cash and cash equivalents	47,742	3
Cash and cash equivalents, beginning of period	56,609	200

Cash and cash equivalents, end of period	$104,351	$203

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,157	$-

Supplemental Disclosure of Non-Cash Transactions:
Increase in distributions payable	$770	$-

Distributions paid to common stockholders through common stock issuances	$3,089	$-

Increase in redeemable common stock	$3,089	$-

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

1.	ORGANIZATION

KBS Real Estate Investment Trust II, Inc. (the “Company”) was formed on July 12, 2007 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 upon filing its 2008 tax return in September 2009. The Company conducts its business primarily through KBS Limited Partnership II, a Delaware limited partnership formed on August 23, 2007 (the “Operating Partnership”), and its subsidiaries. The Company is the sole general partner of and directly owns a 0.1% partnership interest in the Operating Partnership. The Company’s wholly-owned subsidiary, KBS REIT Holdings II LLC, a Delaware limited liability company formed on August 23, 2007 (“KBS REIT Holdings II”), owns the remaining 99.9% partnership interest in the Operating Partnership and is its sole limited partner.

The Company intends to invest in a diverse portfolio of real estate and real estate-related investments. The primary types of real estate the Company expects to invest in include office and industrial properties located throughout the United States. All such real estate properties may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The primary types of real estate-related investments the Company expects to invest in include mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of March 31, 2009, the Company owned four real estate properties consisting of three office properties and one office/flex property encompassing approximately 1.4 million rentable square feet. In addition, as of March 31, 2009, the Company owned two real estate loans.

Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor on March 20, 2008, which was amended and restated on May 21, 2008 (as amended and restated, the “Advisory Agreement”). The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.

On September 27, 2007, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 200,000,000 shares were registered in the Company’s primary offering and 80,000,000 shares were registered under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on April 22, 2008, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related investments as described above.

As of June 24, 2008, the Company’s escrow agent had received sufficient gross offering proceeds to satisfy the minimum number of shares requirement to break escrow in the Offering. From commencement of the Offering through March 31, 2009, the Company had sold 46,034,262 shares of common stock in the primary offering for gross offering proceeds of $459.4 million and 527,397 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $5.0 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Real Estate Acquisition Valuation

Prior to January 1, 2009, real estate, consisting of land, buildings and improvements, was recorded at cost. The Company allocated the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities based on their estimated fair values in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R expands the definition of a business combination and requires the acquirer to measure all assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense. During the three months ended March 31, 2009, the Company did not acquire any assets that were within the scope of SFAS 141R and did not expense any acquisition costs in accordance with SFAS 141R.

The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

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

The Company also measures the aggregate value of other intangible assets related to acquired in-place leases, including tenant origination and absorption costs and customer relationship intangibles.

The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases, including leasing commissions and legal and other related expenses, to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

The Company estimates the value of customer relationship intangible values, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company amortizes the value of in-place leases to depreciation and amortization expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Upon termination of a lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with the vacating tenant’s lease would be charged to expense in that period.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses related to real estate and related intangible assets and liabilities recorded by the Company during the three months ended March 31, 2009.

Real Estate Loans Receivable

The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15 (“SFAS 114”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.

As of March 31, 2009, there was no loan loss reserve and there were no impairment losses related to the real estate loans receivable recorded by the Company during the three months ended March 31, 2009. However, in the future, especially given the current market instability, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through a charge to “Provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge-offs when losses are confirmed. The reserve for loan losses includes a portfolio-based component and an asset-specific component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired and measured pursuant to SFAS 114. In accordance with SFAS 114, the Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will recognize a loss and the amount of the loss can be reasonably estimated in accordance with SFAS 5. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors allows the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.

The Company may purchase real estate loans at a discount to face value where at the acquisition date the Company expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the Company’s assessment of the credit quality of the borrower. The Company will consider such real estate loans to be impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts the Company estimated would be collected at the time of acquisition. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral.

The Company will record real estate loans held for sale at the lower of amortized cost or fair value. The Company will determine the fair value of loans held for sale by using current secondary market information for loans with similar terms and credit quality. If fair value is lower than the amortized cost basis of the loan, the Company will record a valuation allowance and a provision for loan losses to write the loan down to fair value.

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

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2009. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits all funds. There are no restrictions on the use of the Company’s cash as of March 31, 2009.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close.

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

Pursuant to the program, the Company will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years;

•	The lower of $10.00 or 100% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years; and

•

Notwithstanding the above, until the Company establishes an estimated value per share, the redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from the Company.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Notwithstanding the above, once the Company establishes an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company currently expects to establish an estimated value per share no later than three years after the completion of its offering stage; however, the time frame before which the Company establishes an estimated value per share may be sooner if required by any regulatory bodies or if necessary to assist broker-dealers who sell shares in the Offering. The Company will consider its offering stage complete when it is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for one year.

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in its annual or quarterly reports publicly filed with the SEC, or by a separate mailing to its stockholders.

As the use of the proceeds from the dividend reinvestment plan for redemptions is outside the Company’s control, the net proceeds from the current year and prior year dividend reinvestment plan are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock, and are, therefore, presented as redeemable common stock in the accompanying consolidated balance sheets.

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company’s redeemable common shares are contingently redeemable at the option of the holder. Under SFAS 150, when the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

During the three months ended March 31, 2009, no shares had been tendered for redemption or redeemed by the Company.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Offering. As of March 31, 2009, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through March 31, 2009, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 46,561,659 shares in the Offering for gross offering proceeds of $464.4 million and recorded organization and other offering costs of $7.3 million and selling commissions and dealer manager fees of $42.8 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases and records amounts expected to be received in later years as deferred rent. During the three months ended March 31, 2009, $0.5 million of deferred rent was recognized. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

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

Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reserve the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

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

Other interest income includes interest earned on the Company’s cash and cash equivalents and is recognized as it is earned.

General and Administrative Expenses and Asset Management Fees

General and administrative expenses, totaling $0.5 million for the three months ended March 31, 2009, consisted primarily of amortization of insurance premiums, independent director fees, and legal, audit, and other professional fees. In addition, asset management fees to affiliate totaled $1.0 million for the three months ended March 31, 2009. To the extent included in the definition of total operating expenses (as set forth in Note 11), general and administrative expenses, including asset management fees due to affiliates, are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor (as discussed in Note 11). Pursuant to the operating expense reimbursement obligation, commencing upon the earlier to occur of four fiscal quarters after (i) the acquisition of the Company’s first real estate asset or (ii) October 22, 2008 (which is six months after commencement of the Company’s Offering), the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company acquired its first real estate asset on July 30, 2008. The Company’s charter-imposed limitation on total operating expenses will commence with the fiscal quarter ending September 30, 2009.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ended December 31, 2008 upon filing its 2008 tax return in September 2009. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), upon its inception on July 12, 2007. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ending December 31, 2008 and 2007. As of March 31, 2009, the return for the calendar year 2007 remains subject to examination by major tax jurisdictions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2009 and 2008.

Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2009 and is based on daily record dates for distributions for the period of $0.00178082 per share per day. Each day during the period from January 1, 2009 through March 31, 2009 was a record date for distributions. No day during the period from January 1, 2008 through March 31, 2008 was a record date for distributions.

Industry Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their financial statements. The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 12, “Segment Information.”

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The Company adopted SFAS 157 on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 became effective for the Company on January 1, 2009. The adoption of SFAS 157 for the Company’s financial assets and liabilities and the adoption of FSP SFAS 157-2 for the Company’s nonfinancial assets and liabilities did not have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS157-3 was effective upon issuance. The adoption of FSP SFAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Furthermore, this FSP requires additional disclosures regarding the inputs and valuation technique(s) used in estimating the fair value of assets and liabilities as well as any changes in such valuation technique(s). This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate. The Company did not adopt this FSP early and does not expect it will have a material impact on its consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under GAAP, including SFAS 141R. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 by the Company did not have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP SFAS 141R-1”). FSP SFAS 141R-1 amends and clarifies SFAS 141R to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. The adoption of FSP SFAS 141R-1 by the Company did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), to require public companies to comply with the disclosure requirements in SFAS 107 related to the fair value of financial instruments in interim financial statements. Prior to the issuance of FSP SFAS 107-1 and APB 28-1, these disclosures were only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company did not adopt this FSP early and does not expect it will have a material impact on its consolidated financial statements.

3.	REAL ESTATE

As of March 31, 2009, the Company’s real estate portfolio was composed of three office properties and one office/flex property encompassing approximately 1.4 million rentable square feet and was 99% leased. The following table provides summary information regarding the properties owned by the Company as of March 31, 2009 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Mountain View Corporate Center	07/30/2008	Basking Ridge	NJ	Office	$30,767	$(1,105)	$29,662

Campus Drive Buildings
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	198,650	(6,694)	191,956
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	195,475	(4,382)	191,093

Total Campus Drive Buildings					394,125	(11,076)	383,049

350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,115	(327)	35,788

					$461,007	$(12,508)	$448,499

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2009, the leases have remaining terms of up to 10.3 years with a weighted-average remaining term of 5.2 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants either in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets. (See Note 10, “Other Liabilities”)

As of March 31, 2009, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

April 1, 2009 through December 31, 2009	$27,042
2010	33,894
2011	29,972
2012	27,861
2013	24,891
Thereafter	55,662

$199,322

As of March 31, 2009, the Company’s highest tenant industry concentrations were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Manufacturing	3	$9,549	25.1%
Finance	8	6,997	18.4%
Legal Services	3	6,442	16.9%
Professional Services	7	5,921	15.5%
Accounting Services	2	4,578	12.0%

		$33,487	87.9%

____________________

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

No other tenant industries accounted for more than 10% of annualized based rent. No material tenant credit issues have been identified at this time.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

As of March 31, 2009, the Company had a concentration of credit risk related to the following two tenant leases that represent more than 10% of the Company’s annualized base rent:

			Net Rentable Sq. Ft.		Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Feet	Lease Expirations (2)
BASF Americas Corporation	100 & 200 Campus
	Drive Buildings	Manufacturing	199,024	14.2%	$6,415	16.8%	$32.23	11/30/2016
PricewaterhouseCoopers LLP	300-600 Campus
	Drive Buildings	Accounting Services	195,499	14.0%	4,338	11.4%	22.19	09/30/2015

			394,523	28.2%	$10,753	28.2%	$27.26

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

(2) Represents the expiration date of the lease at March 31, 2009 and does not take into account any tenant renewal options.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of March 31, 2009 and December 31, 2008, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

Cost	$46,268	$46,396	$273	$273	$23,829	$23,835

Accumulated Amortization	(5,779)	(3,043)	(40)	(25)	(2,861)	(1,471)

Net Amount	$40,489	$43,353	$233	$248	$20,968	$22,364

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2009 are as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$(2,864)	$(15)	$1,396

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

The remaining unamortized balance for these outstanding intangible assets and liabilities as of March 31, 2009 is expected to be amortized as an increase (decrease) to income as follows (dollars in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
April 1, 2009 through December 31, 2009	$(8,352)	$(45)	$4,171
2010	(8,881)	(60)	4,414
2011	(6,011)	(60)	2,764
2012	(5,051)	(57)	2,471
2013	(4,156)	(7)	2,307
Thereafter	(8,038)	(4)	4,841

	$(40,489)	$(233)	$20,968

Weighted-Average Remaining Amortization Period	5.4 years	4.0 years	5.7 years

5.	REAL ESTATE LOANS RECEIVABLE

As of March 31, 2009 and December 31, 2008, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired	Property Type	Loan Type	Book Value as of March 31, 2009 (1)	Book Value as of December 31, 2008 (1)	Contractual Interest Rate (2)	Annual Effective Interest Rate at March 31, 2009 (2)	Maturity Date (2)
Northern Trust Building A-Note San Diego, California	12/31/2008	Office	A-Note	$58,715	$58,152	5.60%	12.9%	10/01/2017
One Liberty Plaza Notes (3) New York, New York	02/11/2009	Office	Mortgage	67,863	-	6.14%	14.8%	08/06/2017

				$126,578	$58,152

(1) Book value of real estate loans receivable represents unpaid principal balance net of unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(2) Contractual interest rates are the stated interest rates on the face of the loans. Annual effective interest rates are calculated as the actual interest income recognized in 2009, using the interest method, divided by the average amortized cost basis of the investment. The annual effective interest rates and contractual interest rates presented are for the three months ended March 31, 2009. Maturity dates are as of March 31, 2009.

(3) Monthly installments on the One Liberty Plaza Notes are interest only until August 2011. For the final six years on the notes, principal on the loan amortizes on a 30-year amortization schedule, with the remaining principal balance due at maturity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2009 (in thousands):

Real estate loan receivable - December 31, 2008	$58,152
Face value of real estate loan receivable acquired	115,000
Discount on purchase of real estate loan receivable	(48,300)
Accretion of discounts on purchases of real estate loans receivable	978
Closing costs on purchase of real estate loan receivable	766
Amortization of closing costs on purchases of real estate loans receivable	(18)

Real estate loans receivable - March 31, 2009	$126,578

The following summarizes the Company’s investments in real estate loans receivable as of March 31, 2009 (in thousands):

Face value of real estate loans receivable	$209,500
Discounts on real estate loans receivable	(85,372)
Accumulated accretion of discounts on purchases of real estate loans receivable	984
Closing costs on purchases of real estate loans receivable	1,484
Accumulated amortization of closing costs on purchases of real estate loans receivable	(18)

Real estate loans receivable - March 31, 2009	$126,578

For the three months ended March 31, 2009, interest income from real estate loans receivable consists of the following (in thousands):

Contractual interest income	$2,265
Accretion of purchase discounts	978
Amortization of closing costs on purchases	(18)

Interest income from real estate loans receivable	$3,225

Interest receivable from real estate loans receivable at end of the period	$966

The Company’s two investments in real estate loans receivable both mature in 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Recent Acquisitions

Investment in One Liberty Plaza Notes

On February 11, 2009, the Company, through an indirect wholly owned subsidiary, purchased, at a discount, two promissory notes secured by a first lien mortgage (the “One Liberty Plaza Notes”) from a seller unaffiliated with the Company or the Advisor for $66.7 million plus closing costs. The One Liberty Plaza Notes are two of six pari-passu participation interests created in connection with a first mortgage loan obtained by the borrower. The property securing the loan is a 53-story, Class A office building located in lower Manhattan. The office building contains 2,186,163 rentable square feet, including 17,305 square feet of retail space, and is approximately 99% leased.

The initial maturity date of the One Liberty Plaza Notes is August 6, 2017. The One Liberty Plaza Notes may be defeased after August 2010 and may be prepaid in whole but not in part during the four months prior to the maturity date.

6.	RENTS AND OTHER RECEIVABLES

As of March 31, 2009 and December 31, 2008, rents and other receivables consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Tenant receivables, net of allowance for doubtful accounts of $30 and $19 as of March 31, 2009 and December 31, 2008, respectively	$1,412	$1,193
Deferred rent	1,119	596
Interest receivable	966	461

	$3,497	$2,250

7.	DEFERRED FINANCING COSTS, PREPAID EXPENSES AND OTHER ASSETS

As of March 31, 2009 and December 31, 2008, deferred financing costs, prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Lease commissions	$605	$306
Prepaid insurance	492	25
Deferred financing costs, net of accumulated amortization of $561 and $541 as of March 31, 2009 and December 31, 2008, respectively	409	536
Utility deposits	326	326
Other assets and prepaid expenses	132	67

	$1,964	$1,260

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

8.	NOTES PAYABLE

As of March 31, 2009 and December 31, 2008, the Company’s notes payable, all of which are interest-only loans during the terms of the loans with principal payable upon maturity, consist of the following (dollars in thousands):

	Principal as of March 31, 2009	Principal as of December 31, 2008	Average Interest Rate(1)	Contractual Interest Rate	Maturity Date (2)
Mountain View Corporate Center Mortgage Loan (3)	$13,500	$12,270	4.10%	LIBOR + 2.75% (4)	07/30/2009

Campus Drive Buildings
100 & 200 Campus Drive Buildings
100 & 200 Campus Drive Mortgage Loan	89,800	89,800	4.06%	One-month LIBOR + 3.50%	06/09/2009
100 & 200 Campus Drive Mezzanine Loan (5)	-	28,526	(5)	(5)	(5)

Total 100 & 200 Campus Drive Buildings	89,800	118,326

300-600 Campus Drive Buildings
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.90%	04/10/2014
300-600 Campus Drive Mezzanine Loan (6)	47,000	47,000	6.20%	6.80% (7)	07/10/2009(6)

Total 300-600 Campus Drive Buildings	140,850	140,850

350 E. Plumeria Building Mortgage Loan (3)	10,310	-	4.10%	LIBOR + 2.75% (4)	07/30/2009

	$254,460	$271,446

(1) Average interest rate is calculated as the weighted-average interest rate for the current year to date; however, if the loan was refinanced or modified during the year, the weighted-average interest rate is calculated from the effective date of the refinancing or modification to March 31, 2009.

(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2009; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) The Mountain View Corporate Center Mortgage Loan is cross-collateralized and cross-defaulted with the 350 E. Plumeria Building Mortgage Loan.

(4) The interest rate under this loan is calculated at a variable rate of 275 basis points over one-month or three-month LIBOR at the Company’s election, but at no point shall the interest rate be less than 4.10%.

(5) On March 11, 2009, the Company repaid the remaining principal and accrued interest on the 100 & 200 Campus Drive Mezzanine Loan.

(6) On April 3, 2009, the Company repaid in full the principal and accrued interest on the $47.0 million 300-600 Campus Drive Mezzanine Loan.

(7) This loan bore interest at a fixed rate of 5.8% per annum until February 10, 2009, after which the interest rate increases on a monthly basis by 0.5% per annum through the loan’s maturity.

During the three months ended March 31, 2009, the Company incurred $3.6 million of interest expense. Of this amount, $0.9 million was payable at March 31, 2009. Included in interest expense for the three months ended March 31, 2009 was $0.4 million of amortization of deferred financing costs.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

The following is a schedule of maturities for all notes payable outstanding as of March 31, 2009 (in thousands):

April 1, 2009 through December 31, 2009	$160,610
2010	-
2011	-
2012	-
2013	-
Thereafter	93,850

$254,460

During the three months ended March 31, 2009, the Company entered into the following financings related to its real property portfolio:

350 E. Plumeria Financing and Modification to the Mountain View Corporate Center Loan

On February 6, 2009, the Company closed a $14.3 million six month bridge loan facility secured by the 350 E. Plumeria Building (the “350 E. Plumeria Building Mortgage Loan”) and modified the terms of the Mountain View Corporate Center Mortgage Loan. The 350 E. Plumeria Building Mortgage Loan is cross collateralized and cross defaulted with the Mountain View Corporate Center Mortgage Loan. The initial maturity date of these loans is July 30, 2009, with an option to extend the maturity date to October 30, 2009, subject to certain terms and conditions. Monthly installments on these loans will be interest only and the entire principal amount is due on the maturity date, assuming no prior prepayment. The 350 E. Plumeria Building Mortgage Loan may be prepaid in whole or in part at any time. No exit fee is payable if the 350 E. Plumeria Building Mortgage Loan is prepaid on or after April 30, 2009. As of March 31, 2009, $10.3 million has been funded under the 350 E. Plumeria Building Mortgage Loan and an additional $4.0 million is available for future disbursement for the Company’s general cash management requirements, subject to certain conditions set forth in the loan agreement.

100 & 200 Campus Drive Extension

On March 17, 2009, the Company entered into a loan modification agreement dated March 11, 2009 with the lender to extend the maturity date of the 100 & 200 Campus Drive Mortgage Loan to June 9, 2009. As a condition of the extension, the loan will bear interest at a variable rate of 350 basis points over one-month LIBOR, as reset daily, with the option to request a fixed rate equal to 350 basis points over one-month LIBOR by entering into a corresponding one-month LIBOR contract during the extension period. The Company currently intends to refinance the loan balance on a long-term basis upon the expiration of the extension period.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2009 and December 31, 2008, accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts payable and other accrued liabilities	$2,888	$2,330
Accrued interest expense	890	923
Real estate taxes payable	50	-

	$3,828	$3,253

10.	OTHER LIABILITIES

As of March 31, 2009 and December 31, 2008, other liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Tenant security deposits	$632	$637
Prepaid rent	206	823
Other	350	-

	$1,188	$1,460

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

11.	RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate and real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company.

Pursuant to the terms of the agreements described above, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2009 and 2008, and any related amounts payable as of March 31, 2009 and December 31, 2008 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2009	2008	2009	2008
Expensed
Asset management fees	$985	$-	$-	$-
Reimbursable insurance premiums (1)	-	112	-	-

Additional Paid-in Capital
Selling commissions (2)	8,565	-	-	-
Dealer manager fees (2)	5,149	-	-	-
Reimbursable other offering costs (2) (3)	652	-	161	268

Capitalized
Acquisition and origination fees (4)	668	-	-	145

	$16,019	$112	$161	$413

(1) During the three months ended March 31, 2008, the Advisor had incurred $0.1 million for directors and officers insurance premiums for the Company’s directors and officers covering the period from February 29, 2008 through February 28, 2009. Insurance premiums are capitalized to prepaid expenses and amortized to general and administrative expenses in the period to which the expenditures relate.

(2) Selling commissions, dealer manager fees and reimbursable other offering costs are charged as incurred against stockholders’ equity in the accompanying consolidated financial statements.

(3) Reimbursable other offering costs represent the portion of the Company’s other offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed or reimbursable by the Company. The Company has recorded other offering costs related to the Offering of $1.8 million for the three months ended March 31, 2009, including both other offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates on behalf of the Company. Of the total other offering costs recorded by the Company during the three months ended March 31, 2009, $0.7 million was incurred by the Advisor and its affiliates as reimbursable other offering costs and $1.1 million was incurred directly by the Company.

(4) Represents acquisition and origination fees related to purchases of real estate and real estate-related investments during the three months ended March 31, 2009.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

The Company did not incur any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three months ended March 31, 2009.

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

Assuming all shares in the primary offering are sold at the highest possible selling commissions (with no discounts to any categories of purchasers), estimated selling commissions are approximately $120.0 million if the Company sells the maximum of 200,000,000 shares in the primary offering.

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

The estimated dealer manager fee is approximately $70.0 million if the Company sells the maximum of 200,000,000 shares in the primary offering.

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

The Company estimates organization and offering costs will total approximately $24.6 million if the Company sells the maximum of 280,000,000 shares.

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

March 31, 2009

(unaudited)

Form of Compensation	Amount
Origination Fee

The Company pays the Advisor or its wholly owned subsidiary an origination fee equal to 1.0% of the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of the loans. The Company does not pay an acquisition fee with respect to such loans.

Asset Management Fee (1)

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments made by the Company and of the Company’s investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments.

Reimbursement of Operating Expenses (1)

The Company reimburses the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as insurance, rent, personnel costs, utilities and IT costs. Though the Advisor may seek reimbursement for personnel and other overhead costs under the Advisory Agreement, the Advisor does not intend to do so at this time. If the Advisor does decide to seek reimbursement for personnel and other overhead costs, such costs may include the Company’s proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. The Company will not reimburse the Advisor or its affiliates for personnel and other overhead costs in connection with services for which the Advisor or its affiliates receive acquisition fees, origination fees or disposition fees or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.

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

March 31, 2009

(unaudited)

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

_________________

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

12.	SEGMENT INFORMATION

The Company presently operates in two business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in office and office/flex properties. Under the real estate-related segment, the Company has invested in a mortgage loan and an A-Note. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies (see Note 2).

The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements, interest and other income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and asset management fees. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2009 and 2008, and total assets and total liabilities for each reportable segment as of March 31, 2009 and December 31, 2008 (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Real estate segment	$13,190	$-
Real estate-related segment	3,225	-

Total segment revenues	16,415	-
Corporate-level	146	-

Total revenues	$16,561	$-

Interest Expense:
Real estate segment	$3,529	$-
Real estate-related segment	-	-

Total segment interest expense	3,529	-
Corporate-level	36	-

Total interest expense	$3,565	$-

NOI:
Real estate segment	$4,768	$-
Real estate-related	3,044	-

Total NOI	$7,812	$-

	As of March 31, 2009	As of December 31, 2008
Assets:
Real estate segment	$455,468	$461,043
Real estate-related segment	127,545	58,608

Total segment assets	583,013	519,651
Corporate-level (1)	102,109	53,211

Total assets	$685,122	$572,862

Liabilities:
Real estate segment	$279,919	$298,184
Real estate-related segment	2	4

Total segment liabilities	279,921	298,188
Corporate-level (2)	3,075	2,369

Total liabilities	$282,996	$300,557

____________________

(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents totaling approximately $101.9 million and $53.2 million as of March 31, 2009 and December 31, 2008, respectively.

(2) As of March 31, 2009 and December 31, 2008, corporate-level liabilities consisted primarily of distributions payable.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

The following table reconciles the Company’s net income (loss) to its net operating income for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net income (loss)	$1,205	$(21)
Corporate-level interest income	(146)	(4)
General and administrative expenses	510	25
Depreciation and amortization	6,207	-
Corporate-level interest expense	36	-

Net operating income	$7,812	$-

13.	COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Concentration of Credit Risk

The Company has two investments in real estate loans receivable, the Northern Trust Building A-Note and the One Liberty Plaza Notes, that, as of and for the three months ended March 31, 2009, comprised 9% and 10% of the Company’s total assets, respectively, and provided 11% and 8% of the Company’s revenues, respectively. The borrowers under these loans depend on the cash flows generated by the properties securing these loans to cover the borrower’s periodic debt service obligations. To the extent that these properties do not provide sufficient cash flows to cover debt service obligations, the borrowers would rely on their sponsors to fund the remaining debt service obligations. The Company believes the sponsors of the borrowers under these loans are sufficiently capitalized to fund any of the borrowers’ debt service shortfalls. If the borrowers’ sponsors were to experience a substantial deterioration in financial condition and no longer possessed the ability to fund the borrowers’ debt service shortfalls, the borrowers might default on the loans. Under such a scenario, the Company may incur losses to the extent that the value of the collateral is less than its recorded basis in the note.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2009.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

14.	SUBSEQUENT EVENTS

Status of Offering

The Company commenced its Offering on April 22, 2008. As of May 7, 2009, the Company had sold 54,215,782 shares of common stock in the primary offering for gross offering proceeds of $541.1 million and 671,421 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $6.4 million.

Distributions Paid

On April 15, 2009, the Company paid distributions of $2.4 million, which related to distributions declared for each day in the period from March 1, 2009 through March 31, 2009.

Distributions Declared

On March 25, 2009, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2009 through April 30, 2009, which the Company expects to pay in May 2009, and distributions based on daily record dates for the period from May 1, 2009 through May 31, 2009, which the Company expects to pay in June 2009. On May 8, 2009, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2009 through June 30, 2009, which the Company expects to pay in July 2009, and distributions based on daily record dates for the period from July 1, 2009 through July 31, 2009, which the Company expects to pay in August 2009. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Amended and Restated Share Redemption Program

On May 8, 2009, the Company’s board of directors approved an amended and restated share redemption program. The terms of the amended and restated share redemption program are identical to the prior program except that the amended and restated share redemption program provides that:

•

Redemptions sought upon a stockholder’s “determination of incompetence” are treated the same as redemptions sought upon a stockholder’s death or qualifying disability. In order for a determination of incompetence or incapacitation to entitle a stockholder to the special redemption terms, a state or federal court located in the United States must declare, determine or find the stockholder to be (i) mentally incompetent to enter into a contract, to prepare a will or to make medical decisions or (ii) mentally incapacitated. In both cases such determination must be made by the court after the date the stockholder acquired the shares to be redeemed. A determination of incompetence or incapacitation by any other person or entity, or for any purpose other than those listed above, will not entitle a stockholder to the special redemption terms. Redemption requests following a “determination of incompetence” must be accompanied by the court order, determination or certificate declaring the stockholder incompetent or incapacitated.

•

The Company may provide notice of any amendment, suspension or termination of the share redemption program by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders. The Company may amend, suspend or terminate the program upon 30 days’ notice to its stockholders.

The amended and restated share redemption program will become effective on June 12, 2009.

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

•

We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders.

•

Our current and future investments in real estate, mortgage loans, mezzanine loans, bridge loans, mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from the properties and other assets directly securing our loan investments could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

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

•

We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes, including but not limited to the repurchase of shares under our share redemption program, the funding of capital expenditures on our real estate investments, or the repayment of debt. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) and the risks identified in Part II, Item 1A of this quarterly report.

Overview

We are a recently organized Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that ended December 31, 2008 upon filing our 2008 tax return in September 2009. On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares are being offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on April 22, 2008 and we broke escrow in our ongoing initial public offering on June 24, 2008. We expect to sell the 200,000,000 shares offered in our primary offering over a two-year period. If we have not sold all of the shares within two years, we may continue the offering beyond that date. As of March 31, 2009, we had sold 46,034,262 shares of common stock in the primary offering for gross offering proceeds of $459.4 million and 527,397 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $5.0 million.

We intend to acquire and manage a diverse portfolio of real estate and real estate-related investments. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income-producing real estate and real estate-related investments that provide attractive and stable returns to our investors. We intend to allocate between 60% and 70% of our portfolio to investments in core properties and allocate between 30% and 40% of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our ongoing initial public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a real estate or real estate-related investment opportunity because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Code”), and maintain our exemption from registering as an investment company under the Investment Company Act of 1940, as amended, our portfolio composition may vary significantly from what we initially expect.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors manages our day-to-day operations and our portfolio of real estate and real estate-related investments. KBS Capital Advisors makes recommendations on all investments to our board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have no paid employees.

If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2008 upon filing our 2008 tax return in September 2009, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Market Outlook - Real Estate and Real Estate Finance Markets

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans; we cannot foresee when these markets will stabilize. The United States economy is currently in a recession which has negatively affected all businesses, including ours.

These disruptions in the financial markets and deteriorating economic conditions have increased the cost of credit in the commercial real estate sector, and therefore, could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer real estate transactions, increased capitalization rates and lower property values. Furthermore, these deteriorating economic conditions have negatively impacted and may continue to negatively impact commercial real estate fundamentals and may result in lower occupancy, lower rental rates and declining values in our real estate portfolio, in the collateral securing our loan investments and in any future real estate or real estate-related investments we may make.

Over the short-term, management expects continued volatility in the capital markets and with that, continued volatility in the commercial real estate, the real estate finance and the structured finance markets. These circumstances have materially impacted the cash and availability of credit to borrowers. This may present a short-term opportunity to acquire real estate investments, real estate loans and other real estate-related investments that are undervalued. However, the opportunity may be hampered by the decreased availability and the increased cost of capital and uncertainty as to when credit markets and the general economy will stabilize.

Liquidity and Capital Resources

Our principal demand for funds during the short and long-term is and will be for the acquisition of properties, loans and other real estate-related investments; the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; and payments of distributions to stockholders. To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from our ongoing initial public offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate operations and real estate-related investments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2009, our cash needs for acquisitions, capital expenditures and payment of debt obligations were met with the proceeds from our ongoing initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the three months ended March 31, 2009 using a combination of cash flows from operations and debt financing. In addition, as of March 31, 2009, we had $4.0 million available for future disbursements under a six-month bridge loan facility for general cash management requirements. We believe that our cash on hand, proceeds from our ongoing initial public offering, cash flow from operations and anticipated financing activities are sufficient to meet our liquidity needs for the upcoming year.

Cash Flows from Operating Activities

We commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. As of March 31, 2009, we owned four real estate properties and two real estate loans receivable, one of which was acquired during the three months ended March 31, 2009. We generated $3.4 million in net cash flows from operating activities for the three months ended March 31, 2009 primarily from the cash flow generated from these investments. We expect that our cash flows from operating activities will increase in future periods as a result of owning the investment acquired during the three months ended March 31, 2009 for a full quarter and as a result of anticipated future acquisitions of real estate and real estate-related investments.

For the three months ended March 31, 2008, we had not commenced real estate operations and, accordingly, had insignificant operating cash flows.

Cash Flows from Investing Activities

Net cash used in investing activities was $67.8 million for the three months ended March 31, 2009. This was primarily related to the acquisition of one real estate loan receivable for $67.6 million during the three months ended March 31, 2009. There was no cash used in or provided by investing activities for the three months ended March 31, 2008.

Cash Flows from Financing Activities

Net cash provided by financing activities was $112.1 million for the three months ended March 31, 2009 and consisted of the following:

Primary Public Offering and Payment of Offering and Other Costs and Expenses

•

Net primary offering proceeds of $131.7 million related to our ongoing initial public offering (excluding proceeds from our dividend reinvestment plan of $3.1 million and after payment of selling commissions, dealer manager fees and other organization and offering expenses of $15.4 million).

Debt Financings

•

Net proceeds from notes payable of $11.5 million related to (i) borrowings totaling $10.3 million related to the financing of the 350 E. Plumeria Building and (ii) loan draws of $1.2 million used to fund general cash management requirements.

•	Principal paydowns of notes payable of $28.5 million.

•	Payments of deferred financing costs related to the financing of real estate of $0.3 million.

Distributions Paid to Common Stockholders

•

We declared aggregate distributions of $6.1 million and paid net cash distributions of $2.3 million after giving effect to dividends reinvested by stockholders of $3.1 million for the three months ended March 31, 2009.

There was no cash used or provided by financing activities for the three months ended March 31, 2008.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2009, our liabilities totaled $283.0 million and consisted primarily of a long-term note payable and short-term mortgage loans and mezzanine debt. The long-term note payable is a $93.9 million mortgage loan with a fixed interest rate of 5.9%. Short-term notes payable consisted of $113.6 million of variable rate mortgage and mezzanine loans with a weighted-average interest rate of 4.1% and a $47.0 million mezzanine loan with a fixed interest rate of 6.8% at March 31, 2009.

Contractual Commitments and Contingencies

As discussed above, throughout 2008 and the first quarter of 2009, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to widen considerably and caused significant volatility in interest rates, including LIBOR. These circumstances have materially impacted the cost and availability of debt to borrowers. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio; however, given the current debt market environment, we may elect to forego the use of debt on some or all of our future real estate acquisitions. Management remains vigilant in monitoring the risks inherent in our portfolio and is taking actions to ensure that we are positioned to take advantage of the current conditions in the capital markets. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our ongoing initial public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing. As of March 31, 2009, our borrowings were approximately 37% of the cost of all our tangible assets (before depreciation or other noncash reserves).

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

The following is a summary of our contractual obligations as of March 31, 2009 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations (1) (2)	$254,460	$160,610	$-	$-	$93,850
Interest payments on outstanding debt obligations (2) (3)	$29,861	$6,196	$11,074	$11,074	$1,517

(1) Amounts include principal payments only.

(2) On April 3, 2009, we repaid in full the principal balance on the $47.0 million 300-600 Campus Drive Mezzanine Loan; however, amounts related to this loan are included in this table.

(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2009. We incurred interest expense of $3.2 million, excluding amortization of deferred financing costs totaling $0.4 million, during the three months ended March 31, 2009.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Our results of operations for the three months ended March 31, 2009 are not indicative of those expected in future periods as we broke escrow in our ongoing initial public offering on June 24, 2008 and commenced real estate operations on July 30, 2008 in connection with the acquisition of our first investment. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital and make future acquisitions, which would have a significant impact on our future results of operations. As of March 31, 2009, we owned three office properties, one office/flex property and two real estate loans receivable, one of which was acquired during the three months ended March 31, 2009. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the real estate loan receivable acquired during the three months ended March 31, 2009 for a full quarter and as a result of anticipated future acquisitions of real estate and real estate-related investments. During the three months ended March 31, 2008, we had been formed but had not yet commenced operations, as we had not yet begun our initial public offering. As a result, we had no material results of operations for that period.

Rental income from our four real estate properties totaled $10.9 million and tenant reimbursements totaled $2.3 million for the three months ended March 31, 2009. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest income from our real estate loans receivable, calculated using the interest method, was $3.2 million for the three months ended March 31, 2009. Interest income included $1.0 million in accretion of purchase price discounts, net of amortization of closing costs. We acquired one of our real estate loans receivable on February 11, 2009, and as a result, our operations do not reflect a full three months of interest from this real estate loan receivable. We expect that interest income will be higher in future periods as a result of owning the real estate loan receivable acquired during the three months ended March 31, 2009 for a full quarter and anticipated future acquisitions of real estate-related investments.

Other interest income for the three months ended March 31, 2009 was $0.2 million and consisted of interest earned on our deposit accounts. Other interest income in future periods will vary based on the level of cash on hand, which will depend in part on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds.

Property operating costs related to our four real estate properties were $3.1 million for the three months ended March 31, 2009. Real estate taxes and insurance were $1.0 million for the three months ended March 31, 2009. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Asset management fees with respect to our real estate and real estate-related investments totaled $1.0 million for the three months ended March 31, 2009. All asset management fees incurred as of March 31, 2009 have been paid. We expect asset management fees to increase in future periods as a result of owning the real estate loan receivable acquired during the three months ended March 31, 2009 for a full quarter and as a result of anticipated future acquisitions of real estate and real estate-related investments.

General and administrative expenses for the three months ended March 31, 2009 totaled $0.5 million. These general and administrative costs consisted primarily of insurance premiums, independent director fees and professional fees. We expect general and administrative costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

Depreciation and amortization expenses for the three months ended March 31, 2009 were $6.2 million. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

During the three months ended March 31, 2009, we incurred interest expense of $3.6 million including amortization of deferred financing costs of $0.4 million. As of March 31, 2009, we had $254.5 million in debt outstanding. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the cost of borrowings and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

For the three months ended March 31, 2009, we had net income of $1.2 million. Total revenues were $16.6 million while total expenses were $15.4 million.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf, provided that our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. Through March 31, 2009 our advisor, dealer manager, and their affiliates have incurred on our behalf organization and other offering costs of $6.0 million, of which $0.2 million was payable at March 31, 2009. These costs become a liability to us only to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us do not exceed 15% of the gross proceeds from our ongoing initial public offering. As of March 31, 2009, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through March 31, 2009, including shares issued through our dividend reinvestment plan, we had issued 46,561,659 shares in our ongoing initial public offering for gross offering proceeds of approximately $464.4 million and recorded organization and other offering costs of $7.3 million and selling commissions and dealer manager fees of $42.8 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net income (loss)	$1,205	$(21)
Add:
Depreciation of real estate assets	2,303	-
Amortization of lease-related costs	3,904	-

FFO	$7,412	$(21)

Set forth below is additional information related to certain noncash items included in net income (loss) above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Noncash Items Included in Net Income:

•	Revenues in excess of actual cash received as a result of straight-line rent of $0.5 million for the three months ended March 31, 2009;

•	Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of approximately $1.4 million for the three months ended March 31, 2009;

•	Interest income from the accretion of discounts on real estate loans receivable, net of amortization of closing costs, of $1.0 million for the three months ended March 31, 2009; and

•	Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.4 million for the three months ended March 31, 2009.

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions

During our offering stage, when we may raise capital in our ongoing initial public offering more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. For the three months ended March 31, 2009, we paid aggregate distributions of $5.4 million, including $2.3 million of distributions paid in cash and $3.1 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2009 was $7.4 million and our cash flow from operations was $3.4 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $3.4 million of current period operating cash flows, $0.8 million of operating cash reserves from prior periods and $1.2 million of debt financing. See the reconciliation of FFO to net income (loss) above.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Results of Operations”, herein, and the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC and the risks identified in Part II, Item 1A of this quarterly report. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations or loans receivable; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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

Real Estate

Depreciation and Amortization

We have to make subjective assessments as to the useful lives of our depreciable assets. These assessments have a direct impact on our net income, because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of these investments. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to a tenant’s space are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Real Estate Acquisition Valuation

Prior to January 1, 2009 real estate, consisting of land, buildings and improvements, was recorded at cost. We allocated the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities based on their estimated fair values in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. On January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R expands the definition of a business combination and requires the acquirer to measure all assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense. During the three months ended March 31, 2009, we did not acquire any assets that were within the scope of SFAS 141R and did not expense any acquisition costs in accordance with SFAS 141R.

We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

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

We also measure the aggregate value of other intangible assets related to acquired in-place leases, including tenant origination and absorption costs and customer relationship intangibles.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases, including leasing commissions and legal and other related expenses, to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

We estimate the value of customer relationship intangible values, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We amortize the value of in-place leases to depreciation and amortization expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building.

Upon termination of a lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with the vacating tenant’s lease would be charged to expense in that period.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses on our real estate and related intangible assets and liabilities during the three months ended March 31, 2009.

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

Real Estate Loans Receivable

Our real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15 (“SFAS 114”), and SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.

As of March 31, 2009, we did not have a loan loss reserve and we recorded no impairment losses related to our real estate loans receivable during the three months ended March 31, 2009. However, in the future, especially given the current market instability, we may experience a loss from our investments in loans receivable requiring us to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through a charge to “Provision for loan losses” on our consolidated statements of operations and is decreased by charge-offs when losses are confirmed. The reserve for loan losses includes a portfolio-based component and an asset-specific component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired and measured pursuant to SFAS 114. In accordance with SFAS 114, we consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan.

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will recognize a loss and the amount of the loss can be reasonably estimated in accordance with SFAS 5. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, our management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors allows the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.

We may purchase real estate loans at a discount to face value where at the acquisition date we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on our assessment of the credit quality of the borrower. We will consider such real estate loans to be impaired when it becomes probable, based on current information, that we will be unable to collect all amounts we estimated would be collected at the time of acquisition. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral.

We will record real estate loans held for sale at the lower of amortized cost or fair value. We will determine the fair value of loans held for sale by using current secondary market information for loans with similar terms and credit quality. If fair value is lower than the amortized cost basis of the loan, we will record a valuation allowance and a provision for loan losses to write the loan down to fair value.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Revenue Recognition

We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases and we record amounts expected to be received in later years as deferred rent. During the three months ended March 31, 2009, we recognized $0.5 million of deferred rent. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

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

Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reserve the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

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

Other interest income includes interest earned on our cash and cash equivalents and is recognized as it is earned.

Income Taxes

We intend to elect to be taxed as a REIT under the Code for the taxable year ended December 31, 2008 upon filing our 2008 tax return in September 2009. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.

We adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), upon our inception on July 12, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements, nor have we or our subsidiaries been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax years ending December 31, 2008 and 2007. As of March 31, 2009, our return for the calendar year 2007 remains subject to examination by major tax jurisdictions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events

Status of Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on April 22, 2008. As of May 7, 2009, we had sold 54,215,782 shares of common stock in the primary offering for gross offering proceeds of $541.1 million and 671,421 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $6.4 million.

Distributions Declared

On March 25, 2009, our board of directors declared distributions based on daily record dates for the period from April 1, 2009 through April 30, 2009, which we expect to pay in May 2009, and distributions based on daily record dates for the period from May 1, 2009 through May 31, 2009, which we expect to pay in June 2009. On May 8, 2009, our board of directors declared distributions based on daily record dates for the period from June 1, 2009 through June 30, 2009, which we expect to pay in July 2009, and distributions based on daily record dates for the period from July 1, 2009 through July 31, 2009, which we expect to pay in August 2009. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Amended and Restated Share Redemption Program

On May 8, 2009, our board of directors approved an amended and restated share redemption program. The terms of the amended and restated share redemption program are identical to the prior program except that the amended and restated share redemption program provides that:

•

Redemptions sought upon a stockholder’s “determination of incompetence” are treated the same as redemptions sought upon a stockholder’s death or qualifying disability. In order for a determination of incompetence or incapacitation to entitle a stockholder to the special redemption terms, a state or federal court located in the United States must declare, determine or find the stockholder to be (i) mentally incompetent to enter into a contract, to prepare a will or to make medical decisions or (ii) mentally incapacitated. In both cases such determination must be made by the court after the date the stockholder acquired the shares to be redeemed. A determination of incompetence or incapacitation by any other person or entity, or for any purpose other than those listed above, will not entitle a stockholder to the special redemption terms. Redemption requests following a “determination of incompetence” must be accompanied by the court order, determination or certificate declaring the stockholder incompetent or incapacitated.

•

We may provide notice of any amendment, suspension or termination of the share redemption program by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders.

The amended and restated share redemption program will become effective on June 12, 2009. The share redemption program plan document is filed as an exhibit to this Quarterly Report, which is available at the SEC’s website at http://www.sec.gov.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk. We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. We do not enter into derivative or interest rate transactions for speculative purposes.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates would have a significant impact on our fixed rate instruments.

At March 31, 2009, we were exposed to market risks related to fluctuations in interest rates on $113.6 million of variable rate debt outstanding. If the weighted-average interest rate on our variable rate debt outstanding at March 31, 2009 were 100 basis points higher or lower during the 12 months ended March 31, 2010, our interest expense would be increased or decreased by approximately $1.1 million.

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

The following risks should be read together with the risk factors disclosed under Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

If funds are not available from the dividend reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under the share redemption program.

We depend on the proceeds from our dividend reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; the repayment of debt; and the repurchase of shares under our share redemption program. We cannot predict with any certainty how much, if any, dividend reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under the share redemption program.

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

As of March 31, 2009, we had sold 46,034,262 shares of common stock in the primary offering for gross offering proceeds of $459.4 million and 527,397 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $5.0 million. As of March 31, 2009, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$42,798	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Other organization and offering costs	7,266	Actual

Total expenses	$50,064

PART II.   OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

From the commencement of our ongoing initial public offering through March 31, 2009, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $414.3 million, including net offering proceeds from our dividend reinvestment plan of $5.0 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of March 31, 2009, we have used the net proceeds from our ongoing primary public offering and debt financing to purchase $563.0 million in real estate and real estate-related investments, including $10.8 million of acquisition and origination fees and expenses.

c)	During the period covered by this Form 10-Q, we did not repurchase any of our securities pursuant to our share redemption program, and no shares had been tendered for redemption.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the first quarter of 2009.

Item 5.	Other Information

None.

PART II.   OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus dated April 30, 2009, Commission File No. 333-146341

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.3	Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus dated April 30, 2009, Commission File No. 333-146341

4.4	Amended and Restated Share Redemption Program

4.5	Amended and Restated Escrow Agreement, dated June 2, 2008 by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Markets Group LLC and First Republic Trust Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

10.1	Assignment and Assumption Agreement (related to the acquisition of the One Liberty Plaza Notes) by and between Goldman Sachs Mortgage Company and KBS Debt Holdings II X, LLC, dated as of February 11, 2009, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.2	Amended, Restated and Consolidated Note A-2-B-2-B (related to the acquisition of the One Liberty Plaza Notes) between BROOKFIELD PROPERTIES OLP CO. LLC (f/k/a BFP ONE LIBERTY PLAZA CO. LLC) and Goldman Sachs Mortgage Company, dated as of August 8, 2007, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.3	Amended, Restated and Consolidated Note A-2-B-2-C (related to the acquisition of the One Liberty Plaza Notes) between BROOKFIELD PROPERTIES OLP CO. LLC (f/k/a BFP ONE LIBERTY PLAZA CO. LLC) and Goldman Sachs Mortgage Company, dated as of August 8, 2007, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

PART II.   OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Ex.	Description

10.4	Intercreditor and Servicing Agreement (related to the acquisition of the One Liberty Plaza Notes) by and between Goldman Sachs Mortgage Company and itself as A-1 Lender and A-2 Lender, dated as of October 1, 2007, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.5	Loan Agreement (related to the acquisition of the One Liberty Plaza Notes) between GOLDMAN SACHS COMMERCIAL MORTGAGE CAPITAL, L.P. and BFP ONE LIBERTY PLAZACO. LLC, dated as of August 8, 2007, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.6	Amended and Restated Promissory Note Secured by Mortgage (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) by KBSII 100-200 CAMPUS DRIVE, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated as of March 11, 2009, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.7	Modification Agreement (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) by and between KBSII 100-200 CAMPUS DRIVE, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated as of March 11, 2009, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 13, 2009	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date: May 13, 2009	By:	/s/ David E. Snyder
David E. Snyder
Chief Financial Officer