Form 10-Q
period 2009-06-30
KBS Real Estate Investment Trust II, Inc.
filed 2009-08-14
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009, there were 71,695,557 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

FORM 10-Q

June 30, 2009

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Real estate:
Land	$35,307	$35,307
Buildings and improvements	380,531	379,076
Tenant origination and absorption costs	46,182	46,396

Total real estate, at cost	462,020	460,779
Less accumulated depreciation and amortization	(18,547)	(6,436)

Total real estate, net	443,473	454,343

Real estate loans receivable, net	127,920	58,152

Total real estate and real estate-related investments, net	571,393	512,495
Cash and cash equivalents	226,089	56,609
Rents and other receivables, net	3,150	2,250
Above-market leases, net	218	248
Deferred financing costs, prepaid expenses and other assets	2,038	1,260

Total assets	$802,888	$572,862

Liabilities and stockholders’ equity
Notes payable	$207,460	$271,446
Accounts payable and accrued liabilities	4,445	3,253
Due to affiliates	174	413
Distributions payable	3,361	1,621
Below-market leases, net	19,576	22,364
Other liabilities	1,691	1,460

Total liabilities	236,707	300,557

Commitments and contingencies (Note 10)
Redeemable common stock	9,201	1,921
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,000,000,000 shares authorized, 65,479,670 and 31,515,364 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	655	315
Additional paid-in capital	574,057	277,592
Cumulative distributions and net losses	(17,732)	(7,523)

Total stockholders’ equity	556,980	270,384

Total liabilities and stockholders’ equity	$802,888	$572,862

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:

Rental income	$10,923	$-	$21,808	$-

Tenant reimbursements	2,032	-	4,330	-

Interest income from real estate loans receivable	4,466	-	7,691	-

Other operating income	15	-	15	-

Other interest income	221	1	374	5

Total revenues	17,657	1	34,218	5

Expenses:

Operating, maintenance, and management	2,393	-	5,525	-

Real estate taxes and insurance	956	-	1,913	-

Asset management fees to affiliate	1,054	-	2,039	-

General and administrative expenses	463	105	973	131

Depreciation and amortization	6,145	-	12,352	-

Interest expense	2,783	-	6,348	-

Total expenses	13,794	105	29,150	131

Net income (loss)	3,863	(104)	5,068	(126)

Net income (loss) per common share, basic and diluted	$0.07	$(1.64)	$0.11	$(3.01)

Weighted-average number of common shares outstanding, basic and diluted	56,528,061	63,439	47,408,456	41,719

Distributions declared per common share	$0.162	$-	$0.322	$-

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2008 and Six Months Ended June 30, 2009 (unaudited)

(dollars in thousands)

				Cumulative	Total
	Common Stock		Additional	Distributions and	Stockholders’
	Shares	Amounts	Paid-in Capital	Net Income (Loss)	Equity
Balance, December 31, 2007	20,000	$1	$199	$-	$200
Issuance of common stock	31,495,364	314	313,903	-	314,217
Additions to redeemable common stock	-	-	(1,921)	-	(1,921)
Distributions declared	-	-	-	(4,941)	(4,941)
Commissions on stock sales and related dealer manager fees	-	-	(29,084)	-	(29,084)
Other offering costs	-	-	(5,505)	-	(5,505)
Net loss	-	-	-	(2,582)	(2,582)

Balance, December 31, 2008	31,515,364	315	277,592	(7,523)	270,384
Issuance of common stock	34,011,362	340	338,539	-	338,879
Repurchases of common stock	(47,056)	-	(458)	-	(458)
Additions to redeemable common stock	-	-	(7,280)	-	(7,280)
Distributions declared	-	-	-	(15,277)	(15,277)
Commissions on stock sales and related dealer manager fees	-	-	(30,708)	-	(30,708)
Other offering costs	-	-	(3,628)	-	(3,628)
Net income	-	-	-	5,068	5,068

Balance, June 30, 2009	65,479,670	$655	$574,057	$(17,732)	$556,980

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$5,068	$(126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,352	-
Noncash interest income on real estate loans receivable	(2,302)	-
Deferred rent	(1,048)	-
Bad debt expense	9	-
Amortization of above- and below-market leases, net	(2,758)	-
Amortization of deferred financing costs	682	-
Changes in operating assets and liabilities:
Rents and other receivables	139	-
Prepaid expenses and other assets	(956)	(75)
Accounts payable and accrued liabilities	305	77
Due to affiliates	-	127
Other liabilities	108	-

Net cash provided by operating activities	11,599	3

Cash Flows from Investing Activities:
Additions to real estate	(999)	-
Investment in real estate loan receivable	(67,611)	-

Net cash used in investing activities	(68,610)	-

Cash Flows from Financing Activities:
Proceeds from notes payable	11,540	-
Principal payments on notes payable	(75,526)	-
Payments of deferred financing costs	(513)	-
Proceeds from issuance of common stock	331,141	5,919
Payments to redeem common stock	(335)	-
Payments of commissions on stock sales and related dealer manager fees	(30,708)	(462)
Payments of other offering costs	(3,309)	-
Distributions paid to common stockholders	(5,799)	-

Net cash provided by financing activities	226,491	5,457

Net increase in cash and cash equivalents	169,480	5,460
Cash and cash equivalents, beginning of period	56,609	200

Cash and cash equivalents, end of period	$226,089	$5,660

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,885	$-

Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$1,740	$-

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$7,738	$-

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

The Company intends to invest in a diverse portfolio of real estate and real estate-related investments. As of June 30, 2009, the Company owned four real estate properties (consisting of three office properties and one office/flex property) and two real estate loans.

Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor on May 21, 2009 (the “Advisory Agreement”). The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.

On September 27, 2007, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 200,000,000 shares were registered in the Company’s primary offering and 80,000,000 shares were registered under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on April 22, 2008.

The Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement the Company entered into on April 22, 2008 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related investments.

As of June 30, 2009, the Company had sold 65,506,726 shares of common stock for gross offering proceeds of $653.1 million, including 1,016,794 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $9.7 million. Also as of June 30, 2009, the Company had repurchased 47,056 of the shares sold in the Offering for $0.5 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Real Estate

Real Estate Acquisition Valuation

Prior to January 1, 2009, acquisitions of real estate, consisting of land, buildings and improvements, were recorded at cost. The Company allocated the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) based on their estimated fair values in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations while expanding the definition of a business combination and requires the acquirer to measure all assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense. During the six months ended June 30, 2009, the Company did not acquire any assets that were within the scope of SFAS 141R and did not expense any acquisition costs in accordance with SFAS 141R.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses related to real estate and related intangible assets and liabilities recorded by the Company during the six months ended June 30, 2009.

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

As of June 30, 2009, there was no loan loss reserve and there were no impairment losses related to the real estate loans receivable recorded by the Company during the six months ended June 30, 2009. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through a charge to “Provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio-based component and an asset-specific component.

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

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will recognize a loss and the amount of the loss can be reasonably estimated in accordance with SFAS 5. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of June 30, 2009 and December 31, 2008, the Company’s deferred financing costs were $0.4 million and $0.5 million, respectively, net of amortization.

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). The Company measures fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments. SFAS 157 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework required for the valuation of financial investments uses a three-tiered approach. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require significant adjustment by the Company to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources in accordance with FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP SFAS 157-4”).

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), to require public companies to comply with the disclosure requirements in SFAS 107 related to the fair value of financial instruments in interim financial statements. The Company adopted FSP SFAS 107-1 and APB 28-1 during the three months ended June 30, 2009. Prior to the issuance of FSP SFAS 107-1 and APB 28-1, these disclosures were only required in annual financial statements. SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the Company’s financial statements, for which it is practicable to estimate that value.

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined under the share redemption program) or “determination of incompetence” (as defined under the share redemption program), the Company may not redeem shares until the stockholder has held his or her shares for one year.

•

The share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

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

June 30, 2009

(unaudited)

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

•

Notwithstanding the above, until the Company establishes an estimated value per share, the redemption price for shares being redeemed upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will be the amount paid to acquire the shares from the Company.

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

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock (“ASR 268”), since the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could repurchase with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, ASR 268 states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the current year and prior year dividend reinvestment plan are considered to be temporary equity under ASR 268 and presented as redeemable common stock in the accompanying consolidated balance sheets.

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

The Company limits the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2009, the Company redeemed $0.5 million of common stock. As of June 30, 2009, there were 12,360 shares related to June redemption requests processed in July 2009. The redemption of these shares totaled $0.1 million and was reclassified from redeemable common stock to other liabilities in the consolidated balance sheets as of June 30, 2009.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Related Party Transactions

Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and other services (including, but not limited to, the disposition of investments), as well as to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement.

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three and six months ended June 30, 2009.

Selling Commissions and Dealer Manager Fees

The Company pays the Dealer Manager up to 6% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid on shares issued through the dividend reinvestment plan. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager may increase the reallowance.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Other offering costs include all expenses to be incurred by the Company in connection with the Offering. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Offering. As of June 30, 2009, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through June 30, 2009, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 65,506,726 shares in the Offering for gross offering proceeds of $653.1 million and recorded organization and other offering costs of $9.1 million and selling commissions and dealer manager fees of $59.8 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Acquisition and Origination Fees

The Company pays the Advisor an acquisition fee equal to 0.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company pays an origination fee equal to 1.0% of the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of these loans. The Company does not pay an acquisition fee with respect to such loans.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Asset Management Fee

With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, inclusive of expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, as of the time of calculation.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases and records amounts expected to be received in later years as deferred rent. During the six months ended June 30, 2009, the Company recognized deferred rent from tenants of $1.0 million. As of June 30, 2009 and December 31, 2008, the cumulative deferred rent balance was $1.6 million and $0.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in lower earnings. During the six months ended June 30, 2009, the Company recorded bad debt expense related to its tenant receivables of $9,000. The Company did not record any bad debt expense related to its deferred rent receivables.

Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reverse the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

Other interest income includes interest earned on the Company’s cash and cash equivalents and is recognized as it is earned.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

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

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2009 and 2008, respectively.

Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2009 and is based on daily record dates for distributions for the period of $0.00178082 per share per day. Each day during the period from January 1, 2009 through June 30, 2009 was a record date for distributions. No day during the period from January 1, 2008 through June 30, 2008 was a record date for distributions.

Industry Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their financial statements. The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 9, “Segment Information.”

Recently Issued Accounting Standards

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This SFAS also requires public entities to evaluate subsequent events through the date that the financial statements are issued. SFAS 165 is effective for interim reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation 46R (“SFAS 167”). SFAS 167 requires enterprises to perform a more qualitative approach to determining whether or not a variable interest entity will need to be consolidated on a quarterly basis. This evaluation will be based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. SFAS 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before SFAS 167, FIN 46R required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. SFAS 167 eliminates the exception under FIN 46R that a troubled debt restructuring as defined in paragraph two of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity. SFAS 167 is effective for interim periods and fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company is currently evaluating the impact of SFAS 167 on its consolidated financial position and results of operations. The adoption of SFAS 167 is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following the issuance of SFAS 168, the FASB will not issue new standards in the form of Statements, FSPs, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS 168 supersedes and replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The adoption of SFAS 168 is not expected to have a significant impact on the Company’s financial statements.

3.	REAL ESTATE

As of June 30, 2009, the Company’s real estate portfolio was composed of three office properties and one office/flex property encompassing approximately 1.4 million rentable square feet and was 99% leased. The following table provides summary information regarding the properties owned by the Company as of June 30, 2009 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Mountain View Corporate Center	07/30/2008	Basking Ridge	NJ	Office	$31,002	$(1,495)	$29,507

Campus Drive Buildings
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	198,947	(9,670)	189,277
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	195,956	(6,775)	189,181

Total Campus Drive Buildings					394,903	(16,445)	378,458

350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,115	(607)	35,508

					$462,020	$(18,547)	$443,473

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2009, the leases have remaining terms of up to 10.0 years with a weighted-average remaining term of 5.0 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.7 million and $0.6 million as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

July 1, 2009 through December 31, 2009	$18,249
2010	34,426
2011	30,390
2012	28,063
2013	25,098
Thereafter	55,781

$192,007

As of June 30, 2009, the Company’s highest tenant industry concentrations were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Manufacturing	3	$9,549	24.9%
Finance	8	6,976	18.2%
Legal Services	3	6,442	16.8%
Other Professional Services	7	6,031	15.8%
Accounting Services	2	4,578	12.0%

		$33,576	87.7%

____________________

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

No other tenant industries accounted for more than 10% of annualized based rent. No material tenant credit issues have been identified at this time. As of June 30, 2009, the Company had an allowance for doubtful tenant accounts receivable of $28,000.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

    As of June 30, 2009, the Company had a concentration of credit risk related to the following two tenant leases that represent more than 10% of the Company’s annualized base rent:

			Net Rentable Sq. Ft.		Annualized Base Rent Statistics			Lease Expirations (2)
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Feet
BASF Americas Corporation	100 & 200 Campus Drive Buildings	Manufacturing	199,024	14.2%	$6,415	16.8%	$32.23	11/30/2016
PricewaterhouseCoopers LLP	300-600 Campus Drive Buildings	Accounting Services	195,499	14.0%	4,338	11.3%	22.19	09/30/2015

			394,523	28.2%	$10,753	28.1%	$27.26

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

(2) Represents the expiration date of the lease at June 30, 2009 and does not take into account any tenant renewal options.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

    As of June 30, 2009 and December 31, 2008, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Cost	$46,182	$46,396	$273	$273	$23,818	$23,835
Accumulated Amortization	(8,488)	(3,043)	(55)	(25)	(4,242)	(1,471)

Net Amount	$37,694	$43,353	$218	$248	$19,576	$22,364

    Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2009 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Amortization	$(2,795)	$(5,659)	$(15)	$(30)	$1,392	$2,788

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE

    As of June 30, 2009 and December 31, 2008, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2009 (1)	Book Value as of June 30, 2009 (2)	Book Value as of December 31, 2008 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (3)
Northern Trust Building A-Note
San Diego, California	12/31/2008	Office	A-Note	$94,500	$59,297	$58,152	5.60%	12.9%	10/01/2017

One Liberty Plaza Notes (4)
New York, New York	02/11/2009	Office	Mortgage	115,000	68,623	-	6.14%	14.8%	08/06/2017

				$209,500	$127,920	$58,152

(1) Outstanding principal balance as of June 30, 2009 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.

(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2009, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are for the six months ended June 30, 2009. Maturity dates are as of June 30, 2009.

(4) Monthly installments on the One Liberty Plaza Notes are interest only until August 2011. For the final six years on the notes, principal on the loan amortizes on a 30-year amortization schedule, with the remaining principal balance due at maturity.

    The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2009 (in thousands):

Real estate loan receivable - December 31, 2008	$58,152

Face value of real estate loan receivable acquired	115,000

Discount on purchase of real estate loan receivable	(48,300)

Accretion of discounts on purchased real estate loans receivable	2,344

Closing costs on purchase of real estate loan receivable	766

Amortization of closing costs on purchased real estate loans receivable	(42)

Real estate loans receivable - June 30, 2009	$127,920

    For the three and six months ended June 30, 2009, interest income from real estate loans receivable consists of the following (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Contractual interest income	$3,124	$5,389

Accretion of purchase discounts	1,366	2,344

Amortization of closing costs on purchases	(24)	(42)

Interest income from real estate loans receivable	$4,466	$7,691

    As of June 30, 2009 and December 31, 2008, interest receivable from real estate loans receivable was $0.9 million and $0.5 million, respectively, and included in rents and other receivables.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

6.	NOTES PAYABLE

As of June 30, 2009 and December 31, 2008, the Company’s notes payable, all of which are interest-only loans during the terms of the loans with principal payable upon maturity, consist of the following (dollars in thousands):

	Principal as of June 30, 2009	Principal as of December 31, 2008	Average Interest Rate (1)	Contractual Interest Rate as of June 30, 2009 (1)	Maturity Date (2)

Mountain View Corporate Center Mortgage Loan (3)	$-	$12,270	(3)	(3)	(3)

Portfolio Mortgage Loan (4)	23,810	-	4.10%	LIBOR + 2.75% (5)	07/30/2009

Campus Drive Buildings

100 & 200 Campus Drive Buildings

100 & 200 Campus Drive Mortgage Loan	89,800	89,800	4.07%	One-month LIBOR + 3.75%	09/09/2009

100 & 200 Campus Drive Mezzanine Loan (6)	-	28,526	(6)	(6)	(6)

Total 100 & 200 Campus Drive Buildings	89,800	118,326

300-600 Campus Drive Buildings

300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.90%	04/10/2014

300-600 Campus Drive Mezzanine Loan (6)	-	47,000	(6)	(6)	(6)

Total 300-600 Campus Drive Buildings	93,850	140,850

	$207,460	$271,446

(1) Average interest rates are calculated as the actual interest expense incurred in 2009 (consisting of contractual interest, the effect of interest rate floors and excluding the amortization of deferred financing costs), divided by the average outstanding principal balance under the loan. However, if the loan was refinanced or modified during the year, the average interest rate is calculated based on actual interest incurred from the effective date of the refinancing or modification to June 30, 2009. Contractual interest rate as of June 30, 2009 represents the interest rate in effect under the loan as of June 30, 2009.

(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2009; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) During the six months ended June 30, 2009, the Company modified the terms of the loan. As part of the modification, the loan is cross-defaulted and cross-collateralized with another property. See footnote (4) below.

(4) Represents a portfolio of two separate loans. The individual deeds of trust and mortgages on the respective properties securing the loans are cross-defaulted and this in effect creates cross-collateralization of the properties.

(5) The interest rate under this loan is calculated at a variable rate of 275 basis points over one-month or three-month LIBOR at the Company’s election, but at no point shall the interest rate be less than 4.10%.

(6) During the six months ended June 30, 2009, the Company repaid in full the principal and accrued interest on this loan.

During the three and six months ended June 30, 2009, the Company incurred $2.8 million and $6.3 million, respectively, of interest expense. Of this amount, $0.7 million was payable as of June 30, 2009. Included in interest expense for the three and six months ended June 30, 2009 was $0.3 million and $0.7 million, respectively, of amortization of deferred financing costs.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The following is a schedule of maturities for all notes payable outstanding as of June 30, 2009 (in thousands):

July 1, 2009 through December 31, 2009	$113,610
2010	-
2011	-
2012	-
2013	-
Thereafter	93,850

$207,460

Recent Financing Transactions

100 & 200 Campus Drive Mortgage Loan Extension

On June 12, 2009, the Company entered an agreement, effective as of June 10, 2009, with Wells Fargo Bank, National Association to extend the maturity date of the 100 & 200 Campus Drive Mortgage Loan to September 9, 2009. During the extension period, the interest rate under this loan will be calculated at a variable rate of 375 basis points over one-month LIBOR, as reset daily, with the option to request a fixed rate equal to 375 basis points over one-month LIBOR by entering into a one-month LIBOR contract. On July 10, 2009, the Company made an $84.8 million principal payment on this loan to reduce the outstanding principal balance to $5.0 million.

Portfolio Mortgage Loan Modification

The Company entered into a loan modification agreement, effective July 30, 2009, to extend the maturity date of the Portfolio Mortgage Loan to January 30, 2010. As a condition of the extension, the interest rate on the loan will increase to a variable rate of 375 basis points over one-month LIBOR, as reset daily, with the option to request a fixed rate equal to 375 basis points over one-month LIBOR by entering into a one-month LIBOR contract; provided, at no point shall the interest rate be less than 4.1%.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. See Note 2, “Summary of Significant Accounting Policies.” The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances reasonably approximate their fair values due to the short maturities of these items.

Real estate loans receivable: These instruments are presented in the accompanying consolidated balance sheets at the amortized cost net of loan loss reserves recorded under SFAS 114 and SFAS 5 and not at fair value. The fair values were estimated using a discounted cash flow analysis based on estimated yield requirements of institutional purchasers for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements.

Notes Payable: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The following are the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008:

	June 30, 2009 (in thousands)			December 31, 2008 (in thousands)
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$209,500	$127,920	$150,692	$94,500	$58,152	$58,152
Financial liabilities:
Notes payable	207,460	207,460	200,521	271,446	271,446	265,928

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at June 30, 2009. Prices of financial instruments have been fluctuating significantly in response to the continuing deterioration and uncertainty of the credits markets. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

8.	RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate and real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2009 and 2008, and any related amounts payable as of June 30, 2009 and December 31, 2008 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2009	2008	2009	2008	2009	2008
Expensed
Asset management fees (1)	$1,054	$-	$2,039	$-	$-	$-
Reimbursement of operating expenses	-	15	-	127	-	-

Additional Paid-in Capital
Selling commissions	10,549	422	19,114	422	-	-
Dealer manager fees	6,445	252	11,594	252	-	-
Reimbursable other offering costs	658	405	1,310	405	174	268

Capitalized
Acquisition and origination fees	-	-	668	-	-	145

	$18,706	$1,094	$34,725	$1,206	$174	$413

(1) See Note 2, “Summary of Significant Accounting Polices — Related Party Transactions — Asset Management Fee.”

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

9.	SEGMENT INFORMATION

The Company presently operates in two business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in office and office/flex properties. Under the real estate-related segment, the Company has invested in a mortgage loan and an A-Note. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies”.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2009 (there were no segment operations for the same period in 2008) and total assets and total liabilities for each reportable segment as of June 30, 2009 and December 31, 2008 (in thousands):

	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Revenues:
Real estate segment	$12,976	$26,166
Real estate-related segment	4,466	7,691

Total segment revenues	17,442	33,857
Corporate-level	215	361

Total revenues	$17,657	$34,218

Interest Expense:
Real estate segment	$2,740	$6,269
Real estate-related segment	-	-

Total segment interest expense	2,740	6,269
Corporate-level	43	79

Total interest expense	$2,783	$6,348

NOI:
Real estate segment	$6,074	$10,842
Real estate-related segment	4,225	7,269

Total NOI	$10,299	$18,111

	As of June 30, 2009	As of December 31, 2008
Assets:
Real estate segment	$450,188	$461,043
Real estate-related segment	128,855	58,608

Total segment assets	579,043	519,651
Corporate-level (1)	223,845	53,211

Total assets	$802,888	$572,862

Liabilities:
Real estate segment	$231,913	$298,184
Real estate-related segment	2	4

Total segment liabilities	231,915	298,188
Corporate-level (2)	4,792	2,369

Total liabilities	$236,707	$300,557

____________________

(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $223.7 million and $53.2 million as of June 30, 2009 and December 31, 2008, respectively.

(2) As of June 30, 2009 and December 31, 2008, corporate-level liabilities consisted primarily of distributions payable.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and six months ended June 30, 2009 (in thousands):

	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Net income	$3,863	$5,068
Corporate-level interest income	(215)	(361)
General and administrative expenses	463	973
Depreciation and amortization	6,145	12,352
Corporate-level interest expense	43	79

NOI	$10,299	$18,111

10.	COMMITMENTS AND CONTINGENCIES

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

Concentration of Credit Risk

The Company has two investments in real estate loans receivable, the Northern Trust Building A-Note and the One Liberty Plaza Notes, that, as of and for the six months ended June 30, 2009, comprised 7% and 9% of the Company’s total assets, respectively, and each provided 11% of the Company’s revenues, respectively. The borrowers under these loans depend on the cash flows generated by the properties securing these loans to cover the borrower’s periodic debt service obligations. To the extent that these properties do not provide sufficient cash flows to cover debt service obligations, the borrowers would rely on their sponsors to fund the remaining debt service obligations. If the borrowers’ sponsors were to experience a substantial deterioration in financial condition and no longer possessed the ability or intent to fund the borrowers’ debt service shortfalls, the borrowers might default on the loans. Under such a scenario, the Company may incur losses to the extent that the value of the collateral is less than its recorded basis in the note. The Company believes the sponsors of the borrowers under these loans are sufficiently capitalized to fund any of the borrowers’ debt service shortfalls.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2009.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

11.	SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued in accordance with SFAS 165. The accompanying consolidated financial statements were issued on August 14, 2009.

Status of the Offering

The Company commenced its Offering on April 22, 2008. As of August 10, 2009, the Company had sold 71,736,220 shares of common stock in the Offering for gross offering proceeds of $715.1 million, including 1,214,530 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $11.5 million.

Distributions Paid

On July 15, 2009, the Company paid distributions of $3.4 million, which related to distributions declared for each day in the period from June 1, 2009 through June 30, 2009.

Distributions Declared

On July 14, 2009, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2009 through August 31, 2009, which the Company expects to pay in September 2009. On August 10, 2009, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2009 through September 30, 2009, which the Company expects to pay in October 2009, and distributions based on daily record dates for the period October 1, 2009 through October 31, 2009, which the Company expects to pay in November 2009. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

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

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

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

•

Ongoing credit market disruptions have caused the spreads on prospective debt financing to increase. This could cause the costs and terms of new financings to be less attractive than the terms of our current indebtedness and increase the cost of our variable rate debt. In addition, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or dispose of some of our assets.

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

•

We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program, the funding of capital expenditures on our real estate investments, or the repayment of debt. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) and the risks identified under Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

Overview

We are a recently organized Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that ended December 31, 2008 upon filing our 2008 tax return in September 2009. On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares are being offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on April 22, 2008 and we broke escrow in our ongoing initial public offering on June 24, 2008. We expect to sell the 200,000,000 shares offered in our primary offering over a two-year period. If we have not sold all of the shares within two years, we may continue the offering beyond that date. As of June 30, 2009, we had sold 65,506,726 shares of common stock for gross offering proceeds of $653.1 million, including 1,016,794 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $9.7 million. Also as of June 30, 2009, we had recorded aggregate repurchases of 47,056 shares sold in our offering for $0.5 million.

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

Market Outlook - Real Estate and Real Estate Finance Markets

During 2008 and 2009, significant and widespread concerns about credit risk and access to capital have been present in the global capital markets. Both the national and most global economies have experienced substantially increased unemployment and a downturn in economic activity. In addition, the failure or near failure of several large financial institutions early in this period and the continued failures of smaller financial institutions and businesses, together with government interventions in the financial system, including interventions in bankruptcy proceedings and restrictions on businesses, have led to increased market uncertainty and volatility. Despite certain recent positive economic indicators and improved stock market performance, the aforementioned conditions, combined with stagnant business activity and low consumer confidence, have resulted in an unprecedented global recession and continue to contribute to a challenging macro-economic environment that may interfere with the implementation of our business strategy or force us to modify it.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also been experiencing deteriorating fundamentals across all major property types and most geographic markets. Tenant defaults are on the rise, while demand for commercial real estate space is contracting. It is expected that this will create a highly competitive leasing environment that should result in downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and principal losses, in particular for subordinate securitized debt instruments.

From a financing perspective, the severe dislocations and liquidity disruptions in the credit markets have impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, has become inactive and has left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards considerably, while simultaneously generally limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage and mitigate the risk of overconcentration in certain borrowers.

Currently, benchmark interest rates, such as LIBOR, are at historic lows, allowing some borrowers with variable rate real estate loans to continue making debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. These low rates have benefitted borrowers with floating rate debt who have experienced lower revenues due to decreased occupancy or lower rental rates. Low short-term rates have allowed them to meet their debt obligations but the borrowers would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers will find it increasingly difficult to refinance these loans in the current underwriting environment.

Additionally, overall transaction volume for real estate acquisitions has declined dramatically across all property types. Lack of available credit and poor investor confidence have translated into generally declining real estate values and a corresponding rise in required investment yields and capitalization rates. Although many owners of real estate prefer not to be sellers in a declining market, the tight credit conditions and increased refinancing risk may force an increasing number of real property owners into distressed sales, or to otherwise consider liquidating their holdings in an effort to enhance liquidity on their own balance sheet. Those owners of real estate who are willing sellers in this market often are asking for prices that are not realistic given the operations of the property and the expected returns of investors and lenders alike, creating a wide bid-ask spread. Following a prolonged period of inactivity, some transactions have been closed over the last few months; however, the volume is well below that seen just a year ago.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate Investments

These market conditions have and will likely continue to have a significant impact our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates may not remain at these historically low levels for the life of many of our investments.

Impact on Our Real Estate-Related Investments

Our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments have been impacted to some degree by the same factors impacting our real estate investments.

As of June 30, 2009, we had real estate-related investments with a principal value of $209.5 million and a carrying value of $127.9 million, all of which are fixed rate and mature in 2017.

Impact on Our Financing Activities

In light of the risks associated with projected declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms on our existing indebtedness. As of June 30, 2009, we had debt obligations in the aggregate principal amount of $207.5 million. Short-term loans representing $113.6 million of this debt mature within the next year, of which $84.8 million was repaid on July 10, 2009, and a long-term loan representing the remaining $93.9 million of this debt matures in 2014. We have a total of $93.9 million of fixed rate debt and $113.6 million of variable rate notes payable. We intend to extend or refinance the remaining mortgage and mezzanine loans upon their initial maturity date.

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

For the six months ended June 30, 2009, our cash needs for acquisitions, capital expenditures and payment of debt obligations were met with the proceeds from our ongoing initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the six months ended June 30, 2009 using a combination of cumulative cash flows from operations and debt financing. In addition, as of June 30, 2009, we had $4.0 million available for future disbursements under a six-month bridge loan facility for general cash management requirements. We believe that our cash on hand, proceeds from our ongoing initial public offering, cash flow from operations and anticipated financing activities are sufficient to meet our liquidity needs for the remainder of the year.

Cash Flows from Operating Activities

We commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. As of June 30, 2009, we owned four real estate properties and two real estate loans receivable, one of which was acquired on February 11, 2009. We generated $11.6 million in net cash flows from operating activities for the six months ended June 30, 2009 primarily from the cash flow generated from these investments. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2008, we had not commenced real estate operations and, accordingly, had insignificant operating cash flows.

Cash Flows from Investing Activities

Net cash used in investing activities was $68.6 million for the six months ended June 30, 2009. This was primarily related to the acquisition of one real estate loan receivable for $67.6 million on February 11, 2009. There was no cash used in or provided by investing activities for the six months ended June 30, 2008.

Cash Flows from Financing Activities

Net cash provided by financing activities were $226.5 million and $5.5 million for the six months ended June 30, 2009 and 2008, respectively, and consisted of the following:

Primary Public Offering and Payment of Offering and Other Costs and Expenses

•

Net offering proceeds of $297.1 million related to our initial public offering for the six months ended June 30, 2009 (excluding proceeds from our dividend reinvestment plan of $7.7 million and after payment of selling commissions, dealer manager fees and other organization and offering expenses of $34.0 million).

•	Net offering proceeds of $5.5 million related to our initial public offering for the six months ended June 30, 2008 after payment of selling commissions and dealer manager fees of $0.5 million.

•	Payments to redeem common stock of $0.3 million for the six months ended June 30, 2009.

Debt Financings

•

Net proceeds from notes payable of $11.5 million related to (i) borrowings totaling $10.3 million related to the Portfolio Mortgage Loan and (ii) loan draws of $1.2 million used to fund general cash management requirements for the six months ended June 30, 2009.

•	Principal paydowns of notes payable of $75.5 million for the six months ended June 30, 2009.

•	Payments of deferred financing costs related to the financing of real estate of $0.5 million for the six months ended June 30, 2009.

Distributions Paid to Common Stockholders

•

We declared aggregate distributions of $15.3 million and paid net cash distributions of $5.8 million after giving effect to dividends reinvested by stockholders of $7.7 million for the six months ended June 30, 2009.

Contractual Commitments and Contingencies

Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio; however, given the current debt market environment, we may elect to forego the use of debt on some or all of our future real estate acquisitions. Management remains vigilant in monitoring the risks inherent in our portfolio and is taking actions to ensure that we are positioned to take advantage of the current conditions in the capital markets. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our ongoing initial public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing. As of June 30, 2009, our borrowings were approximately 25% of the cost of all our tangible assets (before depreciation or other noncash reserves).

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.

The following is a summary of our contractual obligations as of June 30, 2009 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter

Outstanding debt obligations (1) (2)	$207,460	$113,610	$-	$-	$93,850

Interest payments on outstanding debt obligations (2) (3)	27,248	3,583	11,074	11,074	1,517

(1) Amounts include principal payments only.

(2) On July 10, 2009, we paid down $84.8 million of the 100-200 Campus Drive Mortgage Loan; however, amounts related to this loan are included in this table.

(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2009. We incurred interest expense of $5.6 million, excluding amortization of deferred financing costs totaling $0.7 million, during the six months ended June 30, 2009.

Results of Operations

Our results of operations for the three and six months ended June 30, 2009 are not indicative of those expected in future periods as we broke escrow in our ongoing initial public offering on June 24, 2008 and commenced real estate operations on July 30, 2008 in connection with the acquisition of our first investment. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital and make future acquisitions, which would have a significant impact on our future results of operations. As of June 30, 2009, we owned three office properties, one office/flex property and two real estate loans receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. During the three and six months ended June 30, 2008, we had been formed but had not yet commenced real estate operations. As a result, we had no material results of operations for that period.

Rental income from our four real estate properties totaled $10.9 million and $21.8 million for the three and six months ended June 30, 2009. Tenant reimbursements totaled $2.0 million and $4.3 million for the three and six months ended June 30, 2009. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest income from our real estate loans receivable, calculated using the interest method, was $4.5 million and $7.7 million for the three and six months ended June 30, 2009. Interest income included $1.3 million and $2.3 million in accretion of purchase price discounts, net of amortization of closing costs. We expect that interest income will be higher in future periods as a result of anticipated future acquisitions of real estate-related investments.

Other interest income for the three and six months ended June 30, 2009 was $0.2 million and $0.4 million and consisted of interest earned on our cash and cash equivalent accounts. Other interest income in future periods will vary based on the level of cash on hand, which will depend in part on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds.

Property operating costs related to our four real estate properties were $2.4 million and $5.5 million for the three and six months ended June 30, 2009. Real estate taxes and insurance were $1.0 million and $1.9 million for the three and six months ended June 30, 2009. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate and real estate-related investments totaled $1.1 million and $2.0 million for the three and six months ended June 30, 2009. All asset management fees incurred as of June 30, 2009 have been paid. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

General and administrative expenses for the three and six months ended June 30, 2009 totaled $0.5 million and $1.0 million. These general and administrative costs consisted primarily of insurance premiums, independent director fees and professional fees. We expect general and administrative costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

Depreciation and amortization expenses for the three and six months ended June 30, 2009 were $6.1 million and $12.4 million. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

During the three and six months ended June 30, 2009, we incurred interest expense of $2.8 million and $6.3 million including amortization of deferred financing costs of $0.3 million and $0.7 million. As of June 30, 2009, we had $207.5 million in debt outstanding. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses to be incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. As of June 30, 2009, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through June 30, 2009, including shares issued through our dividend reinvestment plan, we have issued 65,506,726 shares in the offering for gross offering proceeds of $653.1 million and recorded organization and other offering costs of $9.1 million and selling commissions and dealer manager fees of $59.8 million.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and six months ended June 30, 2009 and 2008, respectively (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$3,863	$(104)	$5,068	$(126)

Add:

Depreciation of real estate assets	2,306	-	4,609	-

Amortization of lease-related costs	3,839	-	7,743	-

FFO	$10,008	$(104)	$17,420	$(126)

Set forth below is additional information related to certain noncash items included in net income (loss) above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Noncash Items Included in Net Income:

•	Revenues in excess of actual cash received as a result of straight-line rent of $0.5 million and $1.0 million for the three and six months ended June 30, 2009;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2009;

•

Interest income from the accretion of discounts on real estate loans receivable, net of amortization of closing costs, of $1.3 million and $2.3 million for the three and six months ended June 30, 2009; and

•	Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2009.

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions

During our offering stage, when we may raise capital in our ongoing initial public offering more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarter of 2009 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
			Cash	Reinvested	Total
First Quarter 2009	$6,117	$0.160	$2,258	$3,089	$5,347	$3,427
Second Quarter 2009	9,160	0.162	3,541	4,649	8,190	8,172

	$15,277	$0.322	$5,799	$7,738	$13,537	$11,599

____________________

(1) Distributions for the period from January 1, 2009 through June 30, 2009 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.

(2) Assumes share was issued and outstanding each day during the periods presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2009, we paid aggregate distributions of $13.5 million, including $5.8 million of distributions paid in cash and $7.7 million of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2009 was $17.4 million and our cash flow from operations was $11.6 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $11.6 million of current period operating cash flows, $0.7 million of operating cash reserves from prior periods and $1.2 million of debt financing. See the reconciliation of FFO to net income (loss) above.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements”, “Market Outlook – Real Estate and Real Estate Finance Markets” and “Results of Operations”, herein, and the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC and the risks identified in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations or loans receivable; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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

Real Estate

Real Estate Acquisition Valuation

Prior to January 1, 2009, acquisitions of real estate, consisting of land, buildings and improvements, were recorded at cost. We allocated the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) based on their estimated fair values in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. On January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations while expanding the definition of a business combination and requires the acquirer to measure all assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense. During the six months ended June 30, 2009, we did not acquire any assets that were within the scope of SFAS 141R and did not expense any acquisition costs in accordance with SFAS 141R.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through our undiscounted future cash flows and our eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses related to our real estate and related intangible assets and liabilities during the six months ended June 30, 2009.

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

As of June 30, 2009, we did not have a loan loss reserve and we recorded no impairment losses related to our real estate loans receivable during the six months ended June 30, 2009. However, in the future, we may experience a loss from our investments in loans receivable requiring us to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through a charge to “Provision for loan losses” on our consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio-based component and an asset-specific component.

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

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will recognize a loss and the amount of the loss can be reasonably estimated in accordance with SFAS 5. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, our management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). We measure fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments. SFAS 157 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework required for the valuation of financial investments uses a three-tiered approach. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, we utilize quoted market prices from an independent third-party source to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources in accordance with FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP SFAS 157-4”).

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

We consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

We consider the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), to require public companies to comply with the disclosure requirements in SFAS 107 related to the fair value of financial instruments in interim financial statements. We adopted FSP SFAS 107-1 and APB-1 during the three months ended June 30, 2009. Prior to the issuance of FSP SFAS 107-1 and APB 28-1, these disclosures were only required in annual financial statements. SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in our financial statements, for which it is practicable to estimate that value.

Revenue Recognition

We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases and we record amounts expected to be received in later years as deferred rent. During the six months ended June 30, 2009, we recognized deferred rent from tenants of $1.0 million. As of June 30, 2009 and December 31, 2008, the cumulative deferred rent balance was $1.6 million and $0.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in lower earnings. During the six months ended June 30, 2009, we recorded bad debt expense related to our tenant receivables of $9,000. We did not record any bad debt expense related to our deferred rent receivables.

Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

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

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued in accordance with SFAS 165. The accompanying consolidated financial statements were issued on August 14, 2009.

Status of the Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on April 22, 2008. As of August 10, 2009, we had sold 71,736,220 shares of common stock in the offering for gross offering proceeds of $715.1 million, including 1,214,530 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $11.5 million.

Distributions Declared

On July 14, 2009, our board of directors declared distributions based on daily record dates for the period from August 1, 2009 through August 31, 2009, which we expect to pay in September 2009. On August 10, 2009, our board of directors declared distributions based on daily record dates for the period from September 1, 2009 through September 30, 2009, which we expect to pay in October 2009, and distributions based on daily record dates for the period October 1, 2009 through October 31, 2009, which we expect to pay in November 2009. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2009, the fair value and carrying value of our fixed rate real estate loans receivable were $150.7 million and $127.9 million, respectively. The fair value estimate of our real estate loans receivable is based on our estimate of current rates prevailing for comparable loans. At June 30, 2009, the fair value of our fixed rate debt was $87.0 million and the carrying value of our fixed rate debt was $93.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates would have a significant impact on our fixed rate instruments.

Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. At June 30, 2009, we were exposed to market risks related to fluctuations in interest rates on $113.6 million of variable rate debt outstanding. Certain of our variable rate debt outstanding is subject to interest rate floors, whereby an increase or decrease in interest rates may have no impact on our future earnings and cash flows. Based on interest rates as of June 30, 2009, if interest rates were 100 basis points higher or lower during the 12 months ended June 30, 2010, interest expense on our variable rate debt outstanding would be increased or decreased by approximately $0.9 million.

The weighted-average annual effective interest rate of our fixed rate real estate loans receivable at June 30, 2009 was 13.9%. The weighted-average annual effective interest rate represents the effective interest rate at June 30, 2009, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rate of our fixed rate debt at June 30, 2009 was 5.9%. The weighted-average interest rate of our variable rate debt at June 30, 2009 was 4.1%. The weighted-average interest rate represents the interest rate (consisting of contractual interest, the effect of interest rate floors and excluding the amortization of deferred financing costs) in effect at June 30, 2009.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 4.	Controls and Procedures

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

Please see the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC and the risks identified in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

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

As of June 30, 2009, we had sold 65,506,726 shares of common stock for gross offering proceeds of $653.1 million, including 1,016,794 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $9.7 million. Also as of June 30, 2009, we had redeemed 47,056 of the shares sold in the offering for $0.5 million pursuant to our share redemption program. As of June 30, 2009, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual

Selling commissions and dealer manager fees	$59,792	Actual

Finders’ fees	-

Expenses paid to or for underwriters	-

Other organization and offering costs	9,133	Actual

Total expenses	$68,925

From the commencement of our ongoing initial public offering through June 30, 2009, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $584.2 million, including net offering proceeds from our dividend reinvestment plan of $9.7 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of June 30, 2009, we have used the net proceeds from our ongoing primary public offering and debt financing to purchase $563.0 million in real estate and real estate-related investments, including $10.8 million of acquisition and origination fees and expenses.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.

Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined under the share redemption program) or “determination of incompetence” (as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.

•

The share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

During the six months ended June 30, 2009, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2009	-	$0.00	(3)
February 2009	-	$0.00	(3)
March 2009	-	$0.00	(3)
April 2009	5,403	$9.99	(3)
May 2009	11,420	$9.98	(3)
June 2009	30,233	$9.61	(3)

Total	47,056

(1) We announced adoption and commencement of the program on April 8, 2008 and an amendment to the program on May 13, 2009 (which amendment became effective on June 12, 2009).

(2) Pursuant to the program, as amended, we currently redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

•	Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price would be the amount paid to acquire the shares from us.

Notwithstanding the above, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share no later than three years after the completion of our offering stage; however, the time frame before which we establish an estimated value per share may be different depending on regulatory requirements or if necessary to assist the broker-dealers who sold shares in our public offering. We will consider our offering stage complete when we are no longer publicly offering equity securities and have done so for one year.

(3) We limit the dollar value of shares that may be redeemed under the program as described above.

PART II.  OTHER INFORMATION (CONTINUED)

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the second quarter of 2009.

Item 5.	Other Information

None.

PART II.   OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus dated April 30, 2009, Commission File No. 333-146341

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.3	Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus dated April 30, 2009, Commission File No. 333-146341

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

4.5	Amended and Restated Escrow Agreement, dated June 2, 2008 by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Markets Group LLC and First Republic Trust Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

10.1	Advisory Agreement between the Company and KBS Capital Advisors LLC, dated May 21, 2009, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.2	Second Amended and Restated Promissory Note Secured by Mortgage (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) by KBSII 100-200 CAMPUS DRIVE, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated June 12, 2009, incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.3	Second Modification Agreement (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) by and between KBSII 100-200 CAMPUS DRIVE, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated as of June 12, 2009, incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date: August 14, 2009	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date: August 14, 2009	By:	/s/ David E. Snyder
David E. Snyder
Chief Financial Officer