Form 10-Q
period 2009-09-30
KBS Real Estate Investment Trust II, Inc.
filed 2009-11-12
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-53649

KBS REAL ESTATE INVESTMENT TRUST II, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-0658752
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1300	92660
Newport Beach, California
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 4, 2009, there were 84,565,474 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

FORM 10-Q

September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Real estate:
Land	$60,607	$35,307
Buildings and improvements	447,621	379,076
Tenant origination and absorption costs	66,968	46,396

Total real estate, at cost	575,196	460,779
Less accumulated depreciation and amortization	(25,801)	(6,436)

Total real estate, net	549,395	454,343
Real estate loans receivable, net	129,335	58,152
Real estate securities	4,037	—

Total real estate and real estate-related investments, net	682,767	512,495
Cash and cash equivalents	143,874	56,609
Rents and other receivables, net	3,696	2,250
Above-market leases, net	2,392	248
Deferred financing costs, prepaid expenses and other assets	1,701	1,260

Total assets	$834,430	$572,862

Liabilities and stockholders’ equity
Notes payable	$125,180	$271,446
Accounts payable and accrued liabilities	4,241	3,253
Due to affiliates	200	413
Distributions payable	4,110	1,621
Below-market leases, net	21,267	22,364
Other liabilities	1,251	1,460

Total liabilities	156,249	300,557

Commitments and contingencies (Note 12)
Redeemable common stock	14,290	1,921
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 79,052,748 and 31,515,364 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	791	315
Additional paid-in capital	690,302	277,592
Cumulative distributions and net losses	(27,202)	(7,523)

Total stockholders’ equity	663,891	270,384

Total liabilities and stockholders’ equity	$834,430	$572,862

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$12,614	$1,833	$34,422	$1,833
Interest income from real estate loans receivable	4,572	—	12,262	—
Tenant reimbursements	2,230	191	6,560	191
Interest income from real estate securities	83	—	83	—
Other operating income	19	—	34	—

Total revenues	19,518	2,024	53,361	2,024

Expenses:
Operating, maintenance, and management	3,092	500	8,617	500
Real estate taxes and insurance	1,179	148	3,092	148
Asset management fees to affiliate	1,156	123	3,195	123
Real estate acquisition fees and expenses	1,554	—	1,554	—
General and administrative expenses	948	306	1,921	437
Depreciation and amortization	7,302	961	19,654	961
Interest expense	2,030	567	8,378	567

Total expenses	17,261	2,605	46,411	2,736

Other income:
Other interest income	151	198	525	203

Net income (loss)	2,408	(383)	7,475	(509)

Net income (loss) per common share, basic and diluted	$0.03	$(0.05)	$0.13	$(0.20)

Weighted-average number of common shares outstanding, basic and diluted	72,456,784	7,435,001	55,849,651	2,524,054

Distributions declared per common share	$0.164	$0.099	$0.486	$0.099

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2008 and Nine Months Ended September 30, 2009 (unaudited)

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2007	20,000	$1	$199	$—	$200
Issuance of common stock	31,495,364	314	313,903	—	314,217
Transfers to redeemable common stock	—	—	(1,921)	—	(1,921)
Distributions declared	—	—	—	(4,941)	(4,941)
Commissions on stock sales and related dealer manager fees	—	—	(29,084)	—	(29,084)
Other offering costs	—	—	(5,505)	—	(5,505)
Net loss	—	—	—	(2,582)	(2,582)

Balance, December 31, 2008	31,515,364	315	277,592	(7,523)	270,384
Issuance of common stock	47,698,659	477	474,654	—	475,131
Redemptions of common stock	(161,275)	(1)	(1,562)	—	(1,563)
Transfers to redeemable common stock	—	—	(12,369)	—	(12,369)
Distributions declared	—	—	—	(27,154)	(27,154)
Commissions on stock sales and related dealer manager fees	—	—	(42,789)	—	(42,789)
Other offering costs	—	—	(5,224)	—	(5,224)
Net income	—	—	—	7,475	7,475

Balance, September 30, 2009	79,052,748	$791	$690,302	$(27,202)	$663,891

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$7,475	$(509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,654	961
Noncash interest income on real estate-related investments	(3,796)	—
Deferred rent	(1,600)	(100)
Bad debt recovery	(5)	—
Amortization of above- and below-market leases, net	(4,169)	(149)
Amortization of deferred financing costs	927	119
Changes in operating assets and liabilities:
Rents and other receivables	159	(112)
Prepaid expenses and other assets	(481)	(267)
Accounts payable and accrued liabilities	260	1,566
Other liabilities	(209)	378

Net cash provided by operating activities	18,215	1,887

Cash Flows from Investing Activities:
Acquisitions of real estate	(112,174)	(215,418)
Additions to real estate	(1,375)	—
Investment in real estate loan receivable	(67,611)	—
Investments in real estate securities	(3,958)	—
Escrow deposits for future real estate acquisitions	—	(5,529)

Net cash used in investing activities	(185,118)	(220,947)

Cash Flows from Financing Activities:
Proceeds from notes payable	14,060	128,126
Principal payments on notes payable	(160,326)	—
Payments of deferred financing costs	(631)	(2,691)
Proceeds from issuance of common stock	461,200	155,858
Payments to redeem common stock	(1,563)	—
Payments of commissions on stock sales and related dealer manager fees	(42,789)	(14,551)
Payments of other offering costs	(5,049)	(2,985)
Distributions paid to common stockholders	(10,734)	(323)

Net cash provided by financing activities	254,168	263,434

Net increase in cash and cash equivalents	87,265	44,374
Cash and cash equivalents, beginning of period	56,609	200

Cash and cash equivalents, end of period	$143,874	$44,574

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,944	$41,048

Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$2,489	$683

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$13,931	$578

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

1. ORGANIZATION

KBS Real Estate Investment Trust II, Inc. (the “Company”) was formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008. The Company conducts its business primarily through KBS Limited Partnership II, a Delaware limited partnership formed on August 23, 2007 (the “Operating Partnership”), and its subsidiaries. The Company is the sole general partner of and directly owns a 0.1% partnership interest in the Operating Partnership. The Company’s wholly-owned subsidiary, KBS REIT Holdings II LLC, a Delaware limited liability company formed on August 23, 2007 (“KBS REIT Holdings II”), owns the remaining 99.9% partnership interest in the Operating Partnership and is its sole limited partner.

The Company intends to invest in a diverse portfolio of real estate and real estate-related investments. As of September 30, 2009, the Company owned five real estate properties (consisting of four office properties and one office/flex property), two real estate loans and one investment in commercial mortgage-backed securities (“CMBS”).

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

As of September 30, 2009, the Company had sold 79,194,023 shares of common stock for gross offering proceeds of $789.3 million, including 1,668,755 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $15.9 million. Also as of September 30, 2009, the Company had redeemed 161,275 of the shares sold in the Offering for $1.6 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the financial statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Effective September 15, 2009, the ASC was established as the single source of authoritative nongovernmental GAAP. Prior to the issuance of the ASC, all GAAP pronouncements were issued in separate topical pronouncements in the form of statements, staff positions or Emerging Issues Task Force Abstracts, and were referred to as such. While the ASC does not change GAAP, it introduces a new structure and supersedes all previously issued non-SEC accounting and reporting standards. In addition to the ASC, the Company is still required to follow SEC rules and regulations relating to the preparation of financial statements. The Company’s accounting policies are consistent with the guidance set forth in the ASC.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Revenue Recognition

The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and records amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

During the nine months ended September 30, 2009 and 2008, the Company recognized deferred rent from tenants of $1.6 million and $0.1 million, respectively. As of September 30, 2009 and December 31, 2008, the cumulative deferred rent balance was $2.2 million and $0.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. During the nine months ended September 30, 2009, the Company reduced its bad debt reserve and recorded a net recovery of bad debt related to its tenant receivables of $5,000. The Company did not record any bad debt expense related to its deferred rent receivables.

Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

The Company recognizes interest income on real estate securities that are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The Company recognizes interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires the use of a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

The Company recognizes interest income on its cash and cash equivalents as it is earned and records such amounts as other interest income.

Real Estate

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. Prior to January 1, 2009, real estate acquired in a business combination, consisting of land, buildings and improvements, was recorded at cost. The Company allocated the cost of tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) acquired in a business combination based on their estimated fair values. Beginning January 1, 2009, all assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values, acquisition costs are generally expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recorded to income tax expense. During the nine months ended September 30, 2009, the Company acquired one real estate asset in a business combination and expensed $1.6 million of acquisition costs.

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

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. There were no impairment losses related to real estate and related intangible assets and liabilities recorded by the Company during the nine months ended September 30, 2009 and 2008.

Real Estate Loans Receivable

The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

As of September 30, 2009, there was no loan loss reserve and there were no impairment losses related to the real estate loans receivable recorded by the Company during the nine months ended September 30, 2009. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio-based component and an asset-specific component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) in partial satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts received in partial satisfaction of an impaired loan are lower than the carrying value of that loan.

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Real Estate Securities

The Company classifies its investments in real estate securities as available-for-sale, since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.

On a quarterly basis, the Company evaluates its real estate securities for impairment. The Company reviews the projected future cash flows from these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on the Company’s quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated, the present value of the revised cash flows is less than the present value previously estimated and the fair value of the securities is less than its amortized cost basis, an other-than-temporary impairment is deemed to have occurred.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

When the Company holds an other-than-temporarily impaired security that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis, the Company will separate the other-than-temporary impairment loss into a credit component and a component related to other factors (e.g., market fluctuations). The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

As of September 30, 2009, the Company determined that the amortized cost basis of its real estate securities approximates the fair value and did not record any unrealized holding gains or losses. The Company did not recognize other-than-temporary impairments on its real estate securities during the three and nine months ended September 30, 2009. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual impairment losses could materially differ from these estimates.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of September 30, 2009 and December 31, 2008, the Company’s deferred financing costs were $0.2 million and $0.5 million, respectively, net of amortization.

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This update provides amendments to the ASC for the fair value measurement of liabilities. In circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. These amendments to the ASC are effective upon issuance and did not have a significant impact on the financial statements of the Company.

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

September 30, 2009

(unaudited)

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

Once the Company establishes an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The share redemption program document states that the Company expects to establish an estimated value per share no later than three years after the completion of its offering stage; however, to assist broker-dealers who sell shares in the Offering meet their regulatory obligations, the Company currently expects to establish an estimated value per share no later than the expiration of the first 18-month period in which the Company does not sell shares in an equity offering. “Offering” for this purpose could include a public or private offering of equity securities but does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, since the amounts that can be redeemed are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current year and prior year dividend reinvestment plan as redeemable common stock in the accompanying consolidated balance sheets.

The Company classifies financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to redeem shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

The Company limits the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2009, the Company redeemed $1.6 million of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three and nine months ended September 30, 2009.

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

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Offering. As of September 30, 2009, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through September 30, 2009, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 79,194,023 shares in the Offering for gross offering proceeds of $789.3 million and recorded organization and other offering costs of $10.7 million and selling commissions and dealer manager fees of $71.9 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Asset Management Fee

With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition or origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2009 and 2008, respectively.

Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2009 and is based on daily record dates for distributions for the period of $0.00178082 per share per day. Each day during the period from January 1, 2009 through September 30, 2009 was a record date for distributions.

Distributions for the period from July 16, 2008 through August 15, 2008 were based on daily record dates and calculated at a rate of $0.00054795 per share per day. Distributions for the period from August 16, 2008 through September 30, 2008 are based on daily record dates and calculated at a rate of $0.00178082 per share per day. No day during the period from January 1, 2008 through July 15, 2008 was a record date for distributions.

Industry Segments

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 10, “Segment Information.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

3. RECENT ACQUISITIONS OF REAL ESTATE

Real Estate Acquisitions During the Three Months Ended September 30, 2009

During the three months ended September 30, 2009, the Company acquired the following property (in thousands):

				Intangibles
Property Name Location of Property	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Willow Oaks Corporate Center (1) Fairfax, VA	08/26/2009	$25,300	$67,016	$20,786	$2,226	$(3,154)	$112,174

(1) As of September 30, 2009, the purchase price allocation is preliminary and pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities.

The intangible assets and liabilities acquired in connection with the Willow Oaks Corporate Center acquisition have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Willow Oaks Corporate Center	5.5	9.0	5.5

4. REAL ESTATE

As of September 30, 2009, the Company’s real estate portfolio was composed of four office properties and one office/flex property encompassing approximately 2.0 million rentable square feet and was 98% leased. The following table provides summary information regarding the properties owned by the Company as of September 30, 2009 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Mountain View Corporate Center	07/30/2008	Basking Ridge	NJ	Office	$31,003	$(1,896)	$29,107

Campus Drive Buildings
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	198,999	(12,758)	186,241
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	195,976	(9,205)	186,771

Total Campus Drive Buildings					394,975	(21,963)	373,012

350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,116	(889)	35,227

Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	113,102	(1,053)	112,049

					$575,196	$(25,801)	$549,395

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2009, the leases have remaining terms of up to 9.8 years with a weighted-average remaining term of 4.9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.7 million and $0.6 million as of September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

October 1, 2009 through December 31, 2009	$13,004
2010	49,235
2011	45,462
2012	42,496
2013	36,098
Thereafter	83,362

$269,657

As of September 30, 2009, the Company’s highest tenant industry concentrations were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Other Professional Services	8	$10,730	19.8%
Manufacturing	3	9,549	17.6%
Finance	11	9,181	16.9%
Computer Systems Design and Programming	4	7,626	14.0%
Legal Services	3	6,442	11.9%

		$43,528	80.2%

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

As of September 30, 2009, the Company had a concentration of credit risk related to the following tenant lease that represents more than 10% of the Company’s annualized base rent:

			Net Rentable Sq. Ft.		Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Feet	Lease Expiration (2)
BASF Americas Corporation	100 & 200 Campus Drive Buildings	Manufacturing	199,024	10.1%	$6,415	11.8%	$32.23	11/30/2016

			199,024	10.1%	$6,415	11.8%	$32.23

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

(2) Represents the expiration date of the lease at September 30, 2009 and does not take into account any tenant renewal options.

5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of September 30, 2009 and December 31, 2008, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Cost	$66,968	$46,396	$2,499	$273	$26,972	$23,835
Accumulated Amortization	(11,881)	(3,043)	(107)	(25)	(5,705)	(1,471)

Net Amount	$55,087	$43,353	$2,392	$248	$21,267	$22,364

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Amortization	$(3,393)	$(516)	$(52)	$(11)	$1,464	$160

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Amortization	$(9,052)	$(516)	$(82)	$(11)	$4,251	$160

6. REAL ESTATE LOANS RECEIVABLE

As of September 30, 2009 and December 31, 2008, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2009 (1)	Book Value as of September 30, 2009 (2)	Book Value as of December 31, 2008 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (3)
Northern Trust Building A-Note San Diego, California	12/31/2008	Office	A-Note	$94,500	$59,906	$58,152	5.60%	12.9%	10/01/2017

One Liberty Plaza Notes (4) New York, New York	02/11/2009	Office	Mortgage	115,000	69,429	—	6.14%	14.8%	08/06/2017

				$209,500	$129,335	$58,152

(1) Outstanding principal balance as of September 30, 2009 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.

(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2009, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are for the nine months ended September 30, 2009. Maturity dates are as of September 30, 2009.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2009 (in thousands):

Real estate loan receivable - December 31, 2008	$58,152

Face value of real estate loan receivable acquired	115,000

Discount on purchase of real estate loan receivable	(48,300)

Accretion of discounts on purchased real estate loans receivable	3,783

Closing costs on purchase of real estate loan receivable	766

Amortization of closing costs on purchased real estate loans receivable	(66)

Real estate loans receivable - September 30, 2009	$129,335

For the three and nine months ended September 30, 2009, interest income from real estate loans receivable consists of the following (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Contractual interest income	$3,157	$8,545
Accretion of purchase discounts	1,439	3,783
Amortization of closing costs on purchases	(24)	(66)

Interest income from real estate loans receivable	$4,572	$12,262

As of September 30, 2009 and December 31, 2008, interest receivable from real estate loans receivable were $0.9 million and $0.5 million, respectively, and included in rents and other receivables.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

7.	NOTES PAYABLE

As of September 30, 2009 and December 31, 2008, the Company’s notes payable, all of which are interest-only loans during the terms of the loans with principal payable upon maturity, consist of the following (dollars in thousands):

	Principal as of September 30, 2009	Principal as of December 31, 2008	Contractual Interest Rate as of September 30, 2009 (1)	Interest Rate at September 30, 2009 (1)	Maturity Date (2)

Mountain View Corporate Center Mortgage Loan (3)	$—	$12,270	(3)	(3)	(3)

Portfolio Mortgage Loan (4)	26,330	—	LIBOR + 3.75% (5)	4.10%	01/30/2010

Campus Drive Buildings
100 & 200 Campus Drive Buildings
100 & 200 Campus Drive Mortgage Loan (6)	5,000	89,800	One-month LIBOR + 3.75%	4.00%	12/09/2009
100 & 200 Campus Drive Mezzanine Loan (7)	—	28,526	(7)	(7)	(7)

Total 100 & 200 Campus Drive Buildings	5,000	118,326

300-600 Campus Drive Buildings
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.90%	04/10/2014
300-600 Campus Drive Mezzanine Loan (7)	—	47,000	(7)	(7)	(7)

Total 300-600 Campus Drive Buildings	93,850	140,850

	$125,180	$271,446

(1) Contractual interest rate as of September 30, 2009 represents the interest rate in effect under the loan as of September 30, 2009. Interest rate at September 30, 2009 is calculated as the actual interest rate in effect at September 30, 2009 (consisting of the contractual interest rate and the effect of interest rate floors), using interest rate indices as September 30, 2009 where applicable.

(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2009; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) During the nine months ended September 30, 2009, the Company modified the terms of the loan. As part of the modification, the loan is cross-defaulted and cross-collateralized with another property and represented under Portfolio Mortgage Loan. See footnote (4) below.

(4) Represents a portfolio of two separate loans. The individual deeds of trust and mortgages on the respective properties securing the loans are cross-defaulted and cross-collateralized. At inception, this loan provided the Company with the ability to draw up to $4.0 million for general cash management purposes. From inception of the loan to September 30, 2009, the Company has drawn $2.5 million and $1.5 million remains available as of September 30, 2009.

(5) The interest rate under this loan is calculated at a variable rate of 375 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.10%.

(6) On July 10, 2009, the Company made an $84.8 million principal payment on this loan to reduce the outstanding principal balance to $5.0 million.

(7) During the nine months ended September 30, 2009, the Company repaid in full the principal and accrued interest on this loan.

During the three and nine months ended September 30, 2009, the Company incurred $2.0 million and $8.4 million, respectively, of interest expense. Of this amount, $0.4 million was payable as of September 30, 2009. Included in interest expense for the three and nine months ended September 30, 2009 was $0.2 million and $0.9 million, respectively, of amortization of deferred financing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The following is a schedule of maturities for all notes payable outstanding as of September 30, 2009 (in thousands):

October 1, 2009 through December 31, 2009	$5,000
2010	26,330
2011	—
2012	—
2013	—
Thereafter	93,850

$125,180

Recent Financing Transactions

100 & 200 Campus Drive Mortgage Loan Extension

On September 8, 2009, the Company entered an agreement with Wells Fargo Bank, National Association to extend the maturity date of the 100 & 200 Campus Drive Mortgage Loan to December 9, 2009. During the extension period, the interest rate under this loan will be calculated at a variable rate of 375 basis points over one-month LIBOR, as reset daily, with the option to request a fixed rate equal to 375 basis points over one-month LIBOR by entering into a one-month LIBOR contract.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.

Real estate loans receivable: These instruments are presented in the accompanying consolidated balance sheets at their amortized cost net of recorded loan loss reserves and not at fair value. The fair values of real estate loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements.

Real estate securities: This investment is classified as available-for-sale and is presented at fair value. As of September 30, 2009, the Company based its fair value measurements of the real estate securities on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. As such, the Company classifies these inputs as Level 3 inputs.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The following are the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008, whose carrying amounts do not approximate their fair value:

	September 30, 2009 (in thousands)			December 31, 2008 (in thousands)
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$209,500	$129,335	$170,664	$94,500	$58,152	$58,152
Financial liabilities:
Notes payable	125,180	125,180	122,962	271,446	271,446	265,928

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at September 30, 2009 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

At September 30, 2009, the Company held the following assets measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$4,037	$—	$—	$4,037
Non-recurring Basis:
Real estate acquired	112,174	—	—	112,174

Total Assets	$116,211	—	—	$116,211

The table below presents a reconciliation of the beginning and ending balances of financial instruments of the Company having recurring fair value measurements based on significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 (in thousands):

For the Nine Months Ended September 30, 2009
Balance, December 31, 2008	$—
Purchases, issuances and settlements	3,958
Interest accretion on real estate securities	79

Balance, September 30, 2009	$4,037

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

9. RELATED PARTY TRANSACTIONS

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

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2009 and 2008, and any related amounts payable as of September 30, 2009 and December 31, 2008 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2009	2008	2009	2008	2009	2008
Expensed
Asset management fees (1)	$1,156	$123	$3,195	$123	$—	$—
Reimbursement of operating expenses	—	8	—	134	—	—
Acquisition fees	846	—	846	—	—	—

Additional Paid-in Capital
Selling commissions	7,533	8,680	26,647	9,102	—	—
Dealer manager fees	4,548	5,197	16,142	5,449	—	—
Reimbursable other offering costs	792	1,669	2,102	3,650	200	268

Capitalized
Acquisition and origination fees	29	1,604	697	1,604	—	145

	$14,904	$17,281	$49,629	$20,062	$200	$413

(1)	See Note 2, “Summary of Significant Accounting Polices – Related Party Transactions – Asset Management Fee.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

10. SEGMENT INFORMATION

The Company presently operates in two business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in office and office/flex properties. Under the real estate-related segment, the Company has invested in a mortgage loan, an A-Note and CMBS. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and asset management fees. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2009 and 2008 and total assets and total liabilities for each reportable segment as of September 30, 2009 and December 31, 2008 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Real estate segment	$14,863	$2,024	$41,016	$2,024
Real estate-related segment	4,655	—	12,345	—

Total segment revenues	$19,518	$2,024	$53,361	$2,024

Interest Expense:
Real estate segment	$1,975	$565	$8,244	$565
Real estate-related segment	—	—	—	—

Total segment interest expense	1,975	565	8,244	565
Corporate-level	55	2	134	2

Total interest expense	$2,030	$567	$8,378	$567

NOI:
Real estate segment	$7,709	$688	$18,539	$688
Real estate-related segment	4,407	—	11,674	—

Total NOI	$12,116	$688	$30,213	$688

	As of September 30, 2009	As of December 31, 2008
Assets:
Real estate segment	$558,367	$461,043
Real estate-related segment	134,310	58,608

Total segment assets	692,677	519,651
Corporate-level (1)	141,753	53,211

Total assets	$834,430	$572,862

Liabilities:
Real estate segment	$150,940	$298,184
Real estate-related segment	—	4

Total segment liabilities	150,940	298,188
Corporate-level (2)	5,309	2,369

Total liabilities	$156,249	$300,557

(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $141.7 million and $53.2 million as of September 30, 2009 and December 31, 2008, respectively.

(2) As of September 30, 2009 and December 31, 2008, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The following table reconciles the Company’s net income (loss) to its NOI for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$2,408	$(383)	$7,475	$(509)
Other interest income	(151)	(198)	(525)	(203)
Real estate acquisition fees and expenses	1,554	—	1,554	—
General and administrative expenses	948	306	1,921	437
Depreciation and amortization	7,302	961	19,654	961
Corporate-level interest expense	55	2	134	2

NOI	$12,116	$688	$30,213	$688

11. PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2009 and 2008. The Company acquired four properties during the year ended December 31, 2008 and one property during the nine months ended September 30, 2009, all of which were accounted for as business combinations. The following unaudited pro forma information for the three and nine months ended September 30, 2008 has been prepared as if all the properties acquired during 2008 and 2009 were completed as of January 1, 2008. The following unaudited pro forma for the three and nine months ended September 30, 2009 has been prepared as if the property acquired during the nine months ended September 30, 2009 had been completed as of January 1, 2009. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor do they purport to predict the results of operations for future periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$22,201	$17,380	$63,919	$51,789

Depreciation and amortization	$(8,065)	$(6,887)	$(23,806)	$(20,464)

Net income (loss)	$3,414	$(1,358)	$9,645	$(2,702)

Net income (loss) per common share, basic and diluted	$0.04	$(0.04)	$0.14	$(0.08)

Weighted-average number of common shares outstanding, basic and diluted	80,082,770	35,512,251	66,725,959	32,870,275

12. COMMITMENTS AND CONTINGENCIES

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Concentration of Credit Risk

The Company has two investments in real estate loans receivable, the Northern Trust Building A-Note and the One Liberty Plaza Notes, that, as of and for the nine months ended September 30, 2009, comprised 7% and 8% of the Company’s total assets, respectively, and provided 11% and 12% of the Company’s revenues, respectively. The borrowers under these loans depend on the cash flows generated by the properties securing these loans to cover the borrower’s periodic debt service obligations. To the extent that these properties do not provide sufficient cash flows to cover debt service obligations, the borrowers would rely on their sponsors to fund the remaining debt service obligations. If the borrowers’ sponsors were to experience a substantial deterioration in financial condition and no longer possessed the ability or intent to fund the borrowers’ debt service shortfalls, the borrowers might default on the loans. Under such a scenario, the Company may incur losses to the extent that the value of the collateral is less than its recorded basis in the note. The Company believes the sponsors of the borrowers under these loans are sufficiently capitalized to fund any of the borrowers’ debt service shortfalls.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2009.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

13. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued. The accompanying consolidated financial statements were issued on November 11, 2009.

Status of the Offering

The Company commenced its Offering on April 22, 2008. As of November 4, 2009, the Company had sold 84,745,356 shares of common stock in the Offering for gross offering proceeds of $844.4 million, including 1,908,978 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $18.1 million.

Distributions Paid

On October 15, 2009, the Company paid distributions of $4.1 million, which related to distributions declared for each day in the period from September 1, 2009 through September 30, 2009.

Distributions Declared

On October 23, 2009, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2009 through November 30, 2009, which the Company expects to pay in December 2009. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

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

•

We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, the funding of capital expenditures on our real estate investments, or the repayment of debt. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) and the risks identified under Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

Overview

We are a recently organized Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year that ended December 31, 2008. On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares are being offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on April 22, 2008 and we broke escrow in our ongoing initial public offering on June 24, 2008. We expect to sell the 200,000,000 shares offered in our primary offering over a two-year period. If we have not sold all of the shares within two years, we may continue the offering beyond that date. As of September 30, 2009, we had sold 79,194,023 shares of common stock for gross offering proceeds of $789.3 million, including 1,668,755 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $15.9 million. Also as of September 30, 2009, we had recorded aggregate redemptions of 161,275 shares sold in our offering for $1.6 million.

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

If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2008, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Market Outlook – Real Estate and Real Estate Finance Markets

During 2008 and 2009, significant and widespread concerns about credit risk, access to capital and deflation have been present in the global capital markets. Both the national and most global economies have experienced substantially increased unemployment, sagging consumer confidence and a downturn in economic activity. In addition, the failure or near failure of several large financial institutions early in this period and the continued failures of smaller financial institutions and businesses, together with government interventions in the financial system, including interventions in bankruptcy proceedings and restrictions on businesses, have led to increased uncertainty and volatility for the markets and businesses in general. Despite certain recent positive economic indicators, improved stock market performance and improved access to capital for some companies, the aforementioned conditions, combined with stagnant business activity and low consumer confidence, have resulted in an unprecedented global recession and continue to contribute to a challenging macro-economic environment that may interfere with the implementation of our business strategy or force us to modify it.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also been experiencing deteriorating fundamentals across all major property types and most geographic markets. Recently, leasing activity in New York City has increased and tempered optimism has started making its way into this market; however, this trend only recently began and an improvement in one market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn or the speed of an expected recovery. In general, tenant defaults are on the rise, rental rates are falling, and demand for commercial real estate space in most markets is contracting. It is expected that this will create a highly competitive leasing environment that should result in downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and capital losses, in particular for subordinate securitized debt instruments.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, has become virtually inactive and has left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards considerably, while simultaneously generally limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk. Nevertheless, in some recent positive developments, risk premiums on AAA CMBS, public REIT unsecured corporate bonds and corporate bonds in general have tightened significantly and a number of public REITs have recently issued new debt at lower costs, leading many to believe that commercial real estate lending will be revived as the market’s appetite for risk slowly returns.

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

Additionally, overall transaction volume for real estate acquisitions has declined dramatically across all property types. Lack of available credit and poor investor confidence have translated into generally declining real estate values and a corresponding rise in required investment returns and capitalization rates. Although many owners of real estate prefer not to be sellers in a declining market, the tight credit conditions and increased refinancing risk may force an increasing number of real property owners into distressed sales, or to otherwise consider liquidating their holdings in an effort to enhance liquidity on their own balance sheet. Following a prolonged period of inactivity, some transactions have been closed over the last few months; however, the volume is well below that seen just a year ago.

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

As of September 30, 2009, we had real estate loans receivable with a principal value of $209.5 million and a carrying value of $129.3 million, all of which are fixed rate and mature in 2017.

Impact on Our Financing Activities

In light of the risks associated with projected declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms on our existing indebtedness. As of September 30, 2009, we had debt obligations in the aggregate principal amount of $125.2 million. Short-term variable rate loans representing $31.3 million of this debt mature within the next year, and a long-term fixed rate loan representing the remaining $93.9 million of this debt matures in 2014. We intend to extend or refinance these mortgage loans upon their initial maturity dates.

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

For the nine months ended September 30, 2009, our cash needs for acquisitions, capital expenditures and payment of debt obligations were met with the proceeds from our ongoing initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the nine months ended September 30, 2009 using a combination of cumulative cash flows from operations and debt financing. In addition, as of September 30, 2009, we had $1.5 million available for future disbursements under a six-month bridge loan facility for general cash management requirements. We believe that our cash on hand, proceeds from our ongoing initial public offering, cash flow from operations and anticipated financing activities are sufficient to meet our liquidity needs for the remainder of the year.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities

We commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. As of September 30, 2009, we owned five real estate properties, two real estate loans receivable and one investment in CMBS. Net cash provided by operating activities were $18.2 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in cash flows from operating activities was primarily due to increases in rental revenue from our real estate and increases in contractual interest income from our real estate-related investments as a result of our investment activities during 2008 and 2009, partially offset by increases in rental expenses, asset management fees, interest expense and general and administrative expenses. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Cash Flows from Investing Activities

Net cash used in investing activities was $185.1 million and $220.9 million for the nine months ended September 30, 2009 and 2008, respectively. Our significant investing activities were as follows:

•	Acquisitions of one real estate investment totaling $112.2 million and two real estate investments totaling $215.4 million for the nine months ended September 30, 2009 and 2008, respectively.

•	Acquisition of one real estate loan receivable of $67.6 million for the nine months ended September 30, 2009.

•	Investment in real estate securities of $4.0 million for the nine months ended September 30, 2009.

•	Escrow deposits for future real estate acquisitions of $5.5 million for the nine months ended September 30, 2008.

Cash Flows from Financing Activities

Net cash provided by financing activities were $254.2 million and $263.4 million for the nine months ended September 30, 2009 and 2008, respectively, and consisted of the following:

Primary Public Offering and Payment of Offering and Other Costs and Expenses

•

Net offering proceeds of $413.4 million related to our initial public offering for the nine months ended September 30, 2009 (excluding proceeds from our dividend reinvestment plan of $13.9 million and after payment of selling commissions, dealer manager fees and other organization and offering expenses of $47.8 million).

•

Net offering proceeds of $138.3 million related to our initial public offering for the nine months ended September 30, 2008 (excluding proceeds from our dividend reinvestment plan of $0.6 million and after payment of selling commissions, dealer manager fees and other organization and offering expenses of $17.5 million).

•	Payments to redeem common stock of $1.6 million for the nine months ended September 30, 2009.

Debt Financings

•

Net proceeds from notes payable of $14.1 million consisting of (i) borrowings totaling $10.3 million related to the Portfolio Mortgage Loan and (ii) loan draws of $3.8 million used to fund general cash management requirements for the nine months ended September 30, 2009.

•	Net proceeds from notes payable of $128.1 million related to borrowings for the purchase of real estate for the nine months ended September 30, 2008.

•	Principal paydowns of notes payable of $160.3 million for the nine months ended September 30, 2009.

•	Payments of deferred financing costs related to the financing of real estate of $0.6 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively.

Distributions Paid to Common Stockholders

•

Aggregate distributions declared of $27.2 million and net cash distributions paid of $10.7 million after giving effect to dividends reinvested by stockholders of $13.9 million for the nine months ended September 30, 2009.

•

Aggregate distributions declared of $1.0 million and net cash distributions paid of $0.3 million after giving effect to dividends reinvested by stockholders of $0.6 million for the nine months ended September 30, 2008.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies

Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio; however, given the current debt market environment, we may elect to forego the use of debt on some or all of our future real estate acquisitions. Management remains vigilant in monitoring the risks inherent in our portfolio and is taking actions to ensure that we are positioned to take advantage of the current conditions in the capital markets. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our ongoing initial public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing. As of September 30, 2009, our borrowings were approximately 15% of the cost of all our tangible assets (before depreciation or other noncash reserves).

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

The following is a summary of our contractual obligations as of September 30, 2009 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations (1)	$125,180	$5,000	$26,330	$—	$93,850
Interest payments on outstanding debt obligations (2)	25,460	1,706	11,163	11,074	1,517

(1) Amounts include principal payments only.

(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2009 (consisting of the contractual interest rate and the effect of interest rate floors). We incurred interest expense of $7.5 million, excluding amortization of deferred financing costs totaling $0.9 million, during the nine months ended September 30, 2009.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2009 are not indicative of those expected in future periods as we broke escrow in our ongoing initial public offering on June 24, 2008. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital and make future acquisitions, which would have a significant impact on our future results of operations. We commenced real estate operations on July 30, 2008 in connection with the acquisition of our first investment and during the three months ended September 30, 2008, we acquired two real estate properties. As of September 30, 2009, we owned four office properties, one office/flex property, two real estate loans receivable and one investment in CMBS. Therefore, our results of operations for the three and nine months ended September 30, 2008 are not comparable to the three and nine months ended September 30, 2009. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2008 versus the three months ended September 30, 2009

Rental income and tenant reimbursements increased from $1.8 million and $0.2 million, respectively, for the three months ended September 30, 2008 to $12.6 million and $2.2 million, respectively, for the three months ended September 30, 2009, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest income from our real estate loans receivable, calculated using the interest method, was $4.6 million for the three months ended September 30, 2009. Interest income included $1.4 million in accretion of purchase price discounts, net of amortization of closing costs. We did not own any real estate loans receivable as of September 30, 2008, and therefore, did not generate any interest income from real estate loans receivable for the three months ended September 30, 2008. We expect that interest income will be higher in future periods as a result of anticipated future acquisitions of real estate-related investments.

Interest income from real estate securities totaled $0.1 million for the three months ended September 30, 2009 and relates to our floating rate CMBS purchased on August 3, 2009.

Property operating costs increased from $0.5 million for the three months end September 30, 2008 to $3.1 million for the three months ended September 30, 2009. Real estate taxes and insurance increased from $0.1 million for the three months ended September 30, 2008 to $1.2 million for the three months ended September 30, 2009. The increase in property operating costs, real estate taxes and insurance was due to the growth in our real estate portfolio. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Asset management fees with respect to our real estate and real estate-related investments increased from $0.1 million for the three months ended September 30, 2008 to $1.2 million for the three months ended September 30, 2009 as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of September 30, 2008 and 2009 have been paid. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Real estate acquisition fees and expenses were $1.6 million for the three months ended September 30, 2009 and relate to the acquisition of one real estate property. Prior to January 1, 2009, costs related to the acquisition of real estate were capitalized.

General and administrative expenses increased from $0.3 million for the three months ended September 30, 2008 to $0.9 million for the three months ended September 30, 2009. These general and administrative costs consisted primarily of insurance premiums and professional fees. We expect general and administrative costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

Depreciation and amortization expenses increased from $1.0 million for the three months ended September 30, 2008 to $7.3 million for the three months ended September 30, 2009, primarily due to the growth in our real estate portfolio. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest expense increased from $0.6 million for the three months ended September 30, 2008 to $2.0 million for the three months ended September 30, 2009. Included in interest expense is the amortization of deferred financing costs of $0.1 million for the three months ended September 30, 2008 and $0.2 million for the three months ended September 30, 2009. The increase in interest expense is due to the increase in average principal outstanding during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

Other interest income decreased from $198,000 for the three months ended September 30, 2008 to $151,000 for the three months ended September 30, 2009, and consisted of interest earned on our cash and cash equivalent accounts. The decrease in other interest income is primarily due to the decrease in interest rates during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, which was partially offset by the increase in our average cash balance during the same periods. Other interest income in future periods will vary based on the interest rates earned on our cash and cash equivalent accounts and the level of cash on hand, which will depend in part on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2008 versus the nine months ended September 30, 2009

Rental income and tenant reimbursements increased from $1.8 million and $0.2 million, respectively, for the nine months ended September 30, 2008 to $34.4 million and $6.6 million, respectively, for the nine months ended September 30, 2009, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest income from our real estate loans receivable, calculated using the interest method, was $12.3 million for the nine months ended September 30, 2009. Interest income included $3.7 million in accretion of purchase price discounts, net of amortization of closing costs. We did not own any real estate loans receivable as of September 30, 2008, and therefore, did not generate any interest income from real estate loans receivable for the nine months ended September 30, 2008. We expect that interest income will be higher in future periods as a result of anticipated future acquisitions of real estate-related investments.

Interest income from real estate securities totaled $0.1 million for the nine months ended September 30, 2009 and relates to our floating rate CMBS purchased on August 3, 2009.

Property operating costs increased from $0.5 million for the nine months ended September 30, 2008 to $8.6 million for the nine months ended September 30, 2009. Real estate taxes and insurance increased from $0.1 million for the nine months ended September 30, 2008 to $3.1 million for the nine months ended September 30, 2009. The increase in property operating costs, real estate taxes and insurance was due to the growth in our real estate portfolio. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Asset management fees with respect to our real estate and real estate-related investments increased from $0.1 million for the nine months ended September 30, 2008 to $3.2 million for the nine months ended September 30, 2009 as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of September 30, 2008 and 2009 have been paid. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Real estate acquisition fees and expenses were $1.6 million for the nine months ended September 30, 2009 and relate to the acquisition of one real estate property. Prior to January 1, 2009, costs related to the acquisition of real estate were capitalized.

General and administrative expenses increased from $0.4 million for the nine months ended September 30, 2008 to $1.9 million for the nine months ended September 30, 2009. These general and administrative costs consisted primarily of insurance premiums and professional fees. We expect general and administrative costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

Depreciation and amortization expenses increased from $1.0 million for the nine months ended September 30, 2008 to $19.7 million for the nine months ended September 30, 2009, primarily due to the growth in our real estate portfolio. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest expense increased from $0.6 million for the nine months ended September 30, 2008 to $8.4 million for the nine months ended September 30, 2009. Included in interest expense is the amortization of deferred financing costs of $0.1 million for the nine months ended September 30, 2008 and $0.9 million for the nine months ended September 30, 2009. The increase in interest expense is due to increased borrowings related to the growth of our real estate portfolio. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

Other interest income increased from $0.2 million for the nine months ended September 30, 2008 to $0.5 million for the nine months ended September 30, 2009, and consisted of interest earned on our cash and cash equivalent accounts. The increase in other interest income is due to our higher average cash and cash equivalent balance. Other interest income in future periods will vary based on the interest rates earned on our cash and cash equivalent accounts and the level of cash on hand, which will depend in part on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. As of September 30, 2009, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through September 30, 2009, including shares issued through our dividend reinvestment plan, we have issued 79,194,023 shares in the offering for gross offering proceeds of $789.3 million and recorded organization and other offering costs of $10.7 million and selling commissions and dealer manager fees of $71.9 million.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$2,408	$(383)	$7,475	$(509)
Add:
Depreciation of real estate assets	2,571	284	7,180	284
Amortization of lease-related costs	4,731	677	12,474	677

FFO	$9,710	$578	$27,129	$452

Set forth below is additional information related to certain items included in net income (loss) above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Significant Items Included in Net Income (Loss):

•

Revenues in excess of actual cash received as a result of straight-line rent of $0.6 million and $1.6 million for the three and nine months ended September 30, 2009, respectively, and $0.1 million for the three and nine months ended September 30, 2008;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of approximately $1.4 million and $4.2 million for the three and nine months ended September 30, 2009, respectively, and approximately $0.1 million for the three and nine months ended September 30, 2008;

•

Interest income from the accretion of discounts on real estate loans receivable and real estate securities, net of amortization of closing costs, of $1.5 million and $3.8 million for the three and nine months ended September 30, 2009, respectively;

•

Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.2 million and $0.9 million for the three and nine months ended September 30, 2009, respectively, and approximately $0.1 million for the three and nine months ended September 30, 2008; and

•

Acquisition fees and expenses related to the purchase of real estate of approximately $1.6 million for the three and nine months ended September 30, 2009. Prior to January 1, 2009, acquisition fees and expenses related to the purchase of real estate were capitalized.

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions

During our offering stage, when we may raise capital in our ongoing initial public offering more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2009 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
			Cash	Reinvested	Total
First Quarter 2009	$6,117	$0.160	$2,258	$3,089	$5,347	$3,427
Second Quarter 2009	9,160	0.162	3,541	4,649	8,190	8,172
Third Quarter 2009	11,877	0.164	4,935	6,193	11,128	6,616

	$27,154	$0.486	$10,734	$13,931	$24,665	$18,215

(1) Distributions for the period from January 1, 2009 through September 30, 2009 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.

(2) Assumes share was issued and outstanding each day during the periods presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

For the nine months ended September 30, 2009, we paid aggregate distributions of $24.7 million, including $10.7 million of distributions paid in cash and $13.9 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2009 was $27.1 million and cash flow from operations was $18.2 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $18.2 million of current period operating cash flows, $2.7 million of operating cash reserves from prior periods and $3.8 million of debt financing. See the reconciliation of FFO to net income (loss) above.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook – Real Estate and Real Estate Finance Markets” and “Results of Operations,” herein, and the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC and the risks identified in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations or loans receivable; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A disclosure of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to our policies during 2009, except as follows:

Real Estate

Real Estate Acquisition Valuation

We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. Prior to January 1, 2009, real estate acquired in a business combination, consisting of land, buildings and improvements, was recorded at cost. We allocated the cost of tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) acquired in a business combination based on their estimated fair values. Beginning January 1, 2009, all assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values, acquisition costs are generally expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recorded to income tax expense. During the nine months ended September 30, 2009, we acquired one real estate asset in a business combination and expensed $1.6 million of acquisition costs.

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

Real Estate Securities

We classify our investment in real estate securities as available-for-sale, since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. This investment is carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, we may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.

On a quarterly basis, we evaluate our real estate securities for impairment. We review the projected future cash flows under these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on our quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flows is less than the present value previously estimated and the fair value of the securities is less than its amortized cost basis, an other-than-temporary impairment is deemed to have occurred.

When we hold an other-than-temporarily impaired security that we do not intend to sell and where it is not likely that we will be required to sell the security prior to the anticipated recovery of our amortized cost basis, we will separate the other-than-temporary impairment loss into a credit component and a component related to other factors (e.g., market fluctuations). We calculate the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

As of September 30, 2009, we determined that the amortized cost basis of our real estate securities approximates its fair value and did not record any unrealized holding gains or losses. We did not recognize other-than-temporary impairments on our real estate securities during the three and nine months ended September 30, 2009. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual impairment losses could materially differ from these estimates.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

When available, we utilize quoted market prices from an independent third-party source to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This update provides amendments to the ASC for the fair value measurement of liabilities. In circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. These amendments to the ASC are effective upon issuance and did not have a significant impact on our financial statements.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued. The accompanying consolidated financial statements were issued on November 11, 2009.

Status of the Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on April 22, 2008. As of November 4, 2009, we had sold 84,745,356 shares of common stock in the offering for gross offering proceeds of $844.4 million, including 1,908,978 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $18.1 million.

Distributions Paid

On October 15, 2009, we paid distributions of $4.1 million, which related to distributions declared for each day in the period from September 1, 2009 through September 30, 2009.

Distributions Declared

On October 23, 2009, our board of directors declared distributions based on daily record dates for the period from November 1, 2009 through November 30, 2009, which we expect to pay in December 2009. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

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

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2009, the fair value and carrying value of our fixed rate real estate loans receivable were $170.7 million and $129.3 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At September 30, 2009, the fair value of our fixed rate debt was $91.6 million and the carrying value of our fixed rate debt was $93.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2009. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt, loans receivable and real estate securities would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2009, we did not own any floating rate loans receivable but were exposed to market risks related to fluctuations in interest rates on $31.3 million of variable rate debt outstanding. Certain of our variable rate debt outstanding is subject to interest rate floors, whereby an increase or decrease in interest rates may have no impact on our future earnings and cash flows. Based on interest rates as of September 30, 2009, if interest rates were 100 basis points higher during the 12 months ended September 30, 2010, interest expense on our variable rate debt outstanding would increase by $0.3 million and if interest rates were 100 basis points lower during the 12 months ended September 30, 2010, interest expense on our variable rate debt outstanding would decrease by $0.1 million. Based on interest rates as of September 30, 2009, if interest rates were 100 basis points higher or lower during the 12 months ended September 30, 2010, income from our real estate securities would be increased or decreased by $0.1 million.

The weighted-average annual effective interest rate of our fixed rate real estate loans receivable at September 30, 2009 was 13.9%. The weighted-average annual effective interest rate represents the effective interest rate at September 30, 2009, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt at September 30, 2009 were 5.9% and 4.1%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2009 (consisting of the contractual interest rate and the effect of interest rate floors), using interest rate indices as of September 30, 2009 where applicable.

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

As of September 30, 2009, we had sold 79,194,023 shares of common stock for gross offering proceeds of $789.3 million, including 1,668,755 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $15.9 million. Also as of September 30, 2009, we had redeemed 161,275 of the shares sold in the offering for $1.6 million pursuant to our share redemption program. As of September 30, 2009, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$71,873	Actual
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	10,729	Actual

Total expenses	$82,602

From the commencement of our ongoing initial public offering through September 30, 2009, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $706.7 million, including net offering proceeds from our dividend reinvestment plan of $15.9 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of September 30, 2009, we have used the net proceeds from our ongoing primary public offering and debt financing to purchase $680.7 million in real estate and real estate-related investments, including $12.3 million of acquisition and origination fees and expenses.

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

During the nine months ended September 30, 2009, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2009	—	$0.00	(3)
February 2009	—	$0.00	(3)
March 2009	—	$0.00	(3)
April 2009	5,403	$9.99	(3)
May 2009	11,420	$9.98	(3)
June 2009	30,233	$9.61	(3)
July 2009	13,607	$9.79	(3)
August 2009	58,195	$9.85	(3)
September 2009	42,417	$9.38	(3)

Total	161,275

(1)	We announced adoption and commencement of the program on April 8, 2008 and an amendment to the program on May 13, 2009 (which amendment became effective on June 12, 2009).
(2)	Pursuant to the program, as amended, we currently redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years;

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years; and

•	Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price would be the amount paid to acquire the shares from us.

Notwithstanding the above, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. The share redemption program document states that we expect to establish an estimated value per share no later than three years after the completion of our offering stage; however, to assist broker-dealers who sell shares in our ongoing public offering meet their regulatory obligations, we currently expect to establish an estimated value per share no later than the expiration of the first 18-month period in which we do not sell shares in an equity offering. “Offering” for this purpose could include a public or private offering of equity securities but does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

(3)

We limit the dollar value of shares that may be redeemed under the program as described above. As of the October 30, 2009 redemption date, we had redeemed the number of shares that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan in 2008. In January 2010, this limitation will be re-set, and we will be able to redeem the number of shares that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan in 2009.

PART II. OTHER INFORMATION (CONTINUED)

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

a)	On July 14, 2009, we held our annual meeting of stockholders at The Island Hotel, Yorba Room, 690 Newport Center Drive, Newport Beach, California.

b)	Our stockholders elected the following individuals to the board of directors: Charles J. Schreiber, Jr., Peter McMillan III, Hank Adler, Barbara R. Cambon, and Stuart A. Gabriel, PhD.

c)	The number of votes cast for and votes withheld from each of the director nominees was as follows:

Name	Votes For	Votes Withheld
Charles J. Schreiber, Jr.	24,603,242	752,113
Peter McMillan III	24,611,803	743,552
Hank Adler	24,569,928	785,427
Barbara R. Cambon	24,580,564	774,791
Stuart A. Gabriel, PhD	24,596,923	758,432

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus dated April 30, 2009, Commission File No. 333-146341

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.3	Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus dated April 30, 2009, Commission File No. 333-146341

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

4.5	Amended and Restated Escrow Agreement, dated June 2, 2008 by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Markets Group LLC and First Republic Trust Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

10.1	Purchase and Sale Agreement (related to the acquisition of the Willow Oaks Corporate Center in Fairfax, Virginia) by and between COGNAC WILLOW OAKS, LLC, and KBS Capital Advisors LLC, effective as of August 5, 2009, incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.2	First Amendment to Purchase and Sale Agreement (related to the acquisition of the Willow Oaks Corporate Center in Fairfax, Virginia) by and between COGNAC WILLOW OAKS, LLC, and KBS Capital Advisors LLC, dated August 12, 2009, incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.3	Second Amendment to Purchase and Sale Agreement (related to the acquisition of the Willow Oaks Corporate Center in Fairfax, Virginia) by and between COGNAC WILLOW OAKS, LLC, and KBS Capital Advisors LLC, dated August 14, 2009, incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

10.4	Third Amendment to Purchase and Sale Agreement (related to the acquisition of the Willow Oaks Corporate Center in Fairfax, Virginia) by and between COGNAC WILLOW OAKS, LLC, and KBSII WILLOW OAKS, LLC, dated August 19, 2009, incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.5	Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC, and KBSII Willow Oaks, LLC, dated as of August 18, 2009, incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date: November 11, 2009	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date: November 11, 2009	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer