Form 10-K
period 2009-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2010-03-23
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, $0.01 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 65,459,670 shares of common stock held by non-affiliates at June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 19, 2010, there were 103,083,088 outstanding shares of common stock of the Registrant.

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

•

All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on
Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

KBS Real Estate Investment Trust II, Inc. (the “Company”) was formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and it intends to operate in such a manner. The Company intends to invest in a diverse portfolio of real estate and real estate-related investments. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership II, a Delaware limited partnership (the “Operating Partnership”), and their subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. KBS Capital Advisors, conducts our operations and manages our portfolio of real estate investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.

We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of December 31, 2009, we owned five real estate properties and two real estate loans receivable.

On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. From the commencement of the offering on April 22, 2008 through December 31, 2009, we had sold 93,347,044 shares of common stock for gross offering proceeds of $929.9 million, including 2,440,176 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $23.2 million. Also as of December 31, 2009, we had redeemed 199,883 of the shares sold in the offering for $1.9 million. We intend to use substantially all of the net proceeds from the ongoing initial public offering to invest in a diverse portfolio of real estate and real estate-related investments as described above.

Objectives and Strategies

Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return our stockholders’ capital contributions.

We believe that we can achieve these objectives by investing in and managing a diverse portfolio of real estate and real estate-related investments and by acquiring these investments through a combination of equity raised in our ongoing initial public offering and debt financing. We intend to diversify our portfolio by investment size, investment type, investment risk and geographic region. We intend to allocate between 60% and 70% of our portfolio to investments in core properties and allocate between 30% and 40% of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. Though these percentages represent our target portfolio, we will not forego a good investment because it does not precisely fit our expected portfolio composition and we may adjust our target portfolio based on real estate market conditions and investment opportunities. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Code”), the portfolio may consist of a greater percentage of real estate-related investments. The following chart illustrates the diversification of our investment portfolio as of December 31, 2009, across investment types based on the gross acquisition price of the investments (including acquisition and origination costs and fees):

2009 Investment Highlights

During 2009, we purchased:

•	one office property containing 570,038 rentable square feet located on approximately 11.4 acres of land in Fairfax, Virginia. The purchase price of this property was $112.2 million.

•

at a discount, two promissory notes secured by a first lien mortgage for $66.7 million plus closing costs. These promissory notes are two of six pari-passu participation interests created in connection with a first mortgage loan obtained by the borrower. The property securing the loan is a 53-story Class A office building containing 2,186,163 square feet located in lower Manhattan.

•	at a discount, AAA/Aaa rated commercial mortgage backed securities (“CMBS”) for $3.9 million, which we subsequently disposed of in 2009 for $4.2 million.

Real Estate Portfolio

Real Estate Investments

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

As of December 31, 2009, we owned five real estate properties. The real estate portfolio was comprised of four office properties and one office/flex property encompassing 2.0 million square feet. The following charts illustrate our geographic distribution based on total leased square feet and total annualized base rent:

We have a stable tenant base and we intend to increase the diversity of our tenant base as we continue to acquire properties in order to limit exposure to any one tenant or industry. As of December 31, 2009, our largest tenant, BASF Americas Corporation, represents 11.8% of our total annualized base rent. We had no other tenants that represent more than 10% of our total annualized base rent and our top ten tenants represent approximately 57% of our total annualized base rent. The chart below illustrates the diversity of tenant industries in our portfolio based on total annualized base rent:

* All others include any industry less than 2% of total.

As of December 31, 2009, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent(1) (in thousands)	Percentage of Annualized Base Rent
Manufacturing	3	$9,549	18%
Finance	11	9,182	17%
Computer Systems Design & Programming	4	7,616	14%
Legal Services	3	6,442	12%
Other Professional Services	6	6,132	11%

		$38,921	72%

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

The total cost of our real estate portfolio as of December 31, 2009 was $551.6 million. Our real estate portfolio accounted for 77% and 99% of total revenues for the years ended December 31, 2009 and 2008, respectively.

Real Estate-Related Investments

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

We also expect to invest in debt and equity securities. The debt securities in which we may invest include mortgage-backed securities, collateralized debt obligations and debt securities issued by other real estate companies. While we may invest in any of these debt-related investments, we expect that the majority of these investments would be CMBS. With respect to equity securities, we may purchase the common or preferred stock of REITs or other real estate companies or options to acquire their stock. We may target a public company that owns commercial real estate or real estate-related investments when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.

As of December 31, 2009, we owned two real estate loans receivable. The total cost of these two real estate loans receivable was $125.6 million and these investments accounted for 22% of total revenues for the year ended December 31, 2009.

Financing Objectives

We financed the majority of our real estate acquisitions with a combination of the proceeds we received from our initial public offering and debt. In addition, we purchased our real estate-related investments primarily with proceeds we received from our initial public offering. Debt financing was used to increase the amounts available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2009, the weighted-average interest rate on our debt was 5.4%.

We borrow funds at a combination of fixed and variable rates; at December 31, 2009, we had $93.9 million and $32.8 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2009 were 5.9% and 4.1%, respectively.

The following table shows the contractual maturities of our debt as of December 31, 2009:

Current Maturity
2010	$32,810
2011	—
2012	—
2013	—
2014	93,850
Thereafter	—

$126,660

Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our ongoing initial public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. We did not exceed our charter limitation on borrowings during any quarter of 2009. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2009, our borrowings were approximately 13% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

Market Outlook – Real Estate and Real Estate Finance Markets

During 2008 and 2009, significant and widespread concerns about credit risk and access to capital have been present in the global financial markets. Economies throughout the world have experienced substantially increased unemployment, sagging consumer confidence and a downturn in economic activity. In addition, the failure (and near failure) of several large financial institutions and the failures and expectations of additional failures of smaller financial institutions have led to increased levels of uncertainty and volatility in the financial markets and a continued skepticism in the general business climate.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has been experiencing deteriorating fundamentals across all major property types and in most geographic markets. In general, tenant defaults are on the rise, rental rates are falling, and demand for commercial real estate space in most markets is still contracting. These trends have created a highly competitive leasing environment that has resulted in downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and capital losses still to come.

Currently, benchmark interest rates, such as LIBOR, are near historic lows, allowing some borrowers with variable rate real estate loans to continue making debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. These low rates have benefitted borrowers with floating rate debt who have experienced lower revenues due to decreased occupancy or lower rental rates. Low short-term rates have allowed them to meet their debt obligations but the borrowers would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers will find it increasingly difficult to refinance these loans in the current underwriting environment.

Additionally, overall transaction volume for real estate acquisitions has declined dramatically across all property types. Lack of available credit and poor investor confidence have translated into generally declining real estate values and a corresponding rise in required investment returns and capitalization rates. Although many owners of real estate prefer not to be sellers in a declining market, the tight credit conditions and increased refinancing risk may force an increasing number of real property owners into distressed sales, or to otherwise consider liquidating their holdings in an effort to enhance liquidity on their own balance sheet. Following a prolonged period of inactivity, transaction activity has slowly increased and some measure of liquidity has began to make its way into the market; however, the volume is well below that seen just 18 months ago.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The CMBS market, formerly a significant source of liquidity and debt capital, was inactive for over a year and left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, new CMBS issuances and increased trading of legacy CMBS, both of which were spurred to varying degrees by the government’s Term Asset-Backed Securities Loan Facility program (“TALF”), coupled with the increased volume and relatively low cost of debt issuances over the past 12 months by public REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk slowly returns. Leasing activity in some markets has shown gradual improvement and the CMBS market has had success in issuing new transactions with attractive financing terms, creating a tempered optimism in the commercial real estate market. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

Despite certain recent positive economic indicators such as an improved stock market performance, and improved access to capital for some companies, the aforementioned economic conditions have sustained the ongoing global recession. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government is currently assessing a regulatory overhaul of the financial markets, including the banking, insurance and brokerage sectors. Increased disclosure requirements and changes to accounting principles involving the valuation of investments have also been a source of uncertainty. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Impact on Our Real Estate Investments

These market conditions have and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet their current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to sign new tenants, are expected to result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates may not remain at these historically low levels for the life of many of our investments.

Impact on Our Real Estate-Related Investments

Our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments have been impacted to some degree by the same factors impacting our real estate investments.

As of December 31, 2009, we had real estate loans receivable with a principal value of $209.5 million and a carrying value of $130.8 million, all of which are fixed rate and mature in 2017.

Impact on Our Financing Activities

In light of the risks associated with projected declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms on our existing indebtedness. As of December 31, 2009, we had debt obligations in the aggregate principal amount of $126.7 million. Short-term variable rate loans, representing $32.8 million of our total debt, mature within the next year, and a long-term fixed rate loan, representing the remaining $93.9 million of our total debt, matures in 2014. We intend to extend or refinance these mortgage loans upon their initial maturity dates.

Economic Dependency

We are dependent on our advisor and the dealer manager of our public offering for certain services that are essential to us, including the sale of our shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of our real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources. Our dealer manager, KBS Capital Markets Group LLC, is an affiliate of our advisor.

Competitive Market Factors

The United States commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities in commercial and office properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In addition, many of these entities have capital structures that allow them to make investments at higher prices than what we can prudently offer while still generating a return to their investors that is commensurate with the return we are seeking to provide our investors. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, tightened underwriting standards for financing have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our ongoing initial public offering. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

The success of our portfolio of real estate-related investments depends, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In acquiring and originating these investments, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

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

Industry Segments

We operate in two business segments. Our segments are based on our method of internal reporting which classifies operations by investment type: real estate and real estate-related. For financial data by segment, see Note 10 “Segment Information” in the notes to our consolidated financial statements filed herewith.

Available Information

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.kbsreitii.com, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

Continued disruptions in the financial markets and uncertain economic conditions could adversely impact the commercial mortgage market as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.

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

During 2008 and 2009, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. We cannot foresee when these markets will stabilize. This instability may interfere with the successful implementation of our business strategy.

Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to service our existing indebtedness, our ability to refinance or secure additional debt financing on attractive terms and the values of our investments.

Despite certain recent positive economic indicators such as an improved stock market performance and improved access to capital for some companies, the capital and credit markets continue to be affected by the extreme volatility and disruption during 2008 and 2009. Liquidity in the global credit market is severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We rely on debt financing to finance our properties and we expect to continue to use debt to acquire properties and possibly other real estate-related investments. As a result of the ongoing credit market turmoil, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or to dispose of some of our assets. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.

The continued disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments. These could have the following negative effects on us:

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

We rely upon our sponsors and the other real estate professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the institutional investors for whom KBS affiliates serve as investment advisors, also rely upon Messrs. Bren and Schreiber for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), which is managed by our advisor, relies upon Messrs. Bren, Hall, McMillan and Schreiber to actively manage its assets , and the other public KBS programs – KBS Strategic Opportunity REIT, Inc. (“KBS SOR”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) – rely or will rely on Messrs. Bren, Hall, McMillan and Schreiber to identify potential investment opportunities and to actively management their assets. To the extent that our sponsors and the other real estate professionals at our advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our ongoing initial public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our public offering and the competition from other entities that may be better positioned to acquire the types of properties and other investments we desire to purchase increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the distribution of cash distributions attributable to those particular properties. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property.

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

Our advisor was formed on October 18, 2004. KBS REIT I, which launched its initial public offering and commenced real estate operations in 2006, was the first publicly offered investment program sponsored by Messrs. Bren, Hall, McMillan and Schreiber and advised by KBS Capital Advisors. The private KBS-sponsored programs were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and they should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our limited operating history, our advisor’s limited operating history and the differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on KBS Capital Advisors to manage our operations and our portfolio of real estate and real estate-related assets. Our advisor has a limited operating history and it will depend upon the fees and other compensation that it will receive from us and the other public KBS-sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or our relationship with KBS Capital Advisors could hinder its ability to successfully manage our operations and our portfolio of investments.

Our dealer manager, KBS Capital Markets Group, has a limited operating history and our ability to implement our investment strategy is dependent, in part, upon the ability of KBS Capital Markets Group to successfully conduct our initial public offering, which makes an investment in us more speculative.

We have retained KBS Capital Markets Group, an affiliate of our advisor, to conduct our initial public offering. KBS Capital Markets Group has a limited operating history. The initial public offering of KBS REIT I, which commenced its initial public offering in January 2006 and ceased offering shares in its primary initial public offering on May 30, 2008, was the first offering conducted by our dealer manager. Our initial public offering, which commenced in 2008, is the second public offering conducted by our dealer manager. KBS Capital Markets Group is also acting as dealer manager for KBS SOR and KBS Legacy Partners Apartment REIT and will act as dealer manager for KBS REIT III. The success of our offering, and our ability to implement our business strategy, is dependent upon the ability of KBS Capital Markets Group to build and maintain a network of broker-dealers to sell our shares to their clients. If KBS Capital Markets Group is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source. If we fund distributions from financings, the net proceeds from our ongoing initial public offering or other sources, we will have less funds available for investment in properties and other real estate-related assets and the overall return to our stockholders may be reduced. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions in part with third-party borrowings and expect to utilize third party borrowings in the future, if necessary, to help fund distributions. We may also fund such distributions from advances from our advisor or sponsors, from our advisor’s deferral of its asset management fee, from the net proceeds from the sale of real estate and from the receipt of principal payments on our real estate-related investments. To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

The loss of or the inability to obtain key real estate and debt finance professionals at our advisor and key employees at our dealer manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, Charles J. Schreiber , Jr. and, through our dealer manager, Mike Crimmins, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Bren, Hall, McMillan, Schreiber, or Crimmins. Messrs. Bren, Hall, McMillan, Schreiber and Crimmins may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

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

Risks Related to Conflicts of Interest

KBS Capital Advisors and its affiliates, including all of our executive officers, some of our directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

•

whether we seek stockholder approval to internalize our management, which may entail acquiring assets (such as office space, furnishings and technology costs) and negotiating compensation for real estate, debt finance, management and accounting professionals at our advisor and its affiliates that may result in such individuals receiving more compensation from us than they currently receive from our advisor; and

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

KBS Capital Advisors faces conflicts of interest relating to the acquisition and origination of assets and leasing of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

We rely on our sponsors and other key real estate professionals at our advisor, including Peter M. Bren, Keith Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS SOR, KBS Legacy Partners Apartment REIT and KBS REIT III are also advised by KBS Capital Advisors and rely or will rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals as will future public KBS-sponsored programs. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As such, the other KBS-sponsored programs that are currently raising funds for investment and future programs all rely on many of the same group of real estate and debt finance professionals. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase real estate or any significant asset related to real estate unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions to our stockholders.

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

Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are generally not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing.

KBS Capital Advisors, the real estate and debt finance professionals assembled by our advisor, their affiliates and our officers will face competing demands relating to their time and this may cause our operations and our stockholders’ investment to suffer.

We rely on KBS Capital Advisors and the real estate and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane for the day-to-day operation of our business. KBS REIT I, KBS SOR, KBS Legacy Partners Apartment REIT and KBS REIT III are also advised by KBS Capital Advisors and rely or will rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals as will future public KBS-sponsored programs. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS-sponsored programs. In addition, Messrs. Bren and Schreiber are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane will face conflicts of interest in allocating their time among us, KBS REIT I, KBS SOR, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Capital Advisors and other KBS-sponsored programs and other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share many of the same real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If this occurs, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets and through KBS Capital Advisors and KBS Realty Advisors these persons serve as the advisor to KBS REIT I, KBS SOR, KBS Legacy Partners Apartment REIT, KBS REIT III and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Because other real estate programs offered through our dealer manager are conducting offerings concurrently with our offering, our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Our dealer manager, KBS Capital Markets Group, also acts as the dealer manager for the initial public offerings of KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT. Both KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT are raising capital in their respective public offerings concurrently with our offering. In addition, KBS REIT III and future KBS-sponsored programs may seek to raise capital through public offerings conducted concurrently with our offering. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and you will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

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

Because our independent directors are also independent directors of KBS REIT I, they receive compensation for service on the board of KBS REIT I. Like us, KBS REIT I pays each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). In addition, KBS REIT I reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

For the year ended December 31, 2009, the independent directors of KBS REIT I earned compensation as follows:

Independent Director	Compensation Earned in 2009(1)		Compensation Paid in 2009(1)

Hank Adler	$115,500	(2)	$118,496

Barbara Cambon	$111,500	(3)	$116,496

Stuart A. Gabriel, Ph.D	$112,000	(4)	$110,996

(1) Compensation Paid in 2009 includes meeting fees earned during 2008 but paid or reimbursed in 2009 as follows: Mr. Adler $10,333; Ms. Cambon $13,333; and Mr. Gabriel $6,333.

(2) This amount includes (i) fees earned for attendance at 12 board meetings, 12 conflicts committee meetings and six audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

(3) This amount includes (i) fees earned for attendance at 11 board meetings, 11 conflicts committee meetings and five audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

(4) This amount includes (i) fees earned for attendance at 12 board meetings, 12 conflicts committee meetings and six audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

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

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, we will not be deemed to be an “investment company” if:

•

we are not engaged primarily, nor hold ourselves out as being engaged primarily, nor propose to engage primarily, in the business of investing, reinvesting or trading in securities (the “Primarily Engaged Test”); and

•

we are not engaged and do not propose to engage in the business of investing, reinvesting, owning, holding or trading in securities and do not own or propose to acquire “investment securities” having a value exceeding 40% of the value of our total assets on an unconsolidated basis (the “40% Test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that we and our Operating Partnership satisfy both tests above. With respect to the 40% Test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the Primarily Engaged Test, we and our Operating Partnership are holding companies. Through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries.

We believe that most of the subsidiaries of our Operating Partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) The SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate” (“Qualifying Assets”); at least 80% of its assets in Qualifying Assets plus real estate-related assets (“Real Estate-Related Assets”); and no more than 20% of the value of its assets in other than Qualifying Assets and Real Estate-Related Assets (“Miscellaneous Assets”). To constitute a Qualifying Asset under this 55% requirement, a real estate interest must meet various criteria; therefore, certain of our subsidiaries are limited with respect to the value and nature of the assets that they may own at any given time.

If, however, the value of the subsidiaries of our Operating Partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our Operating Partnership, then we and our Operating Partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our Operating Partnership are “primarily engaged,” through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, majority-owned subsidiaries that rely on Section 3(c)(5)(C).

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, SEC staff interpretations with respect to various types of assets are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

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

Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, qualifying disability (as defined in the plan) or determination of incompetence (as defined in the plan). We limit the number of shares redeemed pursuant to the share redemption program as follows: (1) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice.

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

Notwithstanding the above, once we establish an estimated value per share of common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. The share redemption program document states that we expect to establish an estimated value per share no later than three years after the completion of our offering stage; however, to assist broker-dealers who sell shares in our ongoing public offering meet their regulatory obligations, we currently expect to establish an estimated value per share no later than the expiration of the first 18-month period in which we do not sell shares in a public equity offering. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership. The restrictions of our share redemption program severely limit our stockholders’ ability to sell their shares should they require liquidity and limit their ability to recover the value they invested.

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

The offering price of our shares was not established on an independent basis; the actual value of our stockholders’ investment may be substantially less than what they pay. We may use the most recent price paid to acquire a share in our offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

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

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, prepares annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, KBS Capital Advisors estimated the value of our common shares as $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our primary offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our ongoing public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.) Our charter does not restrict our ability to conduct offerings in the future, and if our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering.

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

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase shares in our public offering, our board may elect to (1) sell additional shares in future public offerings (including through the dividend reinvestment plan), (2) issue equity interests in private offerings, (3) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation or (4) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after our investors purchase shares in our initial public offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

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

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiation. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.

Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10 per share. With this limited exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

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

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax (including real and personal property tax law), real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

Any of the above factors, or a combination thereof, could result in a decrease in our cash flows from operations and a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investment.

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

Our investments in mortgage, mezzanine or other real estate loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in mortgage-backed securities and other real estate-related investments may be similarly affected by real estate property values. Therefore, our real estate-related investments will be subject to the risks typically associated with real estate, which are described above under the heading “—General Risks Related to Investments in Real Estate.”

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

We may acquire or originate subordinated loans and invest in subordinated mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

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

Risks Associated with Debt Financing

We obtain lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.

We may obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

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

High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the property when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.

We expect to use leverage in connection with our investments in real estate-related assets, which increases the risk of loss associated with this type of investment.

We may finance the acquisition and origination of certain real estate-related investments with warehouse lines of credit and repurchase agreements. In addition, we may engage in various types of securitizations in order to finance our loan originations. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

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

Our policies do not limit us from incurring debt until our borrowings would exceed 75% of the cost of our tangible assets (before deducting depreciation or other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2009, our borrowings were 13% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

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

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities – Market Information” of this annual report on Form 10-K. We can give no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

As of December 31, 2009, we owned five real estate properties consisting of four office properties and one office/flex property encompassing 2.0 million rentable square feet. The total cost of our real estate portfolio was $551.6 million. At December 31, 2009, our portfolio was approximately 98% leased and the average annualized base rent per square foot of our real estate portfolio was $28.18. The weighted-average remaining lease term of our real estate portfolio is 4.6 years. For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this annual report on Form 10-K.

Portfolio Lease Expirations

The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by average annualized base rent as of December 31, 2009:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	5	$18	0.1%	17,366	0.9%
2010	9	7,563	13.9%	277,451	14.4%
2011	5	2,556	4.7%	76,371	3.9%
2012	8	7,084	13.0%	252,003	13.1%
2013	5	2,473	4.6%	81,656	4.2%
2014	8	8,260	15.2%	291,965	15.1%
2015	6	12,171	22.4%	447,894	23.3%
2016	4	7,211	13.3%	224,971	11.7%
2017	1	519	1.0%	16,852	0.9%
2018	5	4,378	8.0%	183,991	9.6%
2019	2	2,066	3.8%	56,026	2.9%

Total	58	$54,299	100.0%	1,926,546	100.0%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2009, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

Our principal executive offices are located at 620 Newport Center Drive, Suite 1300, Newport Beach, CA 92660. Our telephone number, general facsimile number and website address are (949) 417-6500, (949) 417-6520 and http://www.kbsreitii.com, respectively.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 19, 2010, we had approximately 103.1 million shares of common stock outstanding held by a total of approximately 30,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the ongoing initial public offering of our common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, KBS Capital Advisors estimated the value of our common shares as $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our primary offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our ongoing public offering (ignoring purchase price discounts for certain categories of purchasers) or follow-on public offerings as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through this offering or follow-on public offerings – and have not done so for 18 months. If our board of directors determines that it is in our best interest, we may conduct follow-on public offerings upon the termination of this offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)

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

Distribution Information

We intend to authorize and declare distributions based on daily record dates that will be paid on a monthly basis. We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 2008. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

During 2008 and 2009, we declared distributions based on daily record dates for each day during the period commencing July 16, 2008 through December 31, 2009. Distributions for all record dates of a given month are paid approximately 15 days after month-end. Distributions declared during 2008 and 2009, aggregated by quarter, are as follows (dollars in thousands, expect per share amounts):

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$6,117	$9,160	$11,877	$14,118	$41,272
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on
Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$—	$—	$1,006	$3,935	$4,941
Total Per Share Distribution	$—	$—	$0.099	$0.164	$0.263
Annualized Rate Based on
Purchase Price of $10.00 Per Share	N/A	N/A	4.7%	6.5%	5.7%

The tax composition of our distributions declared for the years ended December 31, 2009 and 2008 was as follows:

	2009	2008
Ordinary Income	46%	10%
Return of Capital	54%	90%

Total	100%	100%

Our board of directors declared distributions based on daily record dates for the period from January 1, 2010 through January 31, 2010, which we paid on February 12, 2010, and declared distributions based on daily record dates for the period from February 1, 2010 through February 28, 2010, which we paid on March 15, 2010. Our board of directors has also declared distributions based on daily record dates for the period from March 1, 2010 through March 31, 2010, which we expect to pay in April 2010; distributions based on daily record dates for the period from April 1, 2010 through April 30, 2010, which we expect to pay in May 2010; and distributions based on daily record dates for the period from May 1, 2010 through May 31, 2010, which we expect to pay in June 2010. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for these periods are calculated based on stockholders of record each day during the distribution period at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On April 22, 2008, our Registration Statement on Form S-11 (File No. 333-146341), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on April 22, 2008 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of December 31, 2009, we had sold 93,347,044 shares of common stock in our ongoing initial public offering for gross offering proceeds of $929.9 million, including 2,440,176 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $23.2 million. Also as of December 31, 2009, we had redeemed 199,883 of the shares sold in the offering for $1.9 million pursuant to our share redemption program. As of December 31, 2009, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$83,997	Actual
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	12,001	Actual

Total expenses	$95,998

From the commencement of our ongoing initial public offering through December 31, 2009, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $833.9 million, including net offering proceeds from our dividend reinvestment plan of $23.2 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of December 31, 2009, we have used the net proceeds from our ongoing primary public offering and debt financing to purchase $680.7 million in real estate and real estate-related investments, including $12.3 million of acquisition and origination fees and expenses.

During the fiscal year ended December 31, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

•

The share redemption program limits the number of shares we may redeem during any calendar year to those that we could purchase with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

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

During the year ended December 31, 2009, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2009	—	$0.00	(3)
February 2009	—	$0.00	(3)
March 2009	—	$0.00	(3)
April 2009	5,403	$9.99	(3)
May 2009	11,420	$9.98	(3)
June 2009	30,233	$9.61	(3)
July 2009	13,607	$9.79	(3)
August 2009	58,195	$9.85	(3)
September 2009	42,417	$9.38	(3)
October 2009	38,608	$9.29	(3)
November 2009	—	$0.00	(3)
December 2009	—	$0.00	(3)

Total	199,883

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

Notwithstanding the above, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. The share redemption program document states that we expect to establish an estimated value per share no later than three years after the completion of our offering stage; however, to assist broker-dealers who sell shares in our ongoing public offering meet their regulatory obligations, we currently expect to establish an estimated value per share no later than the expiration of the first 18-month period in which we do not sell shares in a public equity offering. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

(3)

We limit the dollar value of shares that may be redeemed under the program as described above. As of the October 30, 2009 redemption date, we had redeemed the number of shares that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan in 2008. Effective January 2010, this limitation was re-set, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2009, we have $21.3 million available for redemption in 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2009, 2008, and 2007 and for the years ended December 31, 2009 and 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2009	2008	2007
Balance sheet data
Total real estate and real estate-related investments, net	$672,169	$512,495	$—
Total assets	953,868	572,862	200
Notes payable	126,660	271,446	—
Total liabilities	158,046	300,557	—
Redeemable common stock	21,260	1,921	—
Total stockholders’ equity	774,562	270,384	200

	For the Years Ended December 31,
	2009	2008
Operating data
Total revenues	$75,387	$14,087
Net income (loss)	12,419	(2,582)
Net income (loss) per common share - basic and diluted	0.20	(0.33)

Other data
Cash flows provided by operations	$29,937	$4,870
Cash flows used in investing activities	(181,717)	(495,535)
Cash flows provided by financing activities	368,992	547,074

Distributions declared	41,272	4,941

Distributions declared per common share (1)	0.650	0.263

Weighted-average number of common shares outstanding, basic and diluted	63,494,969	7,926,366

Reconciliation of funds from operations (2)
Net income (loss)	$12,419	$(2,582)
Depreciation of real estate assets	9,919	2,315
Amortization of lease-related costs	18,186	4,659
Gain on sale of real estate securities	(119)	—

FFO	$40,405	$4,392

(1) Distributions declared per common share assumes each share was issued and outstanding each day from July 16, 2008 through the last day of the period presented. Distributions for the period from July 16, 2008 through August 15, 2008 are based on daily record dates and calculated at a rate of $0.00054795 per share per day. Distributions for the period from August 16, 2008 through December 31, 2009 are based on daily record dates and calculated at a rate of $0.00178082 per share per day.

(2) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and among other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts’ (“NAREIT”) definition. Our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” preceding Part I.

Overview

We were formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and intend to operate in such a manner. We intend to invest in a diverse portfolio of real estate and real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. KBS Capital Advisors, conducts our operations and manages our portfolio of real estate investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.

We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of December 31, 2009, we owned five real estate properties and two real estate loans receivable.

On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. From the commencement of the offering on April 22, 2008 through December 31, 2009, we had sold 93,347,044 shares of common stock in our ongoing initial public offering for gross offering proceeds of $929.9 million, including 2,440,176 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $23.2 million. Also as of December 31, 2009, we had redeemed 199,883 of the shares sold in the offering for $1.9 million. We intend to use substantially all of the net proceeds from the ongoing initial public offering to invest in a diverse portfolio of real estate and real estate-related investments as described above.

Market Outlook – Real Estate and Real Estate Finance Markets

During 2008 and 2009, significant and widespread concerns about credit risk and access to capital have been present in the global financial markets. Economies throughout the world have experienced substantially increased unemployment, sagging consumer confidence and a downturn in economic activity. As a result of the decline in general economic conditions, the U.S. commercial real estate industry has been experiencing deteriorating fundamentals, including rental rates, tenant defaults, tenant demands and overall occupancy, across all major property types and in most geographic markets. This has created a highly competitive leasing environment which impacts our investments in real estate properties as well as the collateral securing a majority of our real estate-related investments. If these challenging economic conditions continue, our liquidity and financial condition (as well as the liquidity and financial condition of our tenants and borrowers) may be adversely affected. For further discussion of current market conditions, see Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets.”

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

As of December 31, 2009, we had real estate loans receivable with a principal value of $209.5 million and a carrying value of $130.8 million, all of which are fixed rate and mature in 2017.

Impact on Our Financing Activities

In light of the risks associated with projected declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of December 31, 2009, we had debt obligations in the aggregate principal amount of $126.7 million. Short-term variable rate loans, representing $32.8 million of our total debt, mature within the next year, and a long-term fixed rate loan, representing the remaining $93.9 million of our total debt, matures in 2014. We intend to extend or refinance these mortgage loans upon their initial maturity dates. See “—Subsequent Events — Investments and Financings Subsequent to December 31, 2009 — 100 & 200 Campus Drive Financing.”

Liquidity and Capital Resources

Our principal demand for funds during the short and long-term is and will be for the acquisition of properties, loans and other real estate-related investments; the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; and payments of distributions to stockholders. To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from our ongoing initial public offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate operations and real estate–related investments.

From June 2008 through December 2009, we raised significant funds through the issuance of common stock in our initial public offering. The proceeds from the issuance of common stock, net of organization and offering costs and selling commissions and dealer manager fees, were primarily used to acquire real estate and real estate-related investments. Proceeds from our dividend reinvestment plan were primarily used to fund redemptions of shares under our share redemption program and capital expenditures on our real estate investments. We anticipate receiving additional proceeds from the issuance of common stock and intend to continue making real estate and real estate-related investments using the proceeds from our ongoing initial public offering and debt financing. In addition, on February 26, 2010, we entered into a $64.6 million secured credit facility that will further enhance our liquidity.

We intend to refinance mortgage debt expiring in the near future with new, longer term mortgage financing. We also intend to continue to pay monthly distributions to our shareholders primarily from cash flows from operations. Timing differences arise between when we raise capital and when we acquire investments. Accordingly, we have and may continue to utilize short-term debt financing through the use of our credit facility to cover cash shortfalls related to distributions.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2009, our real estate portfolio was 98% leased and our bad debt reserve was less than 1% of annualized base rent. As of December 31, 2009, we had no tenants with rent balances outstanding for over 90 days. Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make their debt service payments. As of December 31, 2009, the borrowers under our real estate loans receivable were all current.

For the year ended December 31, 2009, our cash needs for acquisitions, capital expenditures and payment of debt obligations were met with the proceeds from our ongoing initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the year ended December 31, 2009 using a combination of cumulative cash flows from operations and debt financing. We believe that our cash on hand, proceeds from our ongoing initial public offering, cash flow from operations, availability under our credit facility and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

We commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. As of December 31, 2009, we owned five real estate properties and two real estate loans receivable. During the year ended December 31, 2009, net cash provided by operating activities was $29.9 million, compared to $4.9 million during the year ended December 31, 2008. Net cash from operations increased in 2009 primarily as a result of owning investments acquired in 2008 for an entire year as well as acquisitions of real estate and real estate-related investments in 2009. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Cash Flows from Investing Activities

Our cash used in investing activities will depend on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds. During the year ended December 31, 2009, net cash used in investing activities was $181.7 million consisting primarily of $112.2 million used for the acquisition of one real estate investment and $67.6 million cash used for the acquisition of one real estate loan receivable.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the year ended December 31, 2009, net cash provided by financing activities was $369.0 million and consisted of the following:

•

$533.0 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $61.5 million;

•	$16.6 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $21.3 million;

•	$1.9 million of cash used for redemptions of common stock; and

•

$145.5 million of net cash used in debt and other financings as a result of principal payments on notes payable of $160.3 million and payments of deferred financing costs of $0.7 million, partially offset by proceeds from notes payable of $15.5 million.

Contractual Commitments and Contingencies

In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may in the future utilize unsecured debt, to finance a portion of our investment portfolio; however, given the current debt market environment, we may elect to forego the use of debt on some or all of our future real estate acquisitions. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our ongoing initial public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of December 31, 2009, our borrowings were approximately 13% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement is in effect through May 21, 2010 and has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.

The following is a summary of our contractual obligations as of December 31, 2009 (in thousands):

Contractual Obligations	Total	Payments Due During the Years Ending December 31,
		2010	2011-2012	2013-2014	Thereafter
Outstanding debt obligations (1)	$126,660	$32,810	$—	$93,850	$—
Interest payments on outstanding debt obligations (2)	$23,796	$5,668	$11,074	$7,054	$—

(1) Amounts include principal payments only.

(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2009 (consisting of the contractual interest rate and the effect of interest rate floors). We incurred interest expense of $9.2 million, excluding amortization of deferred financing costs totaling $1.0 million, during the year ended December 31, 2009.

Results of Operations

Our results of operations for the years ended December 31, 2009 and 2008 are not indicative of those expected in future periods as we broke escrow in our ongoing initial public offering on June 24, 2008 and as of December 31, 2009 had not yet met our capital raise or investment goals. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital and make future acquisitions, which would have a significant impact on our future results of operations. We commenced real estate operations on July 30, 2008 in connection with the acquisition of our first investment. We acquired four real estate properties and one real loan receivable during the year ended December 31, 2008 and acquired one real estate property, one real estate loan receivable and an investment in CMBS during the year ended December 31, 2009. During the year ended December 31, 2009, we subsequently disposed of our interest in the CMBS investment. As of December 31, 2009, we owned four office properties, one office/flex property and two real estate loans receivable. Therefore, our results of operations for year ended December 31, 2009 are not directly comparable to the year ended December 31, 2008. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Rental income and tenant reimbursements increased from $14.1 million for the year ended December 31, 2008 to $58.3 million for the year ended December 31, 2009, primarily as a result of the growth in our real estate portfolio and holding the properties acquired in 2008 for an entire year. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest income from our real estate loans receivable, recognized using the interest method, increased from $21,000 for the year ended December 31, 2008 to $16.9 million for the year ended December 31, 2009, primarily as a result of the growth in our real estate loans receivable portfolio and holding the loan acquired on December 31, 2008 for an entire year. Interest income included $5.2 million and $6,000 in accretion of purchase price discounts, net of amortization of closing costs, for the years ended December 31, 2009 and 2008, respectively. We expect interest income to increase in future periods as a result of anticipated future acquisitions of real estate-related investments.

Interest income from real estate securities totaled $0.1 million for the year ended December 31, 2009 and relates to the floating rate CMBS we purchased on August 3, 2009. On November 16, 2009, we disposed of this investment and as a result, we recognized a gain of $0.1 million.

Property operating costs increased from $3.3 million for the year ended December 31, 2008 to $12.3 million for the year ended December 31, 2009. Real estate taxes and insurance increased from $0.9 million for the year ended December 31, 2008 to $4.5 million for the year ended December 31, 2009. The increase in property operating costs, real estate taxes and insurance was due to the growth in our real estate portfolio and holding the properties acquired in 2008 for an entire year. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Asset management fees with respect to our real estate and real estate-related investments increased from $0.9 million for the year ended December 31, 2008 to $4.5 million for the year ended December 31, 2009, as a result of the growth in our real estate and real estate-related investment portfolio and the amount of time we held these investments in 2009 as compared to 2008. All asset management fees incurred as of December 31, 2008 and 2009 have been paid. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Real estate acquisition fees and expenses were $1.5 million for year ended December 31, 2009 and relate to the acquisition of one real estate property. Prior to January 1, 2009, expenses and fees related to the acquisition of real estate were capitalized.

General and administrative expenses increased from $0.8 million for the year ended December 31, 2008 to $2.7 million for the year ended December 31, 2009. These general and administrative costs consisted primarily of insurance premiums and professional fees. We expect general and administrative costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

Depreciation and amortization expenses increased from $7.0 million for the year ended December 31, 2008 to $28.1 million for the year ended December 31, 2009, primarily due to the growth in our real estate portfolio and holding the properties acquired in 2008 for an entire year. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest expense increased from $4.3 million for the year ended December 31, 2008 to $10.2 million for the year ended December 31, 2009. Included in interest expense is the amortization of deferred financing costs of $0.5 million for the year ended December 31, 2008 and $1.0 million for the year ended December 31, 2009. The increase in interest expense is due to the increase in average principal outstanding during the year ended December 31, 2009 compared to the year ended December 31, 2008. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

Other interest income was $0.6 million for the years ended December 31, 2008 and 2009 and consisted of interest earned on our cash and cash equivalent accounts. Average interest rates earned on our cash and cash equivalent accounts decreased from the year ended December 31, 2008 to December 31, 2009. The decrease in interest rates was offset by the increase in our average cash balance during the same periods. Other interest income in future periods will vary based on the interest rates earned on our cash and cash equivalent accounts and the level of cash on hand, which will depend in part on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. As of December 31, 2009, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2009, including shares issued through our dividend reinvestment plan, we had issued 93,347,044 shares in the offering for gross offering proceeds of $929.9 million and recorded organization and other offering costs of $12.0 million and selling commissions and dealer manager fees of $84.0 million.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and among other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We compute FFO in accordance with the current NAREIT definition. Our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the years ended December 31, 2009 and 2008, respectively (in thousands):

	For the Years Ended December 31,
	2009	2008
Net income (loss)	$12,419	$(2,582)
Add:
Depreciation of real estate assets	9,919	2,315
Amortization of lease-related costs	18,186	4,659
Less:
Gain on sale of real estate securities	(119)	—

FFO	$40,405	$4,392

Set forth below is additional information related to certain items included in net income (loss) above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Income (Loss):

•	Revenues in excess of actual cash received as a result of straight-line rent of $2.2 million for the year ended December 31, 2009 and $0.6 million for the year ended December 31, 2008;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of $5.7 million for the year ended December 31, 2009 and $1.7 million for the year ended December 31, 2008;

•	Interest income from the accretion of discounts on real estate loans receivable and real estate securities, net of amortization of closing costs, of $5.3 million for the year ended December 31, 2009;

•

Interest expense from the amortization of deferred financing costs related to notes payable of approximately $1.0 million for the year ended December 31, 2009 and approximately $0.5 million for the year ended December 31, 2008; and

•

Acquisition fees and expenses related to the purchase of real estate of approximately $1.5 million for the year ended December 31, 2009. Prior to January 1, 2009, acquisition fees and expenses related to the purchase of real estate were capitalized.

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions

During our offering stage, when we may raise capital in our ongoing initial public offering more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows during 2009 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
			Cash	Reinvested	Total
First Quarter 2009	$6,117	$0.160	$2,258	$3,089	$5,347	$3,427
Second Quarter 2009	9,160	0.162	3,541	4,649	8,190	8,172
Third Quarter 2009	11,877	0.164	4,935	6,193	11,128	6,616
Fourth Quarter 2009	14,118	0.164	5,886	7,329	13,215	11,722

	$41,272	$0.650	$16,620	$21,260	$37,880	$29,937

(1) Distributions for the period from January 1, 2009 through December 31, 2009 are based on daily record dates and calculated at a rate of $0.00178082 per share per day.

(2) Assumes share was issued and outstanding each day during the periods presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

For the year ended December 31, 2009, we paid aggregate distributions of $37.9 million, including $16.6 million of distributions paid in cash and $21.3 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2009 was $40.4 million and cash flow from operations was $29.9 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $29.9 million of current period operating cash flows, $2.8 million of operating cash reserves from prior periods and $5.2 million of debt financing. See the reconciliation of FFO to net income (loss) above.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Business—Market Outlook — Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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

Revenue Recognition

We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

During the years ended December 31, 2009 and 2008, we recognized deferred rent from tenants of $2.2 million and $0.6 million, respectively. As of December 31, 2009 and 2008, the cumulative deferred rent balance was $2.8 million and $0.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including straight-line rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the year ended December 31, 2009, we reduced our bad debt reserve and recorded a net recovery of bad debt related to our tenant receivables of $5,000. We did not record any bad debt expense related to our deferred rent receivables during the year ended December 31, 2009.

Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

We recognize interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method. During the year ended December 31, 2009, we acquired and disposed of a AAA-rated CMBS. We recognized $0.1 million of interest income related to this security and recognized a gain on sale of $0.1 million during the year ended December 31, 2009.

We recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires us to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.

We recognize interest income on our cash and cash equivalents as it is earned and record such amounts as other interest income.

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases

These assessments have a direct impact on our net income, because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of these investments.

Real Estate Acquisition Valuation

We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. Prior to January 1, 2009, real estate acquired in a business combination, consisting of land, buildings and improvements, was recorded at cost. We allocated the cost of tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) acquired in a business combination based on their estimated fair values. Beginning January 1, 2009, all assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recorded to income tax expense. During the year ended December 31, 2009, we acquired one real estate asset in a business combination and expensed $1.5 million of acquisition costs.

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

Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. We did not record any impairment loss on our real estate and related intangible assets and liabilities during the years ended December 31, 2009 and 2008.

Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows could result in incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.

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

As of December 31, 2009, there was no loan loss reserve and we did not record any impairment losses related to the real estate loans receivable during the year ended December 31, 2009. However, in the future, we may experience losses from our investments in loans receivable requiring us to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

The reserve for loan losses is a valuation allowance that reflects our estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” in our consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio-based component and an asset-specific component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of our loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of an impaired loan are lower than the carrying value of that loan.

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, we assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.

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

When available, we utilize quoted market prices from an independent third-party source to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

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

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.

We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax years ending December 31, 2009, 2008, and 2007. As of December 31, 2009, returns for the calendar years 2007 and 2008 remain subject to examination by major tax jurisdictions.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on April 22, 2008. As of March 19, 2010, we had sold 103,686,200 shares of common stock in the offering for gross offering proceeds of $1.0 billion, including 3,321,455 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $31.6 million.

Distributions Paid

On January 15, 2010, we paid distributions of $5.0 million, which related to distributions declared for each day in the period from December 1, 2009 through December 31, 2009. On February 12, 2010, we paid distributions of $5.2 million, which related to distributions declared for each day in the period from January 1, 2010 through January 31, 2010, and on March 15, 2010, we paid distributions of $4.9 million, which related to distributions declared for each day in the period from February 1, 2010 through February 28, 2010.

Distribution Declaration

On January 15, 2010, our board of directors declared distributions based on daily record dates for the period from February 1, 2010 through February 28, 2010, which we paid on March 15, 2010, and distributions based on daily record dates for the period from March 1, 2010 through March 31, 2010, which we expect to pay in April 2010. On March 19, 2010, our board of directors declared distributions based on daily record dates for the period from April 1, 2010 through April 30, 2010, which we expect to pay in May 2010, and distributions based on daily record dates for the period from May 1, 2010 through May 31, 2010, which we expect to pay in June 2010. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Investments and Financings Subsequent to December 31, 2009

Tuscan Inn First Mortgage

On January 21, 2010, we, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $20.2 million (the “Tuscan Inn First Mortgage”) from a borrower unaffiliated with us or our advisor. The borrower used the proceeds from the loan to acquire a four-story, 221-room hotel located in San Francisco. The property includes a 68-car parking garage, 1,900 square feet of meeting facilities and a restaurant.

The Tuscan Inn First Mortgage matures on January 21, 2015. The annual effective interest rate of this investment is expected to be 8.5% and we receive interest-only payments during the term of the loan. The Tuscan Inn First Mortgage may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan.

Chase Tower First Mortgage

On January 25, 2010, we, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $59.2 million (the “Chase Tower First Mortgage”) from a borrower unaffiliated with us or our advisor. The borrower used the proceeds from the loan to acquire a 22-story Class A office tower located in Austin, Texas. The office tower contains 389,503 square feet and at January 1, 2010 was approximately 94% leased.

The Chase Tower First Mortgage matures on February 1, 2015. The annual effective interest rate of this investment is expected to be 8.4% and we receive interest-only payments for the first three years, followed by payments calculated using an amortization schedule of 30 years for the balance of the term. The Chase Tower First Mortgage may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan.

Acquisition of Pierre Laclede Center

On February 4, 2010, we, through an indirect wholly owned subsidiary, acquired two office buildings containing 579,846 rentable square feet located on approximately 5.1 acres of land in Clayton, Missouri (the “Pierre Laclede Center”). The seller is not affiliated with us or our advisor. The purchase price (net of closing adjustments) of the Pierre Laclede Center was $74.2 million plus closing costs. We funded the purchase of the Pierre Laclede Center with proceeds from our public offering, but may later place mortgage debt on the property.

The Pierre Laclede Center is located at 7701 and 7733 Forsyth Boulevard in Clayton, Missouri and consists of two office buildings that were built in 1964 and 1970, respectively. Currently, the Pierre Laclede Center is 95% leased to 64 tenants. None of the tenants in this property represent more than 10% of our portfolio’s annualized base rent.

Acquisition of One Main Place

On February 5, 2010, we, through an indirect wholly owned subsidiary, acquired a Class A office building containing 315,133 rentable square feet located on approximately 0.9 acres of land in Portland, Oregon (the “One Main Place”). The seller is not affiliated with us or our advisor. The purchase price (net of closing adjustments) of One Main Place was $54.4 million plus closing costs. We funded the purchase of One Main Place with proceeds from our public offering, but may later place mortgage debt on the property.

One Main Place is located at 101 SW Main Street in Portland, Oregon and was built in 1980. One Main Place is 99% leased to 39 tenants. None of the tenants in this property represent more than 10% of our portfolio’s annualized base rent.

Acquisition of Plano Business Park

On March 15, 2010, we, through an indirect wholly owned subsidiary, acquired three light industrial buildings containing 283,559 rentable square feet located on approximately 19.9 acres of land in Plano, Texas (the “Plano Business Park”). The seller is not affiliated with the us or our advisor. The purchase price of the Plano Business Park was $16.8 million plus closing costs. We funded the purchase of the Plano Business Park with proceeds from our public offering, but may later place mortgage debt on the property.

The Plano Business Park is located at 3801, 3901 and 4001 E. Plano Parkway in Plano, Texas and consists of three light industrial buildings that were built in 2001. Currently, the Plano Business Park is 94% leased to 7 tenants. None of the tenants in this property represent more than 10% of our portfolio’s annualized base rent.

Purchase Agreement for Hartman II

On March 19, 2010, we, through an indirect wholly owned subsidiary, entered into a purchase agreement to purchase an industrial building containing 261,799 rentable square feet located on approximately 23.3-acres of land in Austell, Georgia (“Hartman II”). The seller is not affiliated with us or our advisor. The purchase price of Hartman II is approximately $10.8 million plus closing costs. Pursuant to the purchase agreement, we would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit $0.3 million of earnest money. Hartman II is 100% leased to Nexen Tire America, Inc.

100 & 200 Campus Drive Financing

On February 26, 2010, we obtained a four-year mortgage loan with TD Bank, N.A. and US Bank National Association (collectively, the “Lenders”) for $64.6 million secured by the 100 & 200 Campus Drive Buildings (the “100 & 200 Campus Drive Mortgage Loan”). As of February 26, 2010, $20.0 million had been disbursed to us with the remaining loan balance available for future disbursements, subject to certain conditions set forth in the loan agreement. The 100 & 200 Campus Drive Mortgage Loan matures on February 26, 2014, with an option to extend the maturity date to February 26, 2015, subject to certain conditions. The 100 & 200 Campus Drive Mortgage Loan bears interest at a floating rate of 325 basis points over one-month LIBOR and monthly payments are interest only with the entire principal balance due at maturity, assuming no prior prepayment. We have entered into interest rate swap agreements with the Lenders on the initial $20.0 million funded, which effectively fix the interest rate at approximately 5.55% through the initial term of the loan. We will be required to enter future interest rate swap agreements if the amount drawn on the loan and not subject to a swap is equal or greater than $10.0 million. The 100 & 200 Campus Drive Mortgage Loan may be prepaid in whole or in part at any time without penalty, subject to certain conditions.

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

The table below summarizes the book values and the weighted-average interest rates of our real estate loans receivable and notes payable for each category as of December 31, 2009 based on the maturity dates (dollars in thousands):

	Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total Book Value	Fair Value
Assets
Loans receivable	$—	$—	$—	$—	$—	$130,801	$130,801	$174,387
Weighted-average annual effective interest rate (1)	—	—	—	—	—	14.1%	14.1%
Liabilities
Notes payable
Fixed rate	$—	$—	$—	$—	$93,850	$—	$93,850	$92,490
Average interest rate	—	—	—	—	5.9%	—	5.9%
Variable rate	$32,810	$—	$—	$—	$—	$—	$32,810	$32,795
Weighted-average interest rate (2)	4.1%	—	—	—	—	—	4.1%

(1) The weighted-average annual effective interest rate represents the effective interest rate at December 31, 2009, using the interest method, that we use to recognize interest income on our real estate loans receivable.

(2) The weighted-average interest rate represents the actual interest rate in effect at December 31, 2009 (consisting of the contractual interest rate and the effect of interest rate floors), using interest rate indices as of December 31, 2009, where applicable.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2009, the fair value and carrying value of our fixed rate real estate loans receivable were $174.4 million and $130.8 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At December 31, 2009, the fair value of our fixed rate debt was $92.5 million and the carrying value of our fixed rate debt was $93.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2009. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2009, we did not own any floating rate loans receivable but were exposed to market risks related to fluctuations in interest rates on $32.8 million of variable rate debt outstanding. Certain of our variable rate debt outstanding is subject to interest rate floors, whereby an increase or decrease in interest rates may have no impact on our future earnings and cash flows. Based on interest rates as of December 31, 2009, if interest rates were 100 basis points higher during the 12 months ending December 31, 2010, interest expense on our variable rate debt outstanding would increase by $0.3 million and if interest rates were 100 basis points lower during the 12 months ending December 31, 2010, interest expense on our variable rate debt outstanding would decrease by $12,000.

The weighted-average annual effective interest rate of our fixed rate real estate loans receivable at December 31, 2009 was 14.1%. The weighted-average annual effective interest rate represents the effective interest rate at December 31, 2009, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2009 were 5.9% and 4.1%, respectively. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2009 (consisting of the contractual interest rate and the effect of interest rate floors), using interest rate indices as of December 31, 2009 where applicable.

For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1, “Business – Market Outlook” and Part I, Item 1A, “Risk Factors.”

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Information Regarding Our Amended and Restated Dividend Reinvestment Plan

On March 19, 2010, our board of directors approved an amended and restated dividend reinvestment plan, which will be effective upon 10 days notice to participants. Pursuant to the amended and restated dividend reinvestment plan, until we establish an estimated value per share of common stock that is not based on the price to acquire a share of common stock in our initial public offering or a follow-on public offering, plan participants will acquire common stock at a price of $9.50 per share. Upon our announcement in a public filing with the SEC that we have established an estimated value per share of common stock that is not based on the price to acquire common stock in our primary offering or a follow-on public offering, plan participants will acquire shares of common stock at a price equal to the estimated value per share of our common stock.

We expect to establish an estimated value per share of common stock that is not based on the price to acquire a share of common stock in our initial public offering or a follow-on public offering after the completion of our offering stage and to provide updated estimates of the per share value of our common stock from time to time thereafter. Our offering stage will be complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. For the purpose of determining when our offering stage is complete, “public equity offerings” do not include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan, or the redemption of interests in our Operating Partnership.

The amended and restated dividend reinvestment plan also provides a special termination provision for plan participants after we publicly announce a new estimated value per share. Under the amended and restated plan, a participant may terminate participation in the dividend reinvestment plan at any time by delivering written notice to us. To be effective for any distribution, such notice must be received by us at least 10 business days prior to the last day of the month to which the distribution relates. In addition, and notwithstanding the preceding sentence, if we publicly announce in a filing with the SEC a new estimated value per share of our common stock, then a participant shall have no less than two business days after the date of such announcement to notify us in writing of the participant’s termination of participation in the dividend reinvestment plan, and the participant’s termination will be effective for the next date shares are purchased under the dividend reinvestment plan.

We also amended the notice provision of the dividend reinvestment plan to provide that we may amend or terminate the dividend reinvestment plan for any reason upon 10 days notice to the participants. We may provide this notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants.

As of the quarter ended December 31, 2009, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age	Year First Became a Director
Peter M. Bren	President	76	N/A
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	58	2007
Peter McMillan III	Executive Vice President, Treasurer, Secretary and Director	52	2007
Keith D. Hall	Executive Vice President	51	N/A
David E. Snyder	Chief Financial Officer	39	N/A
Stacie K. Yamane	Chief Accounting Officer	45	N/A
Hank Adler	Director	63	2008
Barbara R. Cambon	Director	56	2008
Stuart A. Gabriel	Director	56	2008

Peter M. Bren is our President, a position he has held since our inception in 2007. He is also the President of our advisor, KBS Capital Advisors, and the President of KBS REIT I, KBS REIT III and KBS Legacy Partners Apartment REIT. Mr. Bren has served as President of these entities since their formations in 2004, 2005, 2009 and 2009, respectively. Mr. Bren is also a sponsor of KBS Strategic Opportunity REIT, which was formed in 2008. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of our ongoing public offering. Messrs. Bren and Schreiber are the managers of our advisor, although all four of our sponsors actively participate in the management and operations of our advisor.

Mr. Bren is also a principal of KBS Realty Advisors LLC and Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, has been involved in the investment in or management of over $10.9 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, and the investors in us and KBS REIT I.

Peter Bren oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ business activities, including the acquisition, management and disposition of assets. He is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us. Mr. Bren is also responsible for investor relationships. Through KBS-affiliated entities, Mr. Bren has teamed with Mr. Schreiber since 1992 to acquire, manage, develop and sell high-quality U.S. commercial real estate assets for institutional investors.

Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 16 years as the President of The Bren Company; a former Senior Partner of Lincoln Property Company; President of Lincoln Property Company, Europe; and Chairman of the Board and President of KBS Realty Advisors and KBS Capital Advisors. Mr. Bren is also a founding member of The Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management.

Charles J. Schreiber, Jr. is the Chairman of our Board of Directors and our Chief Executive Officer, positions he has held since our inception in 2007. He is also the Chief Executive Officer of our advisor and the Chairman of the Board and Chief Executive Officer of KBS REIT I and KBS REIT III. Mr. Schreiber has served in these positions for these entities since their formations in 2004, 2005 and 2009, respectively. He is also a sponsor of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, which were formed in 2008 and 2009, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of our ongoing public offering. Messrs. Bren and Schreiber are the managers of our advisor, although all four of our sponsors actively participate in the management and operations of our advisor.

Mr. Schreiber is also a principal of KBS Realty Advisors LLC and Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, has been involved in the investment in or management of over $10.9 billion of real estate investments on behalf of institutional investors and the investors in us and KBS REIT I.

As Chief Executive Officer of KBS Capital Advisors and KBS Realty Advisors, Mr. Schreiber oversees all operations of the companies, including the acquisition and management of individual investments for KBS-advised investors and their portfolios of income-producing real estate assets. He directs all facets of the company’s business activities. He is also a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us. Mr. Schreiber is also responsible for investor relationships.

Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 35 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 16 years. Prior to teaming with Mr. Bren in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.

Mr. Schreiber graduated from the University of Southern California with a Bachelor’s Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly-formed Real Estate Department in the USC Graduate School of Business. He is currently an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development.

Our Board of Directors has concluded that Mr. Schreiber is qualified to serve as one of our directors and the Chairman of our Board for reasons including his extensive industry and leadership experience. With 35 years of real estate experience and 16 years of experience with debt-related investments, Mr. Schreiber has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning, and dispositions. As our Chief Executive Officer and a principal of our external adviser, Mr. Schreiber is best-positioned to provide the Board of Directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, Mr. Schreiber brings to the Board demonstrated management and leadership ability.

Peter McMillan III is our Executive Vice President, Treasurer, Secretary and one of our directors, positions he has held since our inception in 2007. He is Executive Vice President, Treasurer, Secretary and a director of KBS REIT I and KBS REIT III, positions he has held since 2005 and 2009, respectively. In addition, Mr. McMillan is President and Chairman of the Board of KBS Strategic Opportunity REIT and Executive Vice President of KBS Legacy Partners Apartment REIT, positions he has held since the respective formations of these entities in 2008 and 2009. Mr. McMillan also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of our ongoing public offering.

Mr. McMillan is a co-founder and the Managing Partner of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. McMillan served as the Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a director of Steinway Musical Instruments, Inc. and Metropolitan West Funds.

Our Board of Directors has concluded that Mr. McMillan is qualified to serve as one of our directors for reasons including his expertise in real estate finance and with real estate-related investments. With over 25 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct the Board of Directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, Steinway Musical Instruments, Inc., Metropolitan West Funds and us provide him with an understanding of the requirements of serving on a public company board.

Keith D. Hall is our Executive Vice President, a position he has held since our inception in 2007. He is also the Executive Vice President of KBS REIT I and KBS REIT III and Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since the respective formations of these entities in 2005, 2009 and 2008. Mr. Hall is also a sponsor of KBS Legacy Partners Apartment REIT, which was formed in 2009. Mr. Hall also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of our ongoing public offering.

Mr. Hall is a co-founder of Willowbrook Capital Group, LLC, an asset management company. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed CSFB’s distribution strategy and business development for the Principal Transaction Group’s $18 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CSFB in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6 billion annual pipeline of fixed-income, commercial mortgage-backed securities. Mr. Hall spent the 1980s as a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.

David E. Snyder is our Chief Financial Officer, a position he has held since December 2008. He is also the Chief Financial Officer of KBS REIT I and KBS REIT III, positions he has held since December 2008 and 2009, respectively. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, which were formed in 2008 and 2009, respectively. In addition, in late November 2008, Mr. Snyder was appointed Chief Financial Officer of KBS Capital Advisors. He is also a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.

From January 1998 to May 2008, Mr. Snyder was at Nationwide Health Properties, Inc. (“NHP”), a real estate investment trust specializing in healthcare related property. He served as the Vice President and Controller from July 2005 to February 2008 and Controller from January 1998 to July 2005. At NHP, Mr. Snyder was responsible for internal and external financial reporting, Sarbanes-Oxley compliance, budgeting, debt compliance, negotiation and documentation of debt and equity financing and the negotiation of acquisition and leasing documentation. In addition, Mr. Snyder was part of the senior management team that approved investments, determined appropriate financing and developed strategic goals and plans. As part of his investment and financing responsibilities, Mr. Snyder participated in the origination, modification and refinancing of mortgage loans made to customers, mortgages obtained on real estate and unsecured credit facilities.

Mr. Snyder was an adjunct accounting professor at Biola University from 1998 to 2005, teaching courses in auditing and accounting. He was the director of financial reporting at Regency Health Services, Inc., a skilled nursing provider, from November 1996 to December 1997. From October 1993 to October 1996, Mr. Snyder worked for Arthur Andersen LLP. Mr. Snyder received a Bachelor of Arts Degree in Business Administration with an emphasis in Accounting from Biola University in La Mirada, California. Mr. Snyder is a Certified Public Accountant.

Stacie K. Yamane is our Chief Accounting Officer and has served in that capacity since October 2008. From our inception in 2007 until December 2008, Ms. Yamane served as our Chief Financial Officer. She also held the position of Controller from 2007 until October 2008. Ms. Yamane is also the Fund Controller of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT III and KBS Legacy Partners Apartment REIT. She has been an officer of these entities since their formations in 2004, 2005, 2009 and 2009, respectively. In August 2009, she was also appointed Chief Accounting Officer of KBS Strategic Opportunity REIT.

In addition, Ms. Yamane serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/ Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, Ms. Yamane is responsible for client accounting/ reporting for four real estate portfolios. These portfolios consist of industrial, office and retail properties as well as land parcels. Ms. Yamane works closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assists in the supervision and management of KBS Realty Advisors’ accounting department.

Prior to joining an affiliate of KBS Realty Advisors in February of 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented under the U.S. generally accepted accounting principles (“GAAP”) basis, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences at KBS and Kenneth Leventhal & Company give her 20 years of real estate experience.

Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).

Hank Adler is one of our independent directors. Professor Adler is also an independent director of KBS REIT I. He is currently an Assistant Professor of Accounting at Chapman University. Prior to his retirement from Deloitte & Touche, LLP in 2003, Professor Adler was a partner with that firm where he had been employed for over 30 years. He specialized in tax accounting and served as client service and tax partner for a variety of public and private companies. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of California, Los Angeles. Professor Adler currently serves on the board of directors, compliance committee and as chairman of the audit committee of Corinthian Colleges, Inc. From 1998 to 2007, he also chaired the Toshiba Senior Classic charity event, a PGA Senior Tour championship event. In the 1990s, he served on the board of trustees and as President of the Irvine Unified School District. From 1994 to 2006, he served on the board of directors of Hoag Hospital Memorial Presbyterian.

Our Board of Directors has concluded that Professor Adler is qualified to serve as one of our independent directors and as the chair of our audit committee for reasons including his extensive experience in public accounting. With over 30 years at one of the big four accounting firms, Professor Adler brings to our Board critical insights to and an understanding of the accounting principles and financial reporting rules and regulations affecting our company. His expertise in evaluating the financial and operational results of public companies and overseeing the financial reporting process makes him a critical member of our Board of Directors and our audit committee. In addition, as a director of KBS REIT I, Corinthian Colleges, Inc. and us, Professor Adler is well aware of the corporate governance and regulatory issues facing public companies.

Barbara R. Cambon is one of our independent directors. Ms. Cambon is also an independent director of KBS REIT I. Since October 2003, she has served as a Managing Member of Snowcreek Management LLC, a real estate asset-management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provides asset management services to an institutional partnership investment in residential real estate development. She has been in the real estate investment business for 25 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002 she also served as Chief Operating Officer of Colony. Prior to joining Colony in 1999, Ms. Cambon was President and Founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past Director and Chairman of the Board of the Pension Real Estate Association and past Director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the board of directors and on the audit and corporate governance committees of BioMed Realty Trust, Inc., on the board of Neighborhood Bancorp and on the University of San Diego Burnham-Moores Real Estate Institute Policy Advisory Board. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.

Our Board of Directors has concluded that Ms. Cambon is qualified to serve as one of our independent directors and as the chair of our conflicts committee for reasons including her expertise in real estate investment and management. Ms. Cambon’s 25 years of experience investing in, managing and disposing of real estate on behalf of investors give her a wealth of knowledge and experiences from which to draw in advising our company. As a managing member of her own real estate asset-management company, Ms. Cambon is acutely aware of the operational challenges facing companies such as ours. Further, her service on the boards of KBS REIT I and BioMed Realty Trust, Inc., both public REITs, gives her additional perspective and insight into large public real estate companies such ours.

Stuart A. Gabriel, Ph.D. is one of our independent directors. Professor Gabriel is also an independent director of KBS REIT I. On June 1, 2007, Professor Gabriel was appointed Director and Arden Realty Chair at the Richard S. Ziman Center for Real Estate and Professor of Finance in the Anderson School of Management at the University of California, Los Angeles. Prior to joining UCLA he was Director and Lusk Chair in Real Estate at the Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1994 to 2007. In 2004, he was elected President of the American Real Estate and Urban Economics Association. Professor Gabriel serves on the editorial boards of Journal of Real Estate Finance and Economics, Journal of Housing Economics, Housing Policy Debate, Real Estate Finance and Journal of Real Estate Research. He is also a Fellow of the Homer Hoyt Institute for Advanced Real Estate Studies. Professor Gabriel has published extensively on topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of structured finance products, including credit default swaps, mezzanine loan participations, B-Notes, commercial mortgage-backed securities and collateralized debt obligations. Also, he has received a number of awards at USC for outstanding graduate teaching. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. Prior to joining the USC faculty in 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.

Our Board of Directors has concluded that Professor Gabriel is qualified to serve as one of our independent directors for reasons including his extensive knowledge and understanding of the real estate and finance markets and real estate finance products. As a professor of real estate finance and economics, Professor Gabriel brings unique perspective to our Board. His years of research and analysis of the real estate and finance markets make Professor Gabriel well-positioned to advise us with respect to our investment and financing strategy. This expertise also makes him an invaluable resource for assessing and managing risks facing our company. Through his experience as a director of us and KBS REIT I, he also has an understanding of the requirements of serving on a public company board.

The Audit Committee

Our board has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The members of the audit committee are Hank Adler (Chairman), Barbara R. Cambon and Stuart A. Gabriel. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that Professor Adler satisfies the SEC’s requirements for an “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this Annual Report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2009.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsreitii.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, KBS Capital Advisors, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence – Certain Transactions with Related Persons” for a discussion of the fees paid to KBS Capital Advisors and its affiliates.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. Four of our executive officers, Messrs. Bren, Hall, McMillan and Schreiber, manage and control our advisor, and through the advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2009.

Name	Fees Earned or Paid in Cash in 2009	All Other Compensation	Total
Hank Adler	$101,330	$—	$101,330
Barbara R. Cambon	100,330	—	100,330
Stuart A. Gabriel	98,830	—	98,830
Peter McMillan III (1)	—	—	—
Charles J. Schreiber, Jr. (1)	—	—	—

(1) Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation

We pay each of our independent directors:

•	an annual retainer of $40,000;

•	$2,500 for each board meeting attended;

•	$2,500 for each committee meeting attended (committee chairpersons receive an additional $500 per committee meeting for serving in that capacity);

•	$2,000 for each teleconference meeting of the board; and

•	$2,000 for each teleconference meeting of any committee (committee chairpersons receive an additional $1,000 per teleconference committee meeting for serving in that capacity).

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table shows, as of March 19, 2010, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage
Hank Adler	—		—
Peter M. Bren	20,000	(3)		*
Barbara R. Cambon	—		—
Stuart A. Gabriel	—		—
Keith D. Hall	20,000	(3)		*
Peter McMillan III	20,000	(3)		*
Charles J. Schreiber, Jr.	20,000	(3)		*
David E. Snyder	—		—
Stacie K. Yamane	—		—
All officers and directors as a group	20,000	(3)		*

*	Less than 1% of the outstanding common stock.
(1)	The address of each named beneficial owner is c/o KBS Real Estate Investment Trust II, Inc., 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.
(2)	None of the shares are pledged as security.
(3)	Includes 20,000 shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee and the conflicts committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The board of directors has determined that Hank Adler, Barbara R. Cambon and Stuart A. Gabriel each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received any compensation from us or any such other entities except for compensation directly related to service as a director. Therefore, we believe that all of these directors are independent directors.

Our Policy Regarding Transactions with Related Persons

Our charter requires our conflicts committee, which consists of all of our independent directors, to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to a designated compliance officer, currently our chief financial officer, or, if the compliance officer is affected by the conflict, directly to the Chairman of our conflicts committee.

Certain Transactions with Related Persons

Our Relationship with KBS Capital Advisors. Our executive officers, Peter M. Bren and Charles J. Schreiber, Jr., indirectly own a controlling interest in and are the managers of KBS Capital Advisors, our advisor. Two other of our executive officers, Peter McMillan III and Keith D. Hall, also indirectly own an ownership interest in our advisor. Messrs. Bren, Hall, McMillan and Schreiber all actively participate in the management and operations of the advisor and, collectively, indirectly own 100% of our advisor. Since our inception, our advisor has provided day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

•	acquiring properties and other investments on our behalf;

•	sourcing and structuring our loan originations;

•	arranging for financing and refinancing of properties and our other investments;

•

formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;

•	engaging and supervising our agents;

•	performing administrative services and maintaining our accounting; and

•	assisting us with our regulatory compliance.

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring May 21, 2010 subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2009 through the most recent date practicable, which was February 28, 2010, we have compensated our advisor as set forth below.

Our advisor or its affiliates may pay some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our advisor for these costs, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our ongoing public offering as of the date of the reimbursement. In addition, our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds. From January 1, 2009 through February 28, 2010, our advisor incurred approximately $3.1 million of organization and offering expenses on our behalf and has been reimbursed by us for approximately $3.0 million of such costs.

We incur acquisition fees payable to our advisor equal to 0.75% of the cost of our acquired investments, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, in lieu of an acquisition fee we pay our advisor an origination fee equal to 1.0% of the amount funded by us to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investment and any debt we use to fund the acquisition or origination of the loan. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. Acquisition fees and origination fees from January 1, 2009 through February 28, 2010 totaled approximately $1.8 million and $1.5 million, respectively. All acquisition and origination fees incurred as of February 28, 2010 have been paid.

In addition to acquisition and origination fees, we reimburse our advisor for amounts that it pays in connection with the selection, acquisition or development of a property or the selection and acquisition or origination of a real estate-related investment, whether or not we ultimately acquire the asset. From January 1, 2009 through February 28, 2010, our advisor and its affiliates did not incur any such costs on our behalf.

For asset management services, we pay our advisor a monthly fee. With respect to investments in real estate, we pay the advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we pay the advisor a monthly fee calculated, each month, as one twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition or origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. From January 1, 2009 through February 28, 2010, our asset management fees totaled $5.4 million, all of which has been paid as of February 28, 2010.

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We do not, however, reimburse our advisor for personnel costs in connection with services for which our advisor receives acquisition, origination or disposition fees (though we may reimburse travel and communication expenses). Although the advisor has the right to seek reimbursement for our allocable share of its employee costs, to date it has not done so. From January 1, 2009 through February 28, 2010, our advisor and its affiliates did not incur any operating expenses on our behalf.

Our Relationship with KBS Capital Markets Group. Four of our executive officers, Messrs. Bren, Hall, McMillan and Schreiber, indirectly own 100% of KBS Capital Markets Group, the dealer manager for our ongoing public offering. On April 22, 2008, upon the launch of our public offering, we entered into an agreement with our dealer manager, pursuant to which our dealer manager is entitled to receive selling commissions and a dealer manager fee of up to 9.5% of the gross offering proceeds (except that no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). The selling commissions are subject to reduction for volume discount sales and sales through certain distribution channels. Also, a reduced dealer manager fee is paid with respect to certain volume discount sales. The dealer manager reallows 100% of selling commissions to broker-dealers participating in the public offering. From its dealer manager fee, KBS Capital Markets Group may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2009 through February 28, 2010, we incurred selling commissions of $37.8 million, of which 100% was reallowed to participating broker-dealers. From January 1, 2009 through February 28, 2010, we incurred dealer manager fees of $23.1 million, of which $7.6 million was reallowed to participating broker-dealers.

In addition to selling commissions and dealer manager fees, we are also obligated to reimburse the dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These include attendance and sponsorship fees payable to participating broker-dealers hosting a retail seminar and travel, meals and lodging costs incurred by registered persons associated with the dealer manager and officers and employees of our affiliates to attend retail conferences sponsored by participating broker-dealers, other meetings with participating broker-dealers and industry conferences; expense reimbursements to broker-dealers for actual costs incurred in connection with attending bona fide training and education meetings hosted by us; certain technology costs associated with the offering; certain legal fees allocable to the dealer manager; and reimbursement of bona fide due diligence expenses of broker-dealers (provided that our reimbursement of the bona fide due diligence expenses of broker-dealers shall not exceed in the aggregate 0.5% of the gross offering proceeds from the offering). Under our dealer manager agreement, we are responsible for reimbursing our dealer manager and its affiliates for offering related expenses they incur provided that our reimbursement payments shall not cause (i) total underwriting compensation (excluding reimbursement of bona fide due diligence expenses) to exceed 10% of the gross proceeds from the offering, or (ii) total organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of the offering as of the date of the reimbursement. From January 1, 2009 through February 28, 2010, we have reimbursed or intend to reimburse our dealer manager for approximately $2.5 million.

Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

During the year ended December 31, 2009, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent auditor since our formation.

Pre-Approval Policies

The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered by Ernst & Young for the years ended December 31, 2009 and 2008 were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2009 and 2008 are set forth in the table below.

	2009	2008
Audit fees	$589,000	$460,000
Audit-related fees	3,000	—
Tax fees	23,000	12,000
All other fees	—	—

Total	$615,000	$472,000

For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•

Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•

Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•

Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees – These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at pages F-31 through F-32 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

EXHIBIT LIST

Ex.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus dated April 30, 2009, Commission File No. 333-146341

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.3	Amended and Restated Dividend Reinvestment Plan

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

4.5	Amended and Restated Escrow Agreement, dated June 2, 2008 by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Markets Group LLC and First Republic Trust Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

10.1	Assignment and Assumption Agreement (related to the acquisition of the One Liberty Plaza Notes) by and between Goldman Sachs Mortgage Company and KBS Debt Holdings II X, LLC, dated as of February 11, 2009, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.2	Amended, Restated and Consolidated Note A-2-B-2-B (related to the acquisition of the One Liberty Plaza Notes) between BROOKFIELD PROPERTIES OLP CO. LLC (f/k/a BFP ONE LIBERTY PLAZA CO. LLC) and Goldman Sachs Mortgage Company, dated as of August 8, 2007, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.3	Amended, Restated and Consolidated Note A-2-B-2-C (related to the acquisition of the One Liberty Plaza Notes) between BROOKFIELD PROPERTIES OLP CO. LLC (f/k/a BFP ONE LIBERTY PLAZA CO. LLC) and Goldman Sachs Mortgage Company, dated as of August 8, 2007, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.4	Intercreditor and Servicing Agreement (related to the acquisition of the One Liberty Plaza Notes) by and between Goldman Sachs Mortgage Company and itself as A-1 Lender and A-2 Lender, dated as of October 1, 2007, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

Ex.	Description

10.5	Loan Agreement (related to the acquisition of the One Liberty Plaza Notes) between GOLDMAN SACHS COMMERCIAL MORTGAGE CAPITAL, L.P. and BFP ONE LIBERTY PLAZACO. LLC, dated as of August 8, 2007, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.6	Amended and Restated Promissory Note Secured by Mortgage (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) by KBSII 100-200 CAMPUS DRIVE, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated as of March 11, 2009, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.7	Modification Agreement (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) by and between KBSII 100-200 CAMPUS DRIVE, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated as of March 11, 2009, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.8	Advisory Agreement between the Company and KBS Capital Advisors LLC, dated May 21, 2009, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.9	Second Amended and Restated Promissory Note Secured by Mortgage (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) by KBSII 100-200 CAMPUS DRIVE, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated June 12, 2009, incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.9	Second Modification Agreement (related to the acquisition of the 100 & 200 Campus Drive Buildings in Florham Park, New Jersey) by and between KBSII 100-200 CAMPUS DRIVE, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated as of June 12, 2009, incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.10	Purchase and Sale Agreement (related to the acquisition of the Willow Oaks Corporate Center in Fairfax, Virginia) by and between COGNAC WILLOW OAKS, LLC, and KBS Capital Advisors LLC, effective as of August 5, 2009, incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.12	First Amendment to Purchase and Sale Agreement (related to the acquisition of the Willow Oaks Corporate Center in Fairfax, Virginia) by and between COGNAC WILLOW OAKS, LLC, and KBS Capital Advisors LLC, dated August 12, 2009 , incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.13	Second Amendment to Purchase and Sale Agreement (related to the acquisition of the Willow Oaks Corporate Center in Fairfax, Virginia) by and between COGNAC WILLOW OAKS, LLC, and KBS Capital Advisors LLC, dated August 14, 2009, incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

Ex.	Description

10.14	Third Amendment to Purchase and Sale Agreement (related to the acquisition of the Willow Oaks Corporate Center in Fairfax, Virginia) by and between COGNAC WILLOW OAKS, LLC, and KBSII WILLOW OAKS, LLC, dated August 19, 2009, incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.15	Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC, and KBSII Willow Oaks, LLC, dated as of August 18, 2009, incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KBS Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust II, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust II, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California

March 23, 2010

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Real estate:
Land	$60,607	$35,307
Buildings and improvements	447,953	379,076
Tenant origination and absorption costs	66,867	46,396

Total real estate, cost	575,427	460,779
Less accumulated depreciation and amortization	(34,059)	(6,436)

Total real estate, net	541,368	454,343
Real estate loans receivable, net	130,801	58,152

Total real estate and real estate-related investments, net	672,169	512,495
Cash and cash equivalents	273,821	56,609
Rents and other receivables, net	3,893	2,250
Above-market leases, net	2,303	248
Deferred financing costs, prepaid expenses and other assets	1,682	1,260

Total assets	$953,868	$572,862

Liabilities and stockholders’ equity
Notes payable	$126,660	$271,446
Accounts payable and accrued liabilities	2,664	3,253
Due to affiliates	206	413
Distributions payable	5,013	1,621
Below-market leases, net	19,664	22,364
Other liabilities	3,839	1,460

Total liabilities	158,046	300,557

Commitments and contingencies (Note 13)
Redeemable common stock	21,260	1,921
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 93,167,161 and 31,515,364 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	932	315
Additional paid-in capital	810,006	277,592
Cumulative distributions and net losses	(36,376)	(7,523)

Total stockholders’ equity	774,562	270,384

Total liabilities and stockholders’ equity	$953,868	$572,862

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$49,548	$11,898
Tenant reimbursements	8,762	2,166
Interest income from real estate loans receivable	16,885	21
Interest income from real estate securities	128	—
Other operating income	64	2

Total revenues	75,387	14,087

Expenses:
Operating, maintenance, and management	12,265	3,335
Real estate taxes and insurance	4,515	937
Asset management fees to affiliate	4,482	857
Real estate acquisition fees and expenses	1,524	—
General and administrative expenses	2,678	810
Depreciation and amortization	28,105	6,974
Interest expense	10,164	4,345

Total expenses	63,733	17,258

Other income:
Other interest income	646	589
Gain on sale of real estate securities	119	—

Total other income	765	589

Net income (loss)	12,419	(2,582)

Net income (loss) per common share, basic and diluted	$0.20	$(0.33)

Weighted-average number of common shares outstanding, basic and diluted	63,494,969	7,926,366

Distributions declared per common share	$0.650	$0.263

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Additional Paid-in	Cumulative Distributions and	Total Stockholders’
	Shares	Amounts	Capital	Net Income (Loss)	Equity
Balance, December 31, 2007	20,000	$1	$199	$—	$200
Issuance of common stock	31,495,364	314	313,903	—	314,217
Transfers to redeemable common stock	—	—	(1,921)	—	(1,921)
Distributions declared	—	—	—	(4,941)	(4,941)
Commissions on stock sales and related dealer manager fees	—	—	(29,084)	—	(29,084)
Other offering costs	—	—	(5,505)	—	(5,505)
Net loss	—	—	—	(2,582)	(2,582)

Balance, December 31, 2008	31,515,364	315	277,592	(7,523)	270,384
Issuance of common stock	61,851,680	619	615,081	—	615,700
Redemptions of common stock	(199,883)	(2)	(1,919)	—	(1,921)
Transfers to redeemable common stock	—	—	(19,339)	—	(19,339)
Distributions declared	—	—	—	(41,272)	(41,272)
Commissions on stock sales and related dealer manager fees	—	—	(54,913)	—	(54,913)
Other offering costs	—	—	(6,496)	—	(6,496)
Net income	—	—	—	12,419	12,419

Balance, December 31, 2009	93,167,161	$932	$810,006	$(36,376)	$774,562

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$12,419	$(2,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,105	6,974
Noncash interest income on real estate-related investments	(5,304)	(6)
Deferred rent	(2,187)	(596)
Allowance for doubtful accounts	(5)	19
Amortization of above- and below-market leases, net	(5,683)	(1,666)
Amortization of deferred financing costs	996	541
Gain on sale of real estate securities	(119)	—
Changes in operating assets and liabilities:
Rents and other receivables	549	(1,673)
Prepaid expenses and other assets	(973)	(724)
Accounts payable and accrued liabilities	(240)	3,124
Other liabilities	2,379	1,459

Net cash provided by operating activities	29,937	4,870

Cash Flows from Investing Activities:
Acquisitions of real estate	(112,174)	(437,434)
Additions to real estate	(2,172)	(100)
Investment in real estate loans receivable	(67,611)	(58,001)
Investments in real estate securities	(3,958)	—
Sales of real estate securities	4,198	—

Net cash used in investing activities	(181,717)	(495,535)

Cash Flows from Financing Activities:
Proceeds from notes payable	15,540	271,446
Principal payments on notes payable	(160,326)	—
Payments of deferred financing costs	(650)	(1,077)
Proceeds from issuance of common stock	594,440	312,295
Payments to redeem common stock	(1,921)	—
Payments of commissions on stock sales and related dealer manager fees	(54,911)	(29,084)
Payments of other offering costs	(6,560)	(5,108)
Distributions paid to common stockholders	(16,620)	(1,398)

Net cash provided by financing activities	368,992	547,074

Net increase in cash and cash equivalents	217,212	56,409
Cash and cash equivalents, beginning of period	56,609	200

Cash and cash equivalents, end of period	$273,821	$56,609

Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,654	$2,881

Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$3,392	$1,621

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$21,260	$1,921

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

The Company intends to invest in a diverse portfolio of real estate and real estate-related investments. As of December 31, 2009, the Company owned five real estate properties (consisting of four office properties and one office/flex property) and two real estate loans.

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

On September 27, 2007, the Company filed a registration statement on Form S—11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 200,000,000 shares were registered in the Company’s primary offering and 80,000,000 shares were registered under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on April 22, 2008. Also on April 22, 2008, the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering pursuant to a dealer manager agreement (the “Dealer Manager Agreement”). The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related investments.

As of December 31, 2009, the Company had sold 93,347,044 shares of common stock in the Offering for gross offering proceeds of $929.9 million, including 2,440,176 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $23.2 million. Also as of December 31, 2009, the Company had redeemed 199,883 of the shares sold in the Offering for $1.9 million.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

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

Effective September 15, 2009, the Accounting Standards Codification (“ASC”) was established as the single source of authoritative nongovernmental GAAP. Prior to the issuance of the ASC, all GAAP pronouncements were issued in separate topical pronouncements in the form of statements, staff positions or Emerging Issues Task Force Abstracts, and were referred to as such. While the ASC does not change GAAP, it introduces a new structure and supersedes all previously issued non-SEC accounting and reporting standards. In addition to the ASC, the Company is still required to follow SEC rules and regulations relating to the preparation of financial statements. The Company’s accounting policies are consistent with the guidance set forth in the ASC.

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

Revenue Recognition

The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

During the years ended December 31, 2009 and 2008, the Company recognized deferred rent from tenants of $2.2 million and $0.6 million, respectively. As of December 31, 2009 and 2008, the cumulative deferred rent balance was $2.8 million and $0.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including straight-line rent, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the year ended December 31, 2009, the Company reduced its bad debt reserve and recorded a net recovery of bad debt related to its tenant receivables of $5,000. The Company did not record any bad debt expense related to its deferred rent receivables during the year ended December 31, 2009.

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

The Company recognizes interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method. During the year ended December 31, 2009, the Company acquired and disposed of a AAA-rated CMBS. The Company recognized $0.1 million of interest income related to this security and recognized a gain on sale of $0.1 million during the year ended December 31, 2009.

The Company recognizes interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.

The Company recognizes interest income on its cash and cash equivalents as it is earned and classifies such amounts as other interest income.

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. Prior to January 1, 2009, real estate acquired in a business combination, consisting of land, buildings and improvements, was recorded at cost. The Company allocated the cost of tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) acquired in a business combination based on their estimated fair values. Beginning January 1, 2009, all assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recorded to income tax expense. During the year ended December 31, 2009, the Company acquired one real estate asset in a business combination and expensed $1.5 million of acquisition costs.

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

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2009 and 2008.

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

As of December 31, 2009, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the year ended December 31, 2009. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

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

The asset-specific reserve component relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of an impaired loan are lower than the carrying value of that loan.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

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

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2009. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits all funds. There are no restrictions on the use of the Company’s cash as of December 31, 2009 and 2008.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2009 and 2008, the Company’s deferred financing costs were $0.2 million and $0.5 million, respectively, net of amortization.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

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

•

During each calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

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

Once the Company establishes an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Advisor has indicated that it intends to use the most recent price paid to acquire a share in the Offering (ignoring purchase price discounts for certain categories of purchasers) or follow-on public offerings as its estimated value per share until the Company has completed its offering stage. The Company will consider its offering stage complete when the Company is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, since the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current year dividend reinvestment plan as redeemable common stock in the accompanying consolidated balance sheets.

The Company classifies financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company’s redeemable common shares may become mandatorily redeemable at the option of the holder. When the Company determines it has a mandatory obligation to redeem shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2009, the Company redeemed $1.9 million of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2009, the Company has $21.3 million available for redemption in 2010.

Related Party Transactions

Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement.

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2009.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Offering. As of December 31, 2009, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2009, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 93,347,044 shares in the Offering for gross offering proceeds of $929.9 million and recorded organization and other offering costs of $12.0 million and selling commissions and dealer manager fees of $84.0 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Acquisition and Origination Fees

The Company pays the Advisor an acquisition fee equal to 0.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company pays an origination fee equal to 1% of the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of these loans. The Company does not pay an acquisition fee with respect to such loans.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ending December 31, 2009, 2008, and 2007. As of December 31, 2009, returns for the calendar years 2007 and 2008 remain subject to examination by major tax jurisdictions.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2009 and 2008.

Distributions declared per common share assumes each share was issued and outstanding each day during the year ended December 31, 2009. For the year ended December 31, 2009, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2009 through December 31, 2009 was a record date for distributions.

Distributions for the period from July 16, 2008 through August 15, 2008 were based on daily record dates and calculated at a rate of $0.00054795 per share per day. Distributions for the period from August 16, 2008 through December 31, 2008 were based on daily record dates and calculated at a rate of $0.00178082 per share per day. No day during the period from January 1, 2008 through July 15, 2008 was a record date for distributions.

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

Recently Issued Accounting Standards Updates

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This ASC also requires public entities to evaluate subsequent events through the date that the financial statements are issued. ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09. ASU No. 2010-09 amends ASC 855 and eliminates the requirement to disclose the date through which subsequent events have been evaluated for SEC filers. ASU No. 2010-09 is effective upon issuance. The adoption of ASC 855 and ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

3.	RECENT ACQUISITIONS OF REAL ESTATE

During the year ended December 31, 2009, the Company acquired the following property (in thousands):

Property Name Location of Property	Acquisition Date	Land	Building and Improvements	Intangibles			Total Purchase Price
				Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Willow Oaks Corporate Center Fairfax, VA	08/26/2009	$25,300	$67,016	$20,786	$2,226	$(3,154)	$112,174

The intangible assets and liabilities acquired in connection with the Willow Oaks Corporate Center acquisition have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Willow Oaks Corporate Center	5.5	9.0	5.5

For the year ended December 31, 2009, the Company recognized $6.0 million of total revenues from this property.

4.	REAL ESTATE

As of December 31, 2009, the Company’s real estate portfolio was composed of four office properties and one office/flex property encompassing 2.0 million rentable square feet and was 98% leased. The following table provides summary information regarding the properties owned by the Company as of December 31, 2009 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Mountain View Corporate Center	07/30/2008	Basking Ridge	NJ	Office	$31,003	$(2,295)	$28,708

Campus Drive Buildings
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	199,195	(15,802)	183,393
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	195,986	(11,634)	184,352

Total Campus Drive Buildings					395,181	(27,436)	367,745

350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,121	(1,169)	34,952

Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	113,122	(3,159)	109,963

					$575,427	$(34,059)	$541,368

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2009, the leases have remaining terms of up to 9.5 years with a weighted-average remaining term of 4.6 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.8 million and $0.6 million as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

2010	$49,323
2011	45,455
2012	42,488
2013	36,029
2014	32,389
Thereafter	50,706

$256,390

As of December 31, 2009, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Manufacturing	3	$9,549	18%
Finance	11	9,182	17%
Computer Systems Design & Programming	4	7,616	14%
Legal Services	3	6,442	12%
Other Professional Services	6	6,132	11%

		$38,921	72%

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. As of December 31, 2009, the Company has a bad debt reserve of approximately $12,000, which represents less than 1 % of annualized base rent. As of December 31, 2009, the Company has no tenants with rent balances outstanding over 90 days.

As of December 31, 2009, the Company had a concentration of credit risk related to the following tenant lease that represents more than 10% of the Company’s annualized base rent:

Tenant	Property	Tenant Industry	Net Rentable Sq. Ft.		Annualized Base Rent Statistics			Lease Expiration (2)
			Square Feet	% of Portfolio	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Feet
BASF Americas Corporation	100 & 200 Campus Drive Buildings	Manufacturing	199,024	10.1%	$6,415	11.8%	$32.23	11/30/2016

			199,024	10.1%	$6,415	11.8%	$32.23

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

(2) Represents the expiration date of the lease at December 31, 2009 and does not take into account any tenant renewal options.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of December 31, 2009 and 2008, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2009	2008	2009	2008	2009	2008
Cost	$66,867	$46,396	$2,499	$273	$26,888	$23,835
Accumulated Amortization	(15,869)	(3,043)	(196)	(25)	(7,224)	(1,471)

Net Amount	$50,998	$43,353	$2,303	$248	$19,664	$22,364

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Year Ended December 31,		For the Year Ended December 31,		For the Year Ended December 31,
	2009	2008	2009	2008	2009	2008
Amortization	$(13,141)	$(3,484)	$(170)	$(26)	$5,853	$1,692

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2009 will be amortized for the years ending December 31 as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2010	$(13,351)	$(337)	$4,989
2011	(10,115)	(323)	3,340
2012	(8,679)	(313)	3,044
2013	(6,496)	(228)	2,859
2014	(5,551)	(221)	2,608
Thereafter	(6,806)	(881)	2,824

	$(50,998)	$(2,303)	$19,664

Weighted-Average Remaining Amortization Period	5.2 years	8.2 years	5.4 years

6.	REAL ESTATE LOANS RECEIVABLE

As of December 31, 2009 and 2008, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2009 (1)	Book Value as of December 31, 2009 (2)	Book Value as of December 31, 2008 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (3)
Northern Trust Building A-Note San Diego, California	12/31/2008	Office	A-Note	$94,500	$60,535	$58,152	5.60%	13.0%	10/01/2017
One Liberty Plaza Notes (4) New York, New York	02/11/2009	Office	Mortgage	115,000	70,266	—	6.14%	15.0%	08/06/2017

				$209,500	$130,801	$58,152

(1) Outstanding principal balance as of December 31, 2009 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.

(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2009, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are for the year ended December 31, 2009. Maturity dates are as of December 31, 2009.

(4) Monthly installments on the One Liberty Plaza Notes are interest only until August 2011. For the final six years on the notes, principal on the loan amortizes on a 30-year amortization schedule, with the remaining principal balance due at maturity.

The following summarizes the activity related to the real estate loans receivable for the year ended December 31, 2009:

Real estate loan receivable - December 31, 2008	$58,152
Face value of real estate loan receivable acquired	115,000
Discount on purchase of real estate loan receivable	(48,300)
Accretion of discounts on purchased real estate loans receivable	5,275
Closing costs on purchase of real estate loan receivable	766
Amortization of closing costs on purchased real estate loans receivable	(92)

Real estate loans receivable - December 31, 2009	$130,801

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

For the years ended December 31, 2009 and 2008, interest income from real estate loans receivable consists of the following (in thousands):

	For the Year Ended December 31,
	2009	2008
Contractual interest income	$11,702	$15
Accretion of purchase discounts	5,275	6
Amortization of closing costs on purchases	(92)	—

Interest income from real estate loans receivable	$16,885	$21

As of December 31, 2009 and 2008, interest receivable from real estate loans receivable was $1.0 million and $0.5 million, respectively, and was included in rents and other receivables.

7.	NOTES PAYABLE

As of December 31, 2009 and 2008, the Company’s notes payable, all of which are interest-only loans during the terms of the loans with principal payable upon maturity, consist of the following (dollars in thousands):

	Principal as of December 31, 2009	Principal as of December 31, 2008	Contractual Interest Rate as of December 31, 2009 (1)	Interest Rate at December 31, 2009 (1)	Maturity Date (2)
Mountain View Corporate Center Mortgage Loan (3)	$—	$12,270	(3)	(3)	(3)

Portfolio Mortgage Loan (4) (5)	27,810	—	LIBOR + 3.75% (6)	4.10%	01/30/2010

Campus Drive Buildings
100 & 200 Campus Drive Buildings
100 & 200 Campus Drive Mortgage Loan (7)	5,000	89,800	One-month LIBOR + 3.75%	3.98%	03/09/2010
100 & 200 Campus Drive Mezzanine Loan (8)	—	28,526	(8)	(8)	(8)

Total 100 & 200 Campus Drive Buildings	5,000	118,326

300-600 Campus Drive Buildings
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.90%	04/10/2014
300-600 Campus Drive Mezzanine Loan (8)	—	47,000	(8)	(8)	(8)

Total 300-600 Campus Drive Buildings	93,850	140,850

	$126,660	$271,446

(1) Contractual interest rate as of December 31, 2009 represents the interest rate in effect under the loan as of December 31, 2009. Interest rate at December 31, 2009 is calculated as the actual interest rate in effect at December 31, 2009 (consisting of the contractual interest rate and the effect of contractual floor rates), using interest rate indices at December 31, 2009, where applicable.

(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2009; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) During the year ended December 31, 2009, the Company modified the terms of the loan. As part of the modification, the loan is cross-defaulted and cross-collateralized with another property and represented under Portfolio Mortgage Loan. See footnote (4) below.

(4) Represents a portfolio of two separate loans. The individual deeds of trust and mortgages on the respective properties securing the loans are cross-defaulted and cross-collateralized. At inception, this loan provided the Company with the ability to draw up to $4.0 million for general cash management purposes and as of December 31, 2009, the Company had drawn the entire $4.0 million.

(5) Subsequent to December 31, 2009, the Company extended the maturity date of this loan to March 30, 2010. The Company is currently negotiating a long-term refinancing of this loan.

(6) The interest rate under this loan is calculated at a variable rate of 375 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.10%.

(7) Subsequent to December 31, 2009, this loan was refinanced. See Note 14, “Subsequent Events - Investments and Financings Subsequent to December 31, 2009 - Subsequent Financings.”

(8) During the year ended December 31, 2009, the Company repaid in full the principal and accrued interest on this loan.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

During the years ended December 31, 2009 and 2008, the Company incurred $10.2 million and $4.3 million, respectively, of interest expense. Of this amount, $0.4 million and $0.9 million were payable at December 31, 2009 and 2008, respectively. Included in interest expense for the years ended December 31, 2009 and 2008 were $1.0 million and $0.5 million, respectively, of amortization of deferred financing costs.

The following is a schedule of maturities for all notes payable outstanding as of December 31, 2009 (in thousands):

2010	$32,810
2011	—
2012	—
2013	—
2014	93,850

$126,660

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following are the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2009 and 2008, whose carrying amounts do not approximate their fair value:

	December 31, 2009 (in thousands)			December 31, 2008 (in thousands)
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$209,500	$130,801	$174,387	$94,500	$58,152	$58,152
Financial liabilities:
Notes payable	126,660	126,660	125,285	271,446	271,446	265,928

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at December 31, 2009 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

At December 31, 2009, the Company held the following asset measured at fair value on a non-recurring basis (in thousands):

	Total	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in real estate	$112,174	$—	$—	$112,174

	$112,174	$—	$—	$112,174

9.	RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust I, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the years ended December 31, 2009 and 2008, no transactions occurred between the Company and these entities.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2009 and 2008, respectively, and any related amounts payable as of December 31, 2009 and 2008 (in thousands):

	Incurred		Payable as of
	2009	2008	2009	2008
Expensed
Asset management fees (1)	$4,482	$857	$—	$—
Reimbursement of operating expenses	44	182	—	—
Acquisition fees	846	—	—	—

Additional Paid-in Capital
Selling commissions	34,108	18,152	—	—
Dealer manager fees	20,805	10,932	—	—
Reimbursable other offering costs	2,845	5,362	206	268

Capitalized
Acquisition and origination fees	697	3,832	—	145

	$63,827	$39,317	$206	$413

(1) See Note 2, “Summary of Significant Accounting Polices – Related Party Transactions – Asset Management Fee.”

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

10.	SEGMENT INFORMATION

The Company presently operates in two business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in office and office/flex properties. Under the real estate-related segment, the Company has invested in a mortgage loan, an A-Note and CMBS. During the year ended December 31, 2009, the Company purchased and subsequently sold its investment in CMBS. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

The following tables summarize total revenues and NOI for each reportable segment for the years ended December 31, 2009 and 2008 and total assets and total liabilities for each reportable segment as of December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008
Revenues:
Real estate segment	$58,374	$14,066
Real estate-related segment	17,013	21

Total segment revenues	$75,387	$14,087

Interest Expense:
Real estate segment	$9,772	$4,314
Real estate-related segment	—	—

Total segment interest expense	9,772	4,314
Corporate-level	392	31

Total interest expense	$10,164	$4,345

NOI:
Real estate segment	$28,258	$4,626
Real estate-related segment	16,095	18

Total NOI	$44,353	$4,644

	December 31,
	2009	2008
Assets: (1)
Real estate segment	$552,076	$461,043
Real estate-related segment	131,776	58,608

Total segment assets	683,852	519,651
Corporate-level (2)	270,016	53,211

Total assets	$953,868	$572,862

Liabilities:
Real estate segment	$151,923	$298,184
Real estate-related segment	—	4

Total segment liabilities	151,923	298,188
Corporate-level (3)	6,123	2,369

Total liabilities	$158,046	$300,557

(1) The Company had $1.9 million and $0.1 million in additions to long-lived assets in the real estate segment during the years ended December 31, 2009 and 2008, respectively. There are no long-lived assets in the real estate-related segment.

(2) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $270.0 million and $53.2 million as of December 31, 2009 and 2008, respectively.

(3) As of December 31, 2009 and 2008, corporate-level liabilities consisted primarily of distributions payable.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

The following table reconciles the Company’s net income (loss) to its NOI for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008
Net income (loss)	$12,419	$(2,582)
Other interest income	(646)	(589)
Gain on sale of real estate securities	(119)	—
Real estate acquisition fees and expenses	1,524	—
General and administrative expenses	2,678	810
Depreciation and amortization	28,105	6,974
Corporate-level interest expense	392	31

NOI	$44,353	$4,644

11.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2009 and 2008. The Company acquired four properties during the year ended December 31, 2008 and one property during the year ended December 31, 2009, all of which were accounted for as business combinations. The following unaudited pro forma information for the year ended December 31, 2008 has been prepared as if all the property acquisitions during 2008 and 2009 were completed as of January 1, 2008. The following unaudited pro forma information for the year ended December 31, 2009 has been prepared as if the property acquisition during the year ended December 31, 2009 had been completed as of January 1, 2009. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Year Ended December 31,
	2009	2008
Revenues	$85,920	$68,337

Depreciation and amortization	$31,970	$27,422

Net income (loss)	$14,852	$(3,539)

Net income (loss) per common share, basic and diluted	$0.21	$(0.10)

Weighted-average number of common shares outstanding, basic and diluted	71,617,033	34,729,658

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

12.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$16,408	$17,436	$19,518	$22,025
Net income	$1,205	$3,863	$2,408	$4,943
Net income per common share, basic and diluted	$0.03	$0.07	$0.03	$0.06
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$2,024	$12,063
Net loss	$(21)	$(104)	$(383)	$(2,074)
Net loss per common share, basic and diluted	$(1.08)	$(1.64)	$(0.05)	$(0.09)
Distributions declared per common share (2)	$—	$—	$0.099	$0.164

(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective quarterly period from January 1, 2009 through December 31, 2009. Each day during the period from January 1, 2009 through December 31, 2009 was a record date for distributions.

(2) Distributions declared per common share for the third quarter of 2008 assumes each share was issued and outstanding each day during the period from July 16, 2008 through September 30, 2008. Distributions declared per common share for the fourth quarter of 2008 assumes each share was issued and outstanding each day during the fourth quarter. Each day during the period from July 16, 2008 through December 31, 2008 was a record date for distributions.

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

Concentration of Credit Risk

The Company has two investments in real estate loans receivable, the Northern Trust Building A-Note and the One Liberty Plaza Notes, that, as of and for the year ended December 31, 2009, comprised 6% and 7% of the Company’s total assets, respectively, and provided 10% and 12% of the Company’s revenues, respectively. The borrowers under these loans depend on the cash flows generated by the properties securing these loans to cover the borrowers’ respective periodic debt service obligations. To the extent that these properties do not provide sufficient cash flows to cover debt service obligations, the borrowers would rely on their sponsors to fund the remaining debt service obligations. If the borrowers’ sponsors were to experience a substantial deterioration in financial condition and no longer possessed the ability or intent to fund the borrowers’ debt service shortfalls, the borrowers might default on the loans. Under such a scenario, the Company may incur losses to the extent that the value of the collateral is less than its recorded basis in the note. The Company believes the sponsors of the borrowers under these loans are sufficiently capitalized to fund any of the borrowers’ debt service shortfalls; however, there can be no guarantee that they would do so.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2009.

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

Status of Offering

The Company commenced its Offering on April 22, 2008. As of March 19, 2010, the Company had sold 103,686,200 shares of common stock in the Offering for gross offering proceeds of $1.0 billion, including 3,321,455 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $31.6 million.

Distributions Paid

On January 15, 2010, the Company paid distributions of $5.0 million, which related to distributions declared for each day in the period from December 1, 2009 through December 31, 2009. On February 12, 2010, the Company paid distributions of $5.2 million, which related to distributions declared for each day in the period from January 1, 2010 through January 31, 2010 and on March 15, 2010, the Company paid distributions of $4.9 million, which related to distributions declared for each day in the period from February 1, 2010 through February 28, 2010.

Distributions Declared

On January 15, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from February 1, 2010 through February 28, 2010, which the Company paid on March 15, 2010, and distributions based on daily record dates for the period from March 1, 2010 through March 31, 2010, which the Company expects to pay in April 2010. On March 19, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2010 through April 30, 2010, which the Company expects to pay in May 2010, and distributions based on daily record dates for the period from May 1, 2010 through May 31, 2010, which the Company expects to pay in June 2010. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Investments and Financings Subsequent to December 31, 2009

Tuscan Inn First Mortgage

On January 21, 2010, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $20.2 million (the “Tuscan Inn First Mortgage”) from a borrower unaffiliated with the Company or the Advisor. The borrower used the proceeds from the loan to acquire a four-story, 221-room hotel located in San Francisco. The property includes a 68-car parking garage, 1,900 square feet of meeting facilities and a restaurant.

The Tuscan Inn First Mortgage matures on January 21, 2015. The annual effective interest rate of this investment is expected to be 8.5% and the Company receives interest-only payments during the term of the loan. The Tuscan Inn First Mortgage may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Chase Tower First Mortgage

On January 25, 2010, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $59.2 million (the “Chase Tower First Mortgage”) from a borrower unaffiliated with the Company or the Advisor. The borrower used the proceeds from the loan to acquire a 22-story Class A office tower located in Austin, Texas. The office tower contains 389,503 square feet and at January 1, 2010 was approximately 94% leased.

The Chase Tower First Mortgage matures on February 1, 2015. The annual effective interest rate of this investment is expected to be 8.4% and the Company receives interest-only payments for the first three years, followed by payments calculated using an amortization schedule of 30 years for the balance of the term. The Chase Tower First Mortgage may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan.

Acquisition of Pierre Laclede Center

On February 4, 2010, the Company, through an indirect wholly owned subsidiary, acquired two office buildings containing 579,846 rentable square feet located on approximately 5.1 acres of land in Clayton, Missouri (the “Pierre Laclede Center”). The seller is not affiliated with the Company or the Advisor. The purchase price (net of closing adjustments) of the Pierre Laclede Center was $74.2 million plus closing costs. The Company funded the purchase of the Pierre Laclede Center with proceeds from the Offering, but may later place mortgage debt on the property.

The Pierre Laclede Center is located at 7701 and 7733 Forsyth Boulevard in Clayton, Missouri and consists of two office buildings that were built in 1964 and 1970, respectively. Currently, the Pierre Laclede Center is 95% leased to 64 tenants. None of the tenants in this property represent more than 10% of the Company’s total annualized base rent.

Acquisition of One Main Place

On February 5, 2010, the Company, through an indirect wholly owned subsidiary, acquired a Class A office building containing 315,133 rentable square feet located on approximately 0.9 acres of land in Portland, Oregon (“One Main Place”). The seller is not affiliated with the Company or the Advisor. The purchase price (net of closing adjustments) of One Main Place was $54.4 million plus closing costs. The Company funded the purchase of One Main Place with proceeds from the Offering, but may later place mortgage debt on the property.

One Main Place is located at 101 SW Main Street in Portland, Oregon and was built in 1980. One Main Place is 99% leased to 39 tenants. None of the tenants in this property represent more than 10% of the Company’s total annualized base rent.

Acquisition of Plano Business Park

On March 15, 2010, the Company, through an indirect wholly owned subsidiary, acquired three light industrial buildings containing 283,559 rentable square feet located on approximately 19.9 acres of land in Plano, Texas (the “Plano Business Park”). The seller is not affiliated with the Company or the Advisor. The purchase price of the Plano Business Park was $16.8 million plus closing costs. The Company funded the purchase of the Plano Business Park with proceeds from the Offering, but may later place mortgage debt on the property.

The Plano Business Park is located at 3801, 3901 and 4001 E. Plano Parkway in Plano, Texas and consists of three light industrial buildings that were built in 2001. Currently, the Plano Business Park is 94% leased to 7 tenants. None of the tenants in this property represent more than 10% of the Company’s total annualized base rent.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Purchase Agreement for Hartman II

On March 19, 2010, the Company, through an indirect wholly owned subsidiary, entered into a purchase agreement to purchase an industrial building containing 261,799 rentable square feet located on approximately 23.3-acres of land in Austell, Georgia (“Hartman II”). The seller is not affiliated with the Company or the Advisor. The purchase price of Hartman II is approximately $10.8 million plus closing costs. Pursuant to the purchase agreement, the Company would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, the Company may forfeit $0.3 million of earnest money. Hartman II is 100% leased to Nexen Tire America, Inc.

100 & 200 Campus Drive Financing

On February 26, 2010, the Company obtained a four-year mortgage loan with TD Bank, N.A. and US Bank National Association (collectively, the “Lenders”) for $64.6 million secured by 100 & 200 Campus Drive Buildings (the “100 & 200 Campus Drive Mortgage Loan”). As of February 26, 2010, $20.0 million had been disbursed to the Company with the remaining loan balance available for future disbursements, subject to certain conditions set forth in the loan agreement. The 100 & 200 Campus Drive Mortgage Loan matures on February 26, 2014, with an option to extend the maturity date to February 26, 2015, subject to certain conditions. The 100 & 200 Campus Drive Mortgage Loan bears interest at a floating rate of 325 basis points over one-month LIBOR and monthly payments are interest only with the entire principal balance due at maturity, assuming no prior prepayment. The Company has entered into interest rate swap agreements with the Lenders on the initial $20.0 million funded, which effectively fix the interest rate at approximately 5.55% through the initial term of the loan. The Company will be required to enter future interest rate swap agreements if the amount drawn on the loan and not subject to a swap is equal or greater than $10.0 million. The 100 & 200 Campus Drive Mortgage Loan may be prepaid in whole or in part at any time without penalty, subject to certain conditions.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2009

(in thousands)

Description	Location	Ownership Percent	Encumbrances	Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements (1)	Total		Land	Building and Improvements (1)	Total (2)
Mountain View Corporate Center	Basking Ridge, NJ	100%	$13,500	$3,600	$27,138	$30,738	$265	$3,600	$27,403	$31,003	$2,295	2001	07/30/2008

Campus Drive Buildings
100 & 200 Campus Drive Buildings	Florham Park, NJ	100%	5,000	10,700	188,509	199,209	908	10,700	188,495	199,195	15,802	1988/1989	09/09/2008
300-600 Campus Drive Buildings	Florham Park, NJ	100%	93,850	9,717	185,445	195,162	824	9,717	186,269	195,986	11,634	1997/1999	10/10/2008

Total Campus Drive Buildings			98,850	20,417	373,954	394,371	1,732	20,417	374,764	395,181	27,436

350 E. Plumeria Building	San Jose, CA	100%	14,310	11,290	24,819	36,109	12	11,290	24,831	36,121	1,169	1984/2008	12/18/2008

Willow Oaks Corporate Center	Fairfax, VA	100%	—	25,300	87,802	113,102	20	25,300	87,822	113,122	3,159	1986/1989/2003	08/26/2009

		TOTAL	$126,660	$60,607	$513,713	$574,320	$2,029	$60,607	$514,820	$575,427	$34,059

(1) Building and improvements include tenant origination and absorption costs.

(2) The aggregate cost of real estate for federal income tax purposes was $551.0 million as of December 31, 2009.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2009

(in thousands)

	2009	2008
Real estate:
Balance at the beginning of the year	$460,779	$—
Acquisitions	113,102	461,218
Improvements	1,929	100
Write-off of fully depreciated and fully amortized assets	(383)	(539)

Balance at the end of the year	$575,427	$460,779

Accumulated depreciation:
Balance at the beginning of the year	$6,436	$—
Depreciation expense	28,006	6,974
Write-off of fully depreciated and fully amortized assets	(383)	(538)

Balance at the end of the year	$34,059	$6,436

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 23, 2010.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ CHARLES J. SCHREIBER, JR.	Chairman of Board, Chief Executive Officer and	March 23, 2010
Charles J. Schreiber, Jr.	Director

/S/ DAVID E. SNYDER	Chief Financial Officer	March 23, 2010
David E. Snyder

/S/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and	March 23, 2010
Peter McMillan III	Director

/S/ STACIE K. YAMANE	Chief Accounting Officer	March 23, 2010
Stacie K. Yamane

/S/ HANK ADLER	Director	March 23, 2010
Hank Adler

/S/ BARBARA R. CAMBON	Director	March 23, 2010
Barbara R. Cambon

/S/ STUART A. GABRIEL, PH.D.	Director	March 23, 2010
Stuart A. Gabriel, Ph.D.