Form 10-Q
period 2010-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2010-05-17
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 12, 2010, there were 112,620,098 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

FORM 10-Q

March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Real estate:
Land	$86,057	$60,607
Buildings and improvements	543,290	447,953
Tenant origination and absorption costs	93,564	66,867

Total real estate, cost	722,911	575,427
Less accumulated depreciation and amortization	(42,790)	(34,059)

Total real estate, net	680,121	541,368
Real estate loans receivable, net	211,508	130,801

Total real estate and real estate-related investments, net	891,629	672,169
Cash and cash equivalents	160,134	273,821
Rents and other receivables, net	6,467	3,893
Above-market leases, net	3,367	2,303
Deferred financing costs, prepaid expenses and other assets	4,211	1,682

Total assets	$1,065,808	$953,868

Liabilities and stockholders’ equity
Notes payable	$141,660	$126,660
Accounts payable and accrued liabilities	5,444	2,664
Due to affiliates	149	206
Distributions payable	5,657	5,013
Below-market leases, net	21,984	19,664
Other liabilities	2,247	3,839

Total liabilities	177,141	158,046

Commitments and contingencies (Note 13)
Redeemable common stock	23,861	21,260
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 104,914,816 and 93,167,161 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,049	932
Additional paid-in capital	912,216	810,006
Cumulative distributions in excess of net income	(48,351)	(36,376)
Accumulated other comprehensive loss	(108)	—

Total stockholders’ equity	864,806	774,562

Total liabilities and stockholders’ equity	$1,065,808	$953,868

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental income	$18,496	$10,885
Tenant reimbursements	2,757	2,298
Interest income from real estate loans receivable	5,815	3,225
Other operating income	268	—

Total revenues	27,336	16,408

Expenses:
Operating, maintenance, and management	4,954	3,132
Real estate taxes and insurance	1,833	957
Asset management fees to affiliate	1,519	985
Real estate acquisition fees and expenses	1,570	—
General and administrative expenses	1,079	510
Depreciation and amortization	10,737	6,207
Interest expense	1,882	3,565

Total expenses	23,574	15,356

Other income:
Other interest income	66	153

Net income	$3,828	$1,205

Net income per common share, basic and diluted	$0.04	$0.03

Weighted-average number of common shares outstanding, basic and diluted	98,590,592	38,149,952

Distributions declared per common share	$0.160	$0.160

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2009 and the Three Months Ended March 31, 2010 (unaudited)

(dollars in thousands)

			Additional	Cumulative Distributions and	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Paid-in	Net Income
	Shares	Amounts	Capital	(Loss)
Balance, December 31, 2008	31,515,364	$315	$277,592	$(7,523)	$—	$270,384
Issuance of common stock	61,851,680	619	615,081	—	—	615,700
Redemptions of common stock	(199,883)	(2)	(1,919)	—	—	(1,921)
Transfers to redeemable common stock	—	—	(19,339)	—	—	(19,339)
Distributions declared	—	—	—	(41,272)	—	(41,272)
Commissions on stock sales and related dealer manager fees	—	—	(54,913)	—	—	(54,913)
Other offering costs	—	—	(6,496)	—	—	(6,496)
Net income	—	—	—	12,419	—	12,419

Balance, December 31, 2009	93,167,161	$932	$810,006	$(36,376)	$—	$774,562
Comprehensive income:
Net income	—	—	—	3,828	—	3,828
Unrealized losses on derivative instruments	—	—	—	—	(108)	(108)

Total comprehensive income						3,720
Issuance of common stock	12,361,038	123	122,595	—	—	122,718
Redemptions of common stock	(613,383)	(6)	(5,762)	—	—	(5,768)
Transfers to redeemable common stock	—	—	(2,601)	—	—	(2,601)
Distributions declared	—	—	—	(15,803)	—	(15,803)
Commissions on stock sales and related dealer manager fees	—	—	(10,446)	—	—	(10,446)
Other offering costs	—	—	(1,576)	—	—	(1,576)

Balance, March 31, 2010	104,914,816	$1,049	$912,216	$(48,351)	$(108)	$864,806

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$3,828	$1,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,737	6,207
Noncash interest income on real estate-related investments	(1,491)	(960)
Deferred rent	(876)	(523)
Bad debt expense	(11)	11
Amortization of above- and below-market leases, net	(1,767)	(1,381)
Amortization of deferred financing costs	74	441
Changes in operating assets and liabilities:
Rents and other receivables	(1,687)	(735)
Prepaid expenses and other assets	(1,377)	(831)
Accounts payable and accrued liabilities	2,485	265
Other liabilities	(1,700)	(272)

Net cash provided by operating activities	8,215	3,427

Cash Flows from Investing Activities:
Acquisitions of real estate	(145,225)	—
Additions to real estate	(986)	(223)
Investments in real estate loans receivable	(79,216)	(67,611)

Net cash used in investing activities	(225,427)	(67,834)

Cash Flows from Financing Activities:
Proceeds from notes payable	20,000	11,540
Principal payments on notes payable	(5,000)	(28,526)
Payments of deferred financing costs	(1,187)	(314)
Proceeds from issuance of common stock	114,349	147,119
Payments to redeem common stock	(5,768)	—
Payments of commissions on stock sales and related dealer manager fees	(10,448)	(13,714)
Payments of other offering costs	(1,631)	(1,698)
Distributions paid to common stockholders	(6,790)	(2,258)

Net cash provided by financing activities	103,525	112,149

Net (decrease) increase in cash and cash equivalents	(113,687)	47,742
Cash and cash equivalents, beginning of period	273,821	56,609

Cash and cash equivalents, end of period	$160,134	$104,351

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,726	$3,157

Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$644	$770

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$8,369	$3,089

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

The Company intends to invest in a diverse portfolio of real estate and real estate-related investments. As of March 31, 2010, the Company owned eight real estate properties (consisting of six office properties, one office/flex property and one industrial property) and four real estate loans.

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

On September 27, 2007, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 200,000,000 shares were registered in the Company’s primary offering and 80,000,000 shares were registered under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on April 22, 2008. Also on April 22, 2008, the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering pursuant to a dealer manager agreement, as amended and restated on April 30, 2010 (the “Dealer Manager Agreement”). The Company has extended its primary offering of 200,000,000 shares until the earlier of the sale of all 200,000,000 shares or August 31, 2010, and the Company may extend the primary offering beyond that date. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related investments.

As of March 31, 2010, the Company had sold 105,708,082 shares of common stock in the Offering for gross offering proceeds of $1.1 billion, including 3,321,460 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $31.6 million. Also as of March 31, 2010, the Company had redeemed 813,266 shares sold in the Offering for $7.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

During the three months ended March 31, 2010 and 2009, the Company recognized deferred rent from tenants of $0.9 million and $0.5 million, respectively. As of March 31, 2010 and December 31, 2009, the cumulative deferred rent balance was $3.7 million and $2.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including straight-line rent, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the three months ended March 31, 2010, the Company reduced its bad debt reserve and recorded a net recovery of bad debt related to its tenant receivables of $11,000. During the three months ended March 31, 2009, the Company recorded bad debt expense of $11,000.

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

Real Estate

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recorded to income tax expense. During the three months ended March 31, 2010, the Company acquired three real estate assets and recorded each acquisition as a business combination and expensed $1.6 million of acquisition costs. The Company did not acquire any real estate assets during the three months ended March 31, 2009, and therefore, no acquisition costs were expensed during that period.

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

March 31, 2010

(unaudited)

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the three months ended March 31, 2010 and 2009.

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

As of March 31, 2010, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the three months ended March 31, 2010. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Derivative Instruments

The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings.

For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of March 31, 2010 and December 31, 2009, the Company’s deferred financing costs were $1.3 million and $0.2 million, respectively, net of amortization.

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

March 31, 2010

(unaudited)

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

March 31, 2010

(unaudited)

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem shares until the stockholder has held the shares for one year.

•

During any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the program, the Company will initially redeem shares at prices determined as follows:

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

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The share redemption program document states that the Company expects to establish an estimated value per share no later than three years after the completion of its offering stage; however, to assist broker-dealers who sell shares in the Offering meet their regulatory obligations, the Company currently expects to establish an estimated value per share after the completion of its offering stage. The Company will consider its offering stage complete when the Company is no longer publicly offering equity securities – whether through the primary offering or a follow-on public offering – and has not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current and prior year dividend reinvestment plan, net of current year redemptions, as redeemable common stock in the accompanying consolidated balance sheets.

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

The Company limits the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2010, the Company redeemed $5.8 million of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2009 and redemptions through March 31, 2010, the Company may redeem up to $15.5 million of shares for the remainder of 2010.

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three months ended March 31, 2010.

Selling Commissions and Dealer Manager Fees

Through April 30, 2010, the Company paid the Dealer Manager up to 6.0% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. Effective April 30, 2010, the Company pays the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager may increase the reallowance.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

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

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Offering. As of March 31, 2010, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through March 31, 2010, including shares issued through the Company’s dividend reinvestment plan, the Company had sold 105,708,082 shares in the Offering for gross offering proceeds of $1.1 billion and recorded organization and other offering costs of $13.6 million and selling commissions and dealer manager fees of $94.4 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Acquisition and Origination Fees

The Company pays the Advisor an acquisition fee equal to 0.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company pays an origination fee equal to 1% of the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of these loans. The Company does not pay an acquisition fee with respect to investments in loans.

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

With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition or origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

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

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2010 and 2009.

Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2010 and 2009, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2010 through March 31, 2010 and January 1, 2009 through March 31, 2009 was a record date for distributions.

Industry Segments

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 11, “Segment Information.”

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 has no impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This ASC also requires public entities to evaluate subsequent events through the date that the financial statements are issued. ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009. In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirement (“ASU No. 2010-09”). ASU No. 2010-09 amends ASC 855 and eliminates the requirement to disclose the date through which subsequent events have been evaluated for SEC filers. ASU No. 2010-09 is effective upon issuance. The adoption of ASC 855 and ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

3. RECENT ACQUISITIONS OF REAL ESTATE

During the three months ended March 31, 2010, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Pierre Laclede Center	Clayton	MO	02/04/2010	$15,200	$46,246	$15,261	$112	$(2,645)	$74,174
One Main Place	Portland	OR	02/05/2010	7,200	38,009	9,634	531	(932)	54,442
Plano Business Park	Plano	TX	03/15/2010	3,050	10,299	3,349	548	(637)	16,609

				$25,450	$94,554	$28,244	$1,191	$(4,214)	$145,225

The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Pierre Laclede Center	5.0	3.3	5.7
One Main Place	3.4	5.5	3.4
Plano Business Park	5.2	5.5	6.0

For the three months ended March 31, 2010, the Company recognized $3.7 million of total revenues from these properties.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

4. REAL ESTATE

As of March 31, 2010, the Company’s real estate portfolio was comprised of six office properties, one office/flex property and one industrial property encompassing approximately 3.2 million rentable square feet and was 96% leased. The following table provides summary information regarding the properties owned by the Company as of March 31, 2010 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Mountain View Corporate Center	07/30/2008	Basking Ridge	NJ	Office	$31,003	$(2,694)	$28,309

Campus Drive Buildings
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	198,414	(17,998)	180,416
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	195,669	(13,551)	182,118

Total Campus Drive Buildings					394,083	(31,549)	362,534

350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,122	(1,450)	34,672

Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	112,603	(5,193)	107,410

Pierre Laclede Center	02/04/2010	Clayton	MO	Office	76,744	(1,004)	75,740

One Main Place	02/05/2010	Portland	OR	Office	55,658	(847)	54,811

Plano Business Park	03/15/2010	Plano	TX	Industrial	16,698	(53)	16,645

					$722,911	$(42,790)	$680,121

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2010, the leases have remaining terms of up to 11.0 years with a weighted-average remaining term of 4.5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.3 million and $0.8 million as of March 31, 2010 and December 31, 2009, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

As of March 31, 2010, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

April 1, 2010 through December 31, 2010	$53,095
2011	63,203
2012	58,512
2013	50,585
2014	43,357
Thereafter	76,590

$345,342

As of March 31, 2010, no tenant represented over 10% of the Company’s annualized base rent and the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	27	$12,347	17%
Other Professional Services	23	11,167	15%
Manufacturing	12	11,456	15%
Finance	30	11,284	15%
Computer Systems Design & Programming	6	8,186	11%

		$54,440	73%

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. As of March 31, 2010, the Company has a bad debt reserve of approximately $1,000, which represents less than 1% of annualized base rent. As of March 31, 2010, the Company has no tenants with rent balances outstanding over 90 days.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of March 31, 2010 and December 31, 2009, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Cost	$93,564	$66,867	$3,677	$2,499	$30,469	$26,888
Accumulated Amortization	(19,901)	(15,869)	(310)	(196)	(8,485)	(7,224)

Net Amount	$73,663	$50,998	$3,367	$2,303	$21,984	$19,664

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009
Amortization	$(5,580)	$(2,864)	$(126)	$(15)	$1,893	$1,396

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

6. REAL ESTATE LOANS RECEIVABLE

As of March 31, 2010 and December 31, 2009, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2010 (1)	Book Value as of March 31, 2010 (2)	Book Value as of December 31, 2009 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (3)
Northern Trust Building A-Note
San Diego, California	12/31/2008	Office	A-Note	$94,500	$61,171	$60,535	5.6%	13.0%	10/01/2017
One Liberty Plaza Notes (4)
New York, New York	02/11/2009	Office	Mortgage	115,000	71,115	70,266	6.1%	15.0%	08/06/2017
Tuscan Inn First Mortgage Origination
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	20,002	—	8.3%	8.6%	01/21/2015
Chase Tower First Mortgage Origination (5)
Austin, Texas	01/25/2010	Office	Mortgage	59,200	59,220	—	8.4%	8.5%	02/01/2015

				$288,900	$211,508	$130,801

(1) Outstanding principal balance as of March 31, 2010 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.

(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2010, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are for the three months ended March 31, 2010. Maturity dates are as of March 31, 2010.

(4) Monthly installments on the One Liberty Plaza Notes are interest only until August 2011. For the final six years on the notes, principal on the loan amortizes on a 30-year amortization schedule, with the remaining principal balance due at maturity.

(5) Monthly installments on the Chase Tower First Mortgage are interest only for the first three years, followed by payments calculated using an amortization of 30 years for the balance of the term.

The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2010:

Real estate loan receivable - December 31, 2009	$130,801
Face value of real estate loans receivable originated	79,400
Accretion of discounts on purchased real estate loans receivable	1,512
Origination fees, net of closing costs, on originations of real estate loan receivable	(184)
Amortization of closing costs and origination fees on purchased and originated real estate loans receivable	(21)

Real estate loans receivable - March 31, 2010	$211,508

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

For the three months ended March 31, 2010 and 2009, interest income from real estate loans receivable consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Contractual interest income	$4,324	$2,265
Accretion of purchase discounts	1,512	978
Amortization of closing costs and origination fees	(21)	(18)

Interest income from real estate loans receivable	$5,815	$3,225

As of March 31, 2010 and December 31, 2009, interest receivable from real estate loans receivable was $1.5 million and $1.0 million, respectively, and was included in rents and other receivables.

Recent Acquisitions

Tuscan Inn First Mortgage

On January 21, 2010, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $20.2 million (the “Tuscan Inn First Mortgage”) from a borrower unaffiliated with the Company or the Advisor. The borrower used the proceeds from the loan to acquire a four-story, 221-room hotel located in San Francisco. The property includes a 68-car parking garage, 1,900 square feet of meeting facilities and a restaurant. Payments during the term of the Tuscan Inn First Mortgage are interest-only. The Tuscan Inn First Mortgage matures on January 21, 2015 and may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without pre-payment penalty on or after January 21, 2014.

Chase Tower First Mortgage

On January 25, 2010, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $59.2 million (the “Chase Tower First Mortgage”) from a borrower unaffiliated with the Company or the Advisor. The borrower used the proceeds from the loan to acquire a 22-story Class A office tower located in Austin, Texas. The office tower contains 389,503 square feet and at January 1, 2010 was approximately 94% leased. Payments under the Chase Tower First Mortgage are interest-only payments for the first three years, followed by payments calculated using an amortization schedule of 30 years for the balance of the term. The Chase Tower First Mortgage matures on February 1, 2015 and may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without pre-payment penalty on or after November 1, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

7. NOTES PAYABLE

As of March 31, 2010 and December 31, 2009, the Company’s notes payable, all of which are interest-only loans during the terms of the loans with principal payable upon maturity, consist of the following (dollars in thousands):

	Principal as of March 31, 2010	Principal as of December 31, 2009	Contractual Interest Rate (1)	Interest Rate (1)	Maturity Date (2)
Portfolio Mortgage Loan (3) (4)	$27,810	$27,810	One - month LIBOR + 3.75% (5)	4.1%	04/30/2010
100 & 200 Campus Drive Mortgage Loan (6)	20,000	5,000	One - month LIBOR + 3.25%	5.6%	02/26/2014
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	04/10/2014

	$141,660	$126,660

(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2010. Interest rate is calculated as the actual interest rate in effect at March 31, 2010 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates), using interest rate indices at March 31, 2010, where applicable.

(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2010; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) Represents a portfolio of two separate loans. The individual deeds of trust and mortgages on the respective properties securing the loans are cross-defaulted and cross-collateralized.

(4) Subsequent to March 31, 2010, the Company paid off this loan with proceeds from a revolving loan facility. See Note 14, “Subsequent Events – Investments and Financings Subsequent to March 31, 2010.”

(5) The interest rate under this loan is calculated at a variable rate of 375 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.10%.

(6) On February 26, 2010, the Company paid in full the outstanding principal and accrued interest on a mortgage loan secured by the 100 & 200 Campus Drive Buildings that was to mature on March 9, 2010, and obtained a new $64.6 million four-year mortgage loan of which $20.0 million has been disbursed to the Company at March 31, 2010. See “Recent Financings Transactions – 100 & 200 Campus Drive Financing.”

During the three months ended March 31, 2010 and 2009, the Company incurred $1.9 million and $3.6 million of interest expense, respectively. As of March 31, 2010 and December 31, 2009, $0.5 million and $0.4 million, respectively, of interest expense was payable. Included in interest expense for the three months ended March 31, 2010 and 2009 were $0.1 million and $0.4 million of amortization of deferred financing costs, respectively.

The following is a schedule of maturities for all notes payable outstanding as of March 31, 2010 (in thousands):

April 1, 2010 through December 31, 2010	$27,810
2011	—
2012	—
2013	—
2014	113,850

$141,660

Certain of our notes payable contain financial and non-financial debt covenants. As of March 31, 2010, the Company was in compliance with all debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Recent Financing Transactions

100 & 200 Campus Drive Financing

On February 26, 2010, the Company obtained a four-year mortgage loan with TD Bank, N.A. and US Bank National Association (collectively, the “Lenders”) for borrowings up to $64.6 million (the “100 & 200 Campus Drive Mortgage Loan”). As of February 26, 2010, $20.0 million had been disbursed to the Company with the remaining loan balance available for future disbursements, subject to certain conditions set forth in the loan agreement. The 100 & 200 Campus Drive Mortgage Loan matures on February 26, 2014, with an option to extend the maturity date to February 26, 2015, subject to certain conditions. The 100 & 200 Campus Drive Mortgage Loan bears interest at a floating rate of 325 basis points over one-month LIBOR and monthly payments are interest only with the entire principal balance due at maturity, assuming no prior prepayment. The Company has entered into two interest rate swap agreements with the Lenders on the initial $20.0 million funded, which effectively fixed the interest rate at approximately 5.55% through the initial term of the loan. The Company will be required to enter future interest rate swap agreements if the amount drawn on the loan and not subject to a swap is equal or greater than $10.0 million. The 100 & 200 Campus Drive Mortgage Loan may be prepaid in whole or in part at any time without penalty, subject to certain conditions.

The 100 & 200 Campus Drive Mortgage Loan is secured by the 100 & 200 Campus Drive Buildings. KBS REIT Properties II, LLC (“REIT Properties II”), one of the Company’s indirect wholly owned subsidiaries, has provided a guaranty of the repayment of the 100 & 200 Campus Drive Mortgage Loan.

8. DERIVATIVE INSTRUMENTS

The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives.

The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. All of the Company’s interest rate swaps are designated as cash flow hedges.

On February 26, 2010, the Company entered into two swap agreements related to the 100 & 200 Campus Drive Mortgage Loan. The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2010. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	Fair Value of Liability	Balance Sheet Location
Interest Rate Swap	02/26/2010	02/26/2014	$10,000	One - month LIBOR/ Fixed at 2.30%	$(55)	Other liabilities
Interest Rate Swap	02/26/2010	02/26/2014	10,000	One - month LIBOR/ Fixed at 2.30%	(53)	Other liabilities

Total derivatives designated as hedging instruments			$20,000		$(108)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized losses of $0.1 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive loss for the three months ended March 31, 2010. The Company reclassified a loss of $39,000 related to the effective portion of the cash flow hedges from accumulated other comprehensive income to income during the three months ended March 31, 2010. The change in fair value of the ineffective portion is recognized directly in earnings. During the three months ended March 31, 2010, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totaled $0.4 million as of March 31, 2010 and was included in accumulated other comprehensive loss.

9. FAIR VALUE DISCLOSURES

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

Derivative instruments: These instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined by a third-party expert using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

The following are the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009, whose carrying amounts do not approximate their fair value (in thousands):

	March 31, 2010			December 31, 2009
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$288,900	$211,508	$256,469	$209,500	$130,801	$174,387
Financial liabilities:
Notes payable	141,660	141,660	139,195	126,660	126,660	125,285

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at March 31, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

At March 31, 2010, the Company held the following assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Investments in real estate	$145,225	$—	$—	$145,225

Total Assets	$145,225	$—	$—	$145,225

Recurring Basis:
Liability derivatives	$(108)	$—	$(108)	$—

Total Liabilities	$(108)	$—	$(108)	$—

10. RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust I, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2010 and 2009, no transactions occurred between the Company and these entities.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2010 and 2009, respectively, and any related amounts payable as of March 31, 2010 and December 31, 2009 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2010	2009	2010	2009
Expensed
Asset management fees (1)	$1,519	$985	$—	$—
Reimbursement of operating expenses	6	—	—	—
Acquisition fees	1,106	—	—	—

Additional Paid-in Capital
Selling commissions	6,443	8,565	—	—
Dealer manager fees	4,003	5,149	—	—
Reimbursable other offering costs	564	652	149	206

Capitalized
Origination fees	794	668	—	—

	$14,435	$16,019	$149	$206

(1)	See Note 2, “Summary of Significant Accounting Polices – Related Party Transactions – Asset Management Fee.”

11. SEGMENT INFORMATION

The Company presently operates in two business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in office, office/flex, and industrial properties. Under the real estate-related segment, the Company has invested in three mortgage loans and an A-Note. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2010 and 2009 and total assets and total liabilities for each reportable segment as of March 31, 2010 and December 31, 2009 (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Real estate segment	$21,521	$13,183
Real estate-related segment	5,815	3,225

Total segment revenues	$27,336	$16,408

Interest Expense:
Real estate segment	$1,563	$3,482
Real estate-related segment	—	—

Total segment interest expense	1,563	3,482
Corporate-level	319	83

Total interest expense	$1,882	$3,565

NOI:
Real estate segment	$11,998	$4,808
Real estate-related segment	5,469	3,044

Total NOI	$17,467	$7,852

	As of March 31, 2010	As of December 31, 2009
Assets:
Real estate segment	$695,660	$552,076
Real estate-related segment	213,094	131,776

Total segment assets	908,754	683,852
Corporate-level (1)	157,054	270,016

Total assets	$1,065,808	$953,868

Liabilities:
Real estate segment	$170,117	$151,923
Real estate-related segment	8	—

Total segment liabilities	170,125	151,923
Corporate-level (2)	7,016	6,123

Total liabilities	$177,141	$158,046

(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $156.6 million and $270.0 million as of March 31, 2010 and December 31, 2009, respectively.

(2) As of March 31, 2010 and December 31, 2009, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

The following table reconciles the Company’s net income to its NOI for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net income	$3,828	$1,205
Other interest income	(66)	(153)
Real estate acquisition fees and expenses	1,570	—
General and administrative expenses	1,079	510
Depreciation and amortization	10,737	6,207
Corporate-level interest expense	319	83

NOI	$17,467	$7,852

12. PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2010 and 2009. The Company acquired one property during the year ended December 31, 2009 and three properties during the three months ended March 31, 2010, all of which were accounted for as business combinations. The following unaudited pro forma information for the three months ended March 31, 2009 has been prepared to give effect to the acquisitions of (i) Willow Oaks Corporate Center, (ii) Pierre Laclede Center and (iii) One Main Place, as if the acquisitions occurred on January 1, 2009. The following unaudited pro forma information for the three months ended March 31, 2010 has been prepared to give effect to the acquisitions of (i) Pierre Laclede Center and (ii) One Main Place, as if the acquisitions occurred on January 1, 2010. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended March 31,
	2010	2009
Revenues	$29,705	$25,915

Depreciation and amortization	$12,201	$10,006

Net income (loss)	$3,869	$(8)

Net income (loss) per common share, basic and diluted	$0.04	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	99,981,558	64,982,507

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

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

Status of the Offering

The Company commenced its Offering on April 22, 2008. As of May 12, 2010, the Company had sold 113,520,766 shares of common stock in the Offering for gross offering proceeds of $1.1 billion, including 3,652,194 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $34.7 million.

Distributions Paid

On April 15, 2010, the Company paid distributions of $5.7 million, which related to distributions declared for each day in the period from March 1, 2010 through March 31, 2010. On May 14, 2010, the Company paid distributions of $5.7 million, which related to distributions declared for each day in the period from April 1, 2010 through April 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Distributions Declared

On March 19, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from May 1, 2010 through May 31, 2010, which the Company expects to pay in June 2010. On May 7, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2010 through June 30, 2010, which the Company expects to pay in July 2010 and distributions based on daily record dates for the period from July 1, 2010 through July 31, 2010, which the Company expects to pay in August 2010. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Investments and Financings Subsequent to March 31, 2010

Origination of Pappas Commerce First Mortgage

On April 5, 2010, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of up to $47.0 million (the “Pappas Commerce First Mortgage”) from a borrower unaffiliated with the Company or the Advisor. The borrower used the proceeds from the loan to refinance an industrial park located on approximately 38-acres of land in Boston, Massachusetts and to provide additional funds for capital improvements and the construction of a grocery store. As of April 5, 2010, $29.0 million had been disbursed and another $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement.

The Pappas Commerce First Mortgage matures on July 1, 2014 and the Company receives interest-only payments during the term of the loan. The Pappas Commerce First Mortgage may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without penalty on or after April 1, 2014.

Acquisition of Hartman II

On April 7, 2010, the Company, through an indirect wholly owned subsidiary, acquired an industrial building containing 261,799 rentable square feet located on approximately 23.3-acres of land in Austell, Georgia (“Hartman II”). The seller is not affiliated with the Company or the Advisor. The contractual purchase price of Hartman II is approximately $10.8 million plus closing costs. The Company funded the purchase of Hartman II with proceeds from the Offering, but may later place mortgage debt on the property.

Hartman II is located at 555 Hartman Road in Austell, Georgia and is currently 100% leased to a single tenant.

Purchase Agreement for Torrey Reserve West

On March 31, 2010, the Company, through an indirect wholly owned subsidiary, entered into a purchase agreement to purchase three office buildings containing 118,030 rentable square feet located on approximately 7.1-acres of land in San Diego, California (“Torrey Reserve West”). The seller is not affiliated with the Company or the Advisor. The purchase price of Torrey Reserve West is approximately $27.3 million plus closing costs. Pursuant to the purchase agreement, the Company would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. On April 5, 2010, the Company made an initial deposit of $1.0 million, and in some circumstances, if the Company fails to complete the acquisition, the Company may forfeit $1.0 million of earnest money. Torrey Reserve West is 91% leased to six tenants.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Portfolio Revolving Loan Facility

On April 30, 2010, the Company entered into a four-year revolving loan facility with Wells Fargo Bank, N.A. for an amount up to $100.0 million (the “Portfolio Revolving Loan Facility”). As of April 30, 2010, $55.0 million had been disbursed to the Company with the remaining loan balance available for future disbursements, subject to certain conditions set forth in the loan agreement. In connection with the closing of the Portfolio Revolving Loan Facility, the outstanding balance of $27.8 million under the Portfolio Mortgage Loan was repaid in full. The initial maturity date of the Portfolio Revolving Loan Facility is April 30, 2014, with an option to extend the maturity date to April 30, 2015. The Portfolio Revolving Loan Facility bears interest at a floating rate of 300 basis points over LIBOR, but at no point shall the interest rate be less than 4.25%; however, there shall be no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years. Monthly payments are interest only with the entire principal amount due at maturity, assuming no prior prepayment. During the term of the loan, the Company generally may not reduce the outstanding principal balance below a minimum outstanding amount, which is currently $55.0 million, without payment of prepayment fees. The minimum outstanding amount may be reduced upon the release of one or more of the properties securing the loan. Upon an event of default under the loan, the lender may accelerate the entire amount due and payable under the Portfolio Revolving Loan Facility. In connection with entering into the Portfolio Revolving Loan Facility, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. which effectively fixes the interest rate on the initial $55.0 million drawn under the loan at approximately 5.17% for the first three years of the loan and fixes the interest rate on $45.0 million of this amount at approximately 5.17% for the last year of the initial loan term.

The Portfolio Revolving Loan Facility is secured by Mountain View Corporate Center, 350 E. Plumeria Building, Pierre Laclede Center and One Main Place. REIT Properties II will provide a limited guaranty of the repayment of the Portfolio Revolving Loan Facility.

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

•

All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•

There is no assurance that we will raise the maximum offering amount in our initial public offering. If we raise substantially less than the maximum offering, we may not be able to invest in a diverse portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•

We will pay substantial fees to and expenses of our advisor, its affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment in us. These fees increase your risk of loss.

•

We have used and expect to continue to use proceeds from financings to fund a portion of our distributions until the proceeds from our ongoing initial public offering are fully invested and from time to time during our operational stage in anticipation of cash flow to be received in later periods. We may also fund such distributions from advances from our advisor or sponsors, from our advisor’s deferral of its asset management fee, from the net proceeds from the sale of real estate and from the receipt of principal payments on our real estate-related investments.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

Overview

We were formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and intend to operate in such a manner. We intend to invest in a diverse portfolio of real estate and real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.

We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of March 31, 2010, we owned eight real estate properties and four real estate loans receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. From the commencement of the offering on April 22, 2008 through March 31, 2010, we had sold 105,708,082 shares of common stock in our ongoing initial public offering for gross offering proceeds of $1.1 billion, including 3,321,460 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $31.6 million. Also as of March 31, 2010, we had redeemed 813,266 of the shares sold in the offering for $7.7 million. We have extended our primary offering of 200,000,000 shares until the earlier of the sale of all 200,000,000 shares or August 31, 2010, and we may extend the primary offering beyond that date. We intend to use substantially all of the net proceeds from the ongoing initial public offering to invest in a diverse portfolio of real estate and real estate-related investments as described above.

Market Outlook - Real Estate and Real Estate Finance Markets

During 2008 and 2009, the global financial markets experienced increased volatility due to the widespread concerns about credit risk and the functioning of the capital markets. Economies throughout the world have experienced substantially increased unemployment and sagging consumer confidence due to a downturn in economic activity. In addition, the failure (and near failure) of several large financial institutions and the expectations of additional failures of smaller financial institutions has led to increased levels of uncertainty and a continued skepticism in the general business climate.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has been experiencing deteriorating fundamentals across all major property types and in most geographic markets. In general, borrower defaults are on the rise, rental rates are falling, and demand for commercial real estate space in most markets has contracted. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

Currently, benchmark interest rates, such as LIBOR, are near historic lows. This has allowed borrowers with floating rate debt to continue to make debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. Low short-term rates have allowed borrowers to meet their debt obligations; however, these borrowers would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers will have to find new sources of funds in order to recapitalize their properties.

Over the last two years, transaction volume for commercial real estate has declined dramatically. Increased market volatility has led to uncertainty and poor investor confidence with regard to future market conditions. In the third quarter of 2009, government programs designed to provide liquidity to the capital markets and low short-term interest rates began to have an effect on the demand for assets with yield. Credit spreads across most of the fixed income markets have experienced a dramatic decrease, allowing for the commercial real estate markets to stabilize. Following a prolonged period of inactivity, transaction activity has slowly increased and some measure of liquidity has began to make its way into the market; however, the volume is well below that seen prior to 2008.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, was inactive for over a year and left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Despite certain recent positive economic indicators such as an improved stock market performance and improved access to capital for some companies, the aforementioned economic conditions have sustained the ongoing global recession. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government is currently assessing a regulatory overhaul of the financial markets, including the banking, insurance and brokerage sectors. Increased disclosure requirements and changes to accounting principles involving the valuation of investments have also been a source of uncertainty. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

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

As of March 31, 2010, we had real estate loans receivable with a principal value of $288.9 million and a carrying value of $211.5 million, all of which are fixed rate and mature between 2015 and 2017.

Impact on Our Financing Activities

In light of the risks associated with projected declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of March 31, 2010, we had debt obligations in the aggregate principal amount of $141.7 million. Short-term variable rate loans, representing $27.8 million of our debt, mature within the next 12 months. We have a total of $93.9 million of fixed rate notes payable and $47.8 million of variable rate notes payable; of the $47.8 million of variable rate notes payable, $20.0 million is effectively fixed through interest rate swap agreements. With regard to the $27.8 million of loans maturing within the next 12 months, we completed a five-year refinance of these mortgage loans on April 30, 2010. See “— Subsequent Events — Investments and Financings Subsequent to March 31, 2010.”

Liquidity and Capital Resources

Our principal demand for funds during the short and long-term is and will be for the acquisition of properties; the acquisition and origination of loans and other real estate-related investments; the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; and payments of distributions to stockholders. To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from our ongoing initial public offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate operations and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

From June 2008 through March 2010, we raised significant funds through the issuance of common stock in our initial public offering. The proceeds from the issuance of common stock, net of organization and offering costs and selling commissions and dealer manager fees, were primarily used to acquire real estate and acquire and originate real estate-related investments. Proceeds from our dividend reinvestment plan were primarily used to fund redemptions of shares under our share redemption program and capital expenditures on our real estate investments. We anticipate receiving additional proceeds from the issuance of common stock and intend to continue making real estate and real estate-related investments using the proceeds from our ongoing initial public offering and debt financing. In addition, on February 26, 2010, we entered into a $64.6 million secured credit facility that will further enhance our liquidity. As of March 31, 2010, $20.0 million of the $64.6 million secured credit facility had been disbursed with the remaining loan balance available for future disbursements, subject to certain conditions set forth in the loan agreement. Subsequent to March 31, 2010, we entered into a revolving loan facility for an amount up to $100.0 million, of which $55.0 million was initially funded with the remaining loan balance available for future disbursements, subject to certain conditions set forth in the loan agreement.

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

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2010, our real estate portfolio was 96% leased and our bad debt reserve was less than 1% of annualized base rent. As of March 31, 2010, we had no tenants with rent balances outstanding for over 90 days. Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make their debt service payments. As of March 31, 2010, the borrowers under our real estate loans receivable were all current.

For the three months ended March 31, 2010, our cash needs for acquisitions, capital expenditures and payment of debt obligations were met with the proceeds from our ongoing initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the three months ended March 31, 2010 using a combination of cumulative cash flows from operations and debt financing. We believe that our cash on hand, proceeds from our ongoing initial public offering, cash flow from operations, availability under our credit facility and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

As of March 31, 2010, we owned eight real estate properties and four real estate loans receivable. During the three months ended March 31, 2010, net cash provided by operating activities was $8.2 million, compared to $3.4 million during the three months ended March 31, 2009. Net cash from operations increased in 2010 primarily due to increases in rental revenue from our real estate and increases in contractual interest income from our real estate-related investments primarily as a result of our investment activities during 2009 and 2010, partially offset by increases in rental expenses, asset management fees and general and administrative expenses. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds. During the three months ended March 31, 2010, net cash used in investing activities was $225.4 million and primarily consisted of the following:

•	Acquisitions of three real estate investments with an aggregate purchase price of $145.2 million; and

•	Originations of two real estate loans receivable for $79.2 million.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the three months ended March 31, 2010, net cash provided by financing activities was $103.5 million and consisted of the following:

•

$102.3 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $12.1 million;

•

$13.8 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $20.0 million, partially offset by principal payments on notes payable of $5.0 million and payments of deferred financing costs of $1.2 million;

•	$6.8 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $8.4 million; and

•	$5.8 million of cash used for redemptions of common stock.

Contractual Commitments and Contingencies

In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may in the future utilize unsecured debt, to finance a portion of our investment portfolio; however, given the current debt market environment, we may elect to forego the use of debt on some or all of our future real estate acquisitions. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our ongoing initial public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of March 31, 2010, our borrowings were approximately 13% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a summary of our contractual obligations as of March 31, 2010 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
Outstanding debt obligations (1)	$141,660	$27,810	$—	$113,850	$—
Interest payments on outstanding debt obligations (2)	26,696	5,102	13,295	8,299	—

(1) Amounts include principal payments under notes payable based on current maturity dates of debt obligations as of March 31, 2010.

(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2010 (consisting of the contractual interest rate and the effect of interest rate floors and swaps). We incurred interest expense of $1.8 million during the three months ended March 31, 2010, excluding amortization of deferred financing costs totaling $0.1 million.

Results of Operations

Our results of operations for the three months ended March 31, 2010 and 2009 are not indicative of those expected in future periods as we broke escrow in our ongoing initial public offering on June 24, 2008 and as of March 31, 2010 had not yet met our capital raise or investment goals. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. We commenced real estate operations on July 30, 2008 in connection with the acquisition of our first investment. We acquired three office properties, one office/flex property and two real estate loans receivable during 2008 and the first three months of 2009. During the remainder of 2009, we acquired one office property. During the three months ended March 31, 2010, we originated two mortgage loans and acquired two office properties and one industrial property. As of March 31, 2010, we owned six office properties, one office/flex property, one industrial property and four real estate loans receivable. Therefore, our results of operations for the three months ended March 31, 2010 are not directly comparable to the three months ended March 31, 2009. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Rental income and tenant reimbursements increased from $13.2 million for the three months ended March 31, 2009 to $21.3 million for the three months ended March 31, 2010, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest income from our real estate loans receivable, recognized using the interest method, increased from $3.2 million for the three months ended March 31, 2009 to $5.8 million for the three months ended March 31, 2010, primarily as a result of the growth in our real estate loans receivable portfolio and the amount of time we held certain investments in 2010 as compared to 2009. Interest income included $1.0 million and $1.5 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended March 31, 2009 and 2010, respectively. We expect interest income to increase in future periods as a result of anticipated future acquisitions of real estate-related investments.

Other operating income was $0.3 million for the three months ended March 31, 2010 and consisted of parking revenues related to properties acquired during the during the three months ended March 31, 2010. We expect other operating income to increase in future periods as a result of anticipated future acquisitions of real estate.

Property operating costs increased from $3.1 million for the three months ended March 31, 2009 to $5.0 million for the three months ended March 31, 2010. Real estate taxes and insurance increased from $1.0 million for the three months ended March 31, 2009 to $1.8 million for the three months ended March 31, 2010. The increase in property operating costs, real estate taxes and insurance was due to the growth in our real estate portfolio. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Asset management fees with respect to our real estate and real estate-related investments increased from $1.0 million for the three months ended March 31, 2009 to $1.5 million for the three months ended March 31, 2010, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of March 31, 2010 have been paid. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate acquisition fees and expenses were $1.6 million for three months ended March 31, 2010 and relate to the acquisition of three real estate properties. There were no real estate acquisitions during the three months ended March 31, 2009.

General and administrative expenses increased from $0.5 million for the three months ended March 31, 2009 to $1.1 million for the three months ended March 31, 2010. These general and administrative costs consisted primarily of insurance premiums and professional fees. We expect general and administrative costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

Depreciation and amortization expenses increased from $6.2 million for the three months ended March 31, 2009 to $10.7 million for the three months ended March 31, 2010, primarily due to the growth in our real estate portfolio. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest expense decreased from $3.6 million for the three months ended March 31, 2009 to $1.9 million for the three months ended March 31, 2010. Included in interest expense is the amortization of deferred financing costs of $0.4 million for the three months ended March 31, 2009 and $0.1 million for the three months ended March 31, 2010. The decrease in interest expense is due to the decrease in average principal outstanding during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

Other interest income decreased from $0.2 million for the three months ended March 31, 2009 to $0.1 million for the three months ended March 31, 2010 and consisted of interest earned on our cash and cash equivalents accounts. The decrease in other interest income is due to a decrease in average interest rates earned on our cash and cash equivalent accounts, which was partially offset by an increase in our average cash balance during the same periods. Other interest income in future periods will vary based on the interest rates earned on our cash and cash equivalent accounts and the level of cash on hand, which will depend in part on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. As of March 31, 2010, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through March 31, 2010, including shares issued through our dividend reinvestment plan, we had sold 105,708,082 shares in the offering for gross offering proceeds of $1.1 billion and recorded organization and other offering costs of $13.6 million and selling commissions and dealer manager fees of $94.4 million.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net income	$3,828	$1,205
Add:
Depreciation of real estate assets	2,985	2,303
Amortization of lease-related costs	7,752	3,904

FFO	$14,565	$7,412

Set forth below is additional information related to certain items included in net income above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Income:

•	Revenues in excess of actual cash received as a result of straight-line rent of $0.9 million for the three months ended March 31, 2010 and $0.5 million for the three months ended March 31, 2009;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of $1.8 million for the three months ended March 31, 2010 and $1.4 million for the three months ended March 31, 2009;

•

Interest income from the accretion of discounts on real estate loans receivable, net of amortization of closing costs, of $1.5 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively;

•

Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.1 million for the three months ended March 31, 2010 and approximately $0.4 million for the three months ended March 31, 2009; and

•	Acquisition fees and expenses related to the purchase of real estate of approximately $1.6 million for the three months ended March 31, 2010.

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions

During our offering stage, when we may raise capital in our ongoing initial public offering more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2010 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
			Cash	Reinvested	Total
First Quarter 2010	$15,803	$0.160	$6,790	$8,369	$15,159	$8,215

(1) Distributions for the period from January 1, 2010 through March 31, 2010 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.

(2) Assumes share was issued and outstanding each day during the period presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

For the three months ended March 31, 2010, we paid aggregate distributions of $15.2 million, including $6.8 million of distributions paid in cash and $8.4 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2010 was $14.6 million and cash flow from operations was $8.2 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $8.2 million of current period operating cash flows and $7.0 million from a combination of operating cash reserves from prior periods and proceeds from debt financing. See the reconciliation of FFO to net income above.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook – Real Estate and Real Estate Finance Markets” and “Results of Operations,” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. There have been no significant changes to our policies during 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of the Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on April 22, 2008. As of May 12, 2010, we had sold 113,520,766 shares of common stock in the offering for gross offering proceeds of $1.1 billion, including 3,652,194 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $34.7 million.

Distributions Paid

On April 15, 2010, we paid distributions of $5.7 million, which related to distributions declared for each day in the period from March 1, 2010 through March 31, 2010. On May 14, 2010, we paid distributions of $5.7 million, which related to distributions declared for each day in the period from April 1, 2010 through April 30, 2010.

Distributions Declared

On March 19, 2010, our board of directors declared distributions based on daily record dates for the period from May 1, 2010 through May 31, 2010, which we expect to pay in June 2010. On May 7, 2010, our board of directors declared distributions based on daily record dates for the period from June 1, 2010 through June 30, 2010, which we expect to pay in July 2010 and distributions based on daily record dates for the period from July 1, 2010 through July 31, 2010, which we expect to pay in August 2010. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Investments and Financings Subsequent to March 31, 2010

Origination of Pappas Commerce First Mortgage

On April 5, 2010, we, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of up to $47.0 million (the “Pappas Commerce First Mortgage”) from a borrower unaffiliated with us or our advisor. The borrower used the proceeds from the loan to refinance an industrial park located on approximately 38-acres of land in Boston, Massachusetts and to provide additional funds for capital improvements and the construction of a grocery store. As of April 5, 2010, $29.0 million had been disbursed and another $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement.

The Pappas Commerce First Mortgage matures on July 1, 2014 and we receive interest-only payments during the term of the loan. The Pappas Commerce First Mortgage may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without penalty on or after April 1, 2014.

Acquisition of Hartman II

On April 7, 2010, we, through an indirect wholly owned subsidiary, acquired an industrial building containing 261,799 rentable square feet located on approximately 23.3-acres of land in Austell, Georgia (“Hartman II”). The seller is not affiliated with us or our advisor. The contractual purchase price of Hartman II is approximately $10.8 million plus closing costs. We funded the purchase of Hartman II with proceeds from our ongoing initial public offering, but may later place mortgage debt on the property.

Hartman II is located at 555 Hartman Road in Austell, Georgia and is currently 100% leased to a single tenant.

Purchase Agreement for Torrey Reserve West

On March 31, 2010, we, through an indirect wholly owned subsidiary, entered into a purchase agreement to purchase three office buildings containing 118,030 rentable square feet located on approximately 7.1-acres of land in San Diego, California (“Torrey Reserve West”). The seller is not affiliated with us or our advisor. The purchase price of Torrey Reserve West is approximately $27.3 million plus closing costs. Pursuant to the purchase agreement, we would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. On April 5, 2010, we made an initial deposit of $1.0 million, and in some circumstances, if we fail to complete the acquisition, we may forfeit $1.0 million of earnest money. Torrey Reserve West is 91% leased to six tenants.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Revolving Loan Facility

On April 30, 2010, we entered into a four-year revolving loan facility with Wells Fargo Bank, N.A. for an amount up to $100.0 million (the “Portfolio Revolving Loan Facility”). As of April 30, 2010, $55.0 million had been disbursed to us with the remaining loan balance available for future disbursements, subject to certain conditions set forth in the loan agreement. In connection with the closing of the Portfolio Revolving Loan Facility, the outstanding balance of $27.8 million under the Portfolio Mortgage Loan was repaid in full. The initial maturity date of the Portfolio Revolving Loan Facility is April 30, 2014, with an option to extend the maturity date to April 30, 2015. The Portfolio Revolving Loan Facility bears interest at a floating rate of 300 basis points over LIBOR, but at no point shall the interest rate be less than 4.25%; however, there shall be no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years. Monthly payments are interest only with the entire principal amount due at maturity, assuming no prior prepayment. During the term of the loan, we generally may not reduce the outstanding principal balance below a minimum outstanding amount, which is currently $55.0 million, without payment of prepayment fees. The minimum outstanding amount may be reduced upon the release of one or more of the properties securing the loan. Upon an event of default under the loan, the lender may accelerate the entire amount due and payable under the Portfolio Revolving Loan Facility. In connection with entering into the Portfolio Revolving Loan Facility, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. which effectively fixes the interest rate on the initial $55.0 million drawn under the loan at approximately 5.17% for the first three years of the loan and fixes the interest rate on $45.0 million of this amount at approximately 5.17% for the last year of the initial loan term.

The Portfolio Revolving Loan Facility is secured by Mountain View Corporate Center, 350 E. Plumeria Building, Pierre Laclede Center and One Main Place. KBS REIT Properties II, LLC (“REIT Properties II”), one of our indirect wholly owned subsidiaries, will provide a limited guaranty of the repayment of the Portfolio Revolving Loan Facility.

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

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2010, the fair value and carrying value of our fixed rate real estate loans receivable were $256.5 million and $211.5 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At March 31, 2010, the fair value of our fixed rate debt was $92.6 million and the carrying value of our fixed rate debt was $93.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2010. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2010, we did not own any floating rate loans receivable but were exposed to market risks related to fluctuations in interest rates on $27.8 million of our $47.8 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $20.0 million of our variable rate debt. In addition, certain of our variable rate debt outstanding is subject to interest rate floors, whereby an increase or decrease in interest rates may have no impact on our future earnings and cash flows. Based on interest rates as of March 31, 2010, if interest rates were 100 basis points higher during the 12 months ending March 31, 2011, interest expense on our variable rate debt outstanding would increase by $0.2 million and if interest rates were 100 basis points lower during the 12 months ending March 31, 2011, interest expense on our variable rate debt outstanding would not be impacted due to the effect of interest rate floors.

The weighted-average annual effective interest rate of our fixed rate real estate loans receivable at March 31, 2010 was 12.0%. The weighted-average annual effective interest rate represents the effective interest rate at March 31, 2010, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt at March 31, 2010 were 5.9% and 4.7%, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2010 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of March 31, 2010 where applicable.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On April 22, 2008, our Registration Statement on Form S-11 (File No. 333-146341), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on April 22, 2008 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect to sell the shares registered in our primary offering until August 31, 2010. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of March 31, 2010, we had sold 105,708,082 shares of common stock in our ongoing initial public offering for gross offering proceeds of $1.1 billion, including 3,321,460 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $31.6 million. Also as of March 31, 2010, we had redeemed 813,266 of the shares sold in the offering for $7.7 million pursuant to our share redemption program. As of March 31, 2010, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$94,443	Actual
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	13,577	Actual

Total expenses	$108,020

From the commencement of our ongoing initial public offering through March 31, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.0 billion, including net offering proceeds from our dividend reinvestment plan of $31.6 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of March 31, 2010, we have used the net proceeds from our ongoing primary public offering and debt financing to invest $906.0 million in real estate and real estate-related investments, including $11.3 million of acquisition and origination fees and expenses.

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

•

During any calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

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

During the three months ended March 31, 2010, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2010	311,769	$9.39	(3)
February 2010	111,461	$9.46	(3)
March 2010	190,153	$9.39	(3)

Total	613,383

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

(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2010, we redeemed $5.8 million of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2009 and redemptions through March 31, 2010, we may redeem up to $15.5 million for the remainder of 2010.

PART II. OTHER INFORMATION (CONTINUED)

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus dated April 22, 2010, Commission File No. 333-146341

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus dated April 22, 2010, Commission File No. 333-146341

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

4.5	Amended and Restated Escrow Agreement, dated June 2, 2008 by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Markets Group LLC and First Republic Trust Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

10.1	Amended and Restated Dealer Manager Agreement with Selected Dealer Agreement, dated April 30, 2010 between KBS Real Estate Investment Trust II, Inc. and KBS Capital Markets Group, LLC

10.2	Loan Agreement, (related to the Portfolio Revolving Loan Facility) between KBSII 350 PLUMERIA, LLC, KBSII MOUNTAIN VIEW, LLC, KBSII ONE MAIN PLACE, LLC, KBSII PIERRE LACLEDE CENTER, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010

10.3	Mortgage Agreement, (related to the Portfolio Revolving Loan Facility) between KBSII MOUNTAIN VIEW, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010

10.4	Deed of Trust, (related to the Portfolio Revolving Loan Facility) between KBSII PIERRE LACLEDE CENTER, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010

10.5	Deed of Trust, (related to the Portfolio Revolving Loan Facility) between KBSII ONE MAIN PLACE, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010

PART II. OTHER INFORMATION (CONTINUED)

10.6	Deed of Trust, (related to the Portfolio Revolving Loan Facility) between KBSII 350 PLUMERIA, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010

10.7	Limited Guaranty, (related to the Portfolio Revolving Loan Facility) between KBS REIT Properties II, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010

10.8	Secured Promissory Note, (related to the Portfolio Revolving Loan Facility) between KBSII 350 PLUMERIA, LLC, KBSII MOUNTAIN VIEW, LLC, KBSII ONE MAIN PLACE, LLC, KBSII PIERRE LACLEDE CENTER, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 17, 2010	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date: May 17, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer