Form 10-Q
period 2010-06-30
KBS Real Estate Investment Trust II, Inc.
filed 2010-08-13
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 11, 2010, there were 132,984,586 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Real estate:
Land	$99,157	$60,607
Buildings and improvements	583,829	447,953
Tenant origination and absorption costs	99,683	66,867

Total real estate, cost	782,669	575,427
Less accumulated depreciation and amortization	(53,826)	(34,059)

Total real estate, net	728,843	541,368
Real estate loans receivable, net	242,071	130,801

Total real estate and real estate-related investments, net	970,914	672,169
Cash and cash equivalents	254,347	273,821
Rents and other receivables, net	6,948	3,893
Above-market leases, net	7,542	2,303
Deferred financing costs, prepaid expenses and other assets	6,972	1,682

Total assets	$1,246,723	$953,868

Liabilities and stockholders’ equity
Notes payable	$168,850	$126,660
Accounts payable and accrued liabilities	7,519	2,664
Due to affiliates	17	206
Distributions payable	6,417	5,013
Below-market leases, net	20,267	19,664
Other liabilities	4,052	3,839

Total liabilities	207,122	158,046

Commitments and contingencies (Note 13)
Redeemable common stock	27,216	21,260
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 123,405,548 and 93,167,161 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,234	932
Additional paid-in capital	1,074,498	810,006
Cumulative distributions in excess of net income	(61,379)	(36,376)
Accumulated other comprehensive loss	(1,968)	—

Total stockholders’ equity	1,012,385	774,562

Total liabilities and stockholders’ equity	$1,246,723	$953,868

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$20,959	$10,923	$39,455	$21,808
Tenant reimbursements	3,003	2,032	5,760	4,330
Interest income from real estate loans receivable	7,030	4,466	12,845	7,691
Other operating income	478	15	746	15

Total revenues	31,470	17,436	58,806	33,844

Expenses:
Operating, maintenance, and management	5,077	2,393	10,031	5,525
Real estate taxes and insurance	2,193	956	4,026	1,913
Asset management fees to affiliate	1,788	1,054	3,307	2,039
Real estate acquisition fees and expenses	943	—	2,514	—
General and administrative expenses	1,090	463	2,168	973
Depreciation and amortization	12,599	6,145	23,336	12,352
Interest expense	2,476	2,783	4,358	6,348

Total expenses	26,166	13,794	49,740	29,150

Other income:
Other interest income	106	221	172	374

Net income	$5,410	$3,863	$9,238	$5,068

Net income per common share, basic and diluted	$0.05	$0.07	$0.09	$0.11

Weighted-average number of common shares outstanding, basic and diluted	113,746,113	56,528,061	106,210,219	47,408,456

Distributions declared per common share	$0.162	$0.162	$0.322	$0.322

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2009 and the Six Months Ended June 30, 2010 (unaudited)

(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2008	31,515,364	315	277,592	(7,523)	—	270,384
Issuance of common stock	61,851,680	619	615,081	—	—	615,700
Redemptions of common stock	(199,883)	(2)	(1,919)	—	—	(1,921)
Transfers to redeemable common stock	—	—	(19,339)	—	—	(19,339)
Distributions declared	—	—	—	(41,272)	—	(41,272)
Commissions on stock sales and related dealer manager fees	—	—	(54,913)	—	—	(54,913)
Other offering costs	—	—	(6,496)	—	—	(6,496)
Net income	—	—	—	12,419	—	12,419

Balance, December 31, 2009	93,167,161	$932	$810,006	$(36,376)	$—	$774,562
Comprehensive income:
Net income	—	—	—	9,238	—	9,238
Unrealized losses on derivative instruments	—	—	—	—	(1,968)	(1,968)

Total comprehensive income						7,270
Issuance of common stock	31,549,483	315	313,272	—	—	313,587
Redemptions of common stock	(1,311,096)	(13)	(12,242)	—	—	(12,255)
Transfers to redeemable common stock	—	—	(5,956)	—	—	(5,956)
Distributions declared	—	—	—	(34,241)	—	(34,241)
Commissions on stock sales and related dealer manager fees	—	—	(27,186)	—	—	(27,186)
Other offering costs	—	—	(3,396)	—	—	(3,396)

Balance, June 30, 2010	123,405,548	$1,234	$1,074,498	$(61,379)	$(1,968)	$1,012,385

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$9,238	$5,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,336	12,352
Noncash interest income on real estate-related investments	(3,054)	(2,302)
Deferred rent	(1,714)	(1,048)
Bad debt expense	(11)	9
Amortization of above- and below-market leases, net	(3,215)	(2,758)
Amortization of deferred financing costs	249	682
Changes in operating assets and liabilities:
Rents and other receivables	(1,428)	139
Prepaid expenses and other assets	(2,531)	(956)
Accounts payable and accrued liabilities	3,595	305
Other liabilities	(1,755)	108

Net cash provided by operating activities	22,710	11,599

Cash Flows from Investing Activities:
Acquisitions of real estate	(209,025)	—
Additions to real estate	(2,283)	(999)
Investment in real estate loans receivable	(108,216)	(67,611)

Net cash used in investing activities	(319,524)	(68,610)

Cash Flows from Financing Activities:
Proceeds from notes payable	75,000	11,540
Principal payments on notes payable	(32,810)	(75,526)
Payments of deferred financing costs	(2,574)	(513)
Proceeds from issuance of common stock	295,376	331,141
Payments to redeem common stock	(12,255)	(335)
Payments of commissions on stock sales and related dealer manager fees	(27,188)	(30,708)
Payments of other offering costs	(3,583)	(3,309)
Distributions paid to common stockholders	(14,626)	(5,799)

Net cash provided by financing activities	277,340	226,491

Net (decrease) increase in cash and cash equivalents	(19,474)	169,480
Cash and cash equivalents, beginning of period	273,821	56,609

Cash and cash equivalents, end of period	$254,347	$226,089

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,883	$5,885

Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$1,404	$1,740

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$18,211	$7,738

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The Company intends to invest in a diverse portfolio of real estate and real estate-related investments. As of June 30, 2010, the Company owned 11 real estate properties (consisting of eight office properties, one office/flex property and two industrial properties) and five real estate loans.

Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on May 21, 2010 (the “Advisory Agreement”). The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.

On September 27, 2007, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 200,000,000 shares were registered in the Company’s primary offering and 80,000,000 shares were registered under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on April 22, 2008. Also on April 22, 2008, the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering pursuant to a dealer manager agreement, as amended and restated on April 30, 2010 (the “Dealer Manager Agreement”). The Company has extended its primary offering of 200,000,000 shares until the earlier of the sale of all 200,000,000 shares or December 31, 2010. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate and real estate-related investments.

As of June 30, 2010, the Company had sold 124,896,527 shares of common stock in the Offering for gross offering proceeds of $1.2 billion, including 4,357,492 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $41.4 million. Also as of June 30, 2010, the Company had redeemed 1,510,979 shares sold in the Offering for $14.2 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

During the six months ended June 30, 2010 and 2009, the Company recognized deferred rent from tenants of $1.7 million and $1.0 million, respectively. As of June 30, 2010 and December 31, 2009, the cumulative deferred rent balance was $4.5 million and $2.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. Management specifically analyzes deferred rent and accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the six months ended June 30, 2010, the Company reduced its bad debt reserve and recorded a net recovery of bad debt related to its tenant receivables of $11,000. During the six months ended June 30, 2009, the Company recorded bad debt expense of $9,000.

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

Real Estate

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the six months ended June 30, 2010, the Company acquired six real estate assets, recorded each acquisition as a business combination and expensed $2.5 million of acquisition costs. The Company did not acquire any real estate assets during the six months ended June 30, 2009, and therefore, no acquisition costs were expensed during that period.

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

June 30, 2010

(unaudited)

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the six months ended June 30, 2010 and 2009.

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

As of June 30, 2010, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the six months ended June 30, 2010. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

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

June 30, 2010

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of June 30, 2010 and December 31, 2009, the Company’s deferred financing costs were $2.5 million and $0.2 million, respectively, net of amortization.

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

June 30, 2010

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

June 30, 2010

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

June 30, 2010

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

The Company limits the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2010, the Company redeemed $12.3 million of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2009 and redemptions through June 30, 2010, the Company may redeem up to $9.0 million of shares for the remainder of 2010.

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the six months ended June 30, 2010.

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

June 30, 2010

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

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Offering. As of June 30, 2010, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through June 30, 2010, including shares issued through the Company’s dividend reinvestment plan, the Company had sold 124,896,527 shares in the Offering for gross offering proceeds of $1.2 billion and recorded organization and other offering costs of $15.4 million and selling commissions and dealer manager fees of $111.2 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of June 30, 2010, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.

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

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2010 and 2009.

Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2010 and 2009. For the three and six months ended June 30, 2010 and 2009, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2010 through June 30, 2010 and January 1, 2009 through June 30, 2009 was a record date for distributions.

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

June 30, 2010

(unaudited)

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 did not have an impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 is effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

3. RECENT AND PROBABLE ACQUISITIONS OF REAL ESTATE

During the six months ended June 30, 2010, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Pierre Laclede Center	Clayton	MO	02/04/2010	$15,200	$46,246	$15,261	$112	$(2,645)	$74,174
One Main Place	Portland	OR	02/05/2010	7,200	38,009	9,634	531	(932)	54,442
Plano Business Park	Plano	TX	03/15/2010	3,050	10,299	3,349	548	(637)	16,609
Hartman II	Austell	GA	04/07/2010	2,900	6,243	1,224	433	—	10,800
Crescent VIII	Greenwood Village	CO	05/26/2010	2,300	7,600	1,952	648	—	12,500
Horizon Tech Center	San Diego	CA	06/17/2010	7,900	25,096	4,141	3,363	—	40,500

				$38,550	$133,493	$35,561	$5,635	$(4,214)	$209,025

The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Pierre Laclede Center	5.0	3.3	5.7
One Main Place	3.4	5.5	3.4
Plano Business Park	5.2	5.5	6.0
Hartman II	5.2	5.2	—
Crescent VIII	3.7	3.9	—
Horizon Tech Center	3.9	4.0	—

For the six months ended June 30, 2010, the Company recognized $11.0 million of total revenues from these properties.

Probable Acquisition

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

4. REAL ESTATE

As of June 30, 2010, the Company’s real estate portfolio was comprised of eight office properties, one office/flex property and two industrial properties encompassing approximately 3.7 million rentable square feet and was 96% leased. The following table provides summary information regarding the properties owned by the Company as of June 30, 2010 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Mountain View Corporate Center	07/30/2008	Basking Ridge	NJ	Office	$31,003	$(3,093)	$27,910

Campus Drive Buildings
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	198,614	(20,931)	177,683
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	195,343	(15,426)	179,917

Total Campus Drive Buildings					393,957	(36,357)	357,600

350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,122	(1,731)	34,391

Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	112,270	(6,452)	105,818

Pierre Laclede Center	02/04/2010	Clayton	MO	Office	76,934	(3,001)	73,933

One Main Place	02/05/2010	Portland	OR	Office	56,319	(2,500)	53,819

Plano Business Park	03/15/2010	Plano	TX	Industrial	16,708	(370)	16,338

Hartman II	04/07/2010	Austell	GA	Industrial	10,367	(89)	10,278

Crescent VIII	05/26/2010	Greenwood Village	CO	Office	11,852	(140)	11,712

Horizon Tech Center	06/17/2010	San Diego	CA	Office	37,137	(93)	37,044

					$782,669	$(53,826)	$728,843

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2010, the leases have remaining terms of up to 10.8 years with a weighted-average remaining term of 4.4 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.3 million and $0.8 million as of June 30, 2010 and December 31, 2009, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

As of June 30, 2010, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

July 1, 2010 through December 31, 2010	$42,079
2011	71,798
2012	66,748
2013	59,141
2014	49,871
Thereafter	79,930

$369,567

As of June 30, 2010, no tenant represented over 10% of the Company’s annualized base rent and the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Manufacturing	12	$15,521	19%
Legal Services	27	12,446	15%
Finance	29	11,449	14%
Other Professional Services	22	11,162	14%
Computer Systems Design & Programming	6	8,186	10%

		$58,764	72%

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. As of June 30, 2010, the Company has a bad debt reserve of approximately $1,000, which represents less than 1% of annualized base rent. As of June 30, 2010, the Company has no tenants with rent balances outstanding over 90 days.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of June 30, 2010 and December 31, 2009, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Cost	$99,683	$66,867	$8,057	$2,499	$30,411	$26,888
Accumulated Amortization	(25,325)	(15,869)	(515)	(196)	(10,144)	(7,224)

Net Amount	$74,358	$50,998	$7,542	$2,303	$20,267	$19,664

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Amortization	$(6,620)	$(2,795)	$(270)	$(15)	$1,718	$1,392

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Amortization	$(12,200)	$(5,659)	$(396)	$(30)	$3,611	$2,788

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

6. REAL ESTATE LOANS RECEIVABLE

As of June 30, 2010 and December 31, 2009, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2010 (1)	Book Value as of June 30, 2010 (2)	Book Value as of December 31, 2009 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Northern Trust Building A-Note
San Diego, California	12/31/2008	Office	A-Note	$94,500	$61,835	$60,535	5.6%	13.0%	10/01/2017
One Liberty Plaza Notes (5)
New York, New York	02/11/2009	Office	Mortgage	115,000	72,007	70,266	6.1%	15.0%	08/06/2017
Tuscan Inn First Mortgage Origination
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	20,010	—	8.3%	8.6%	01/21/2015
Chase Tower First Mortgage Origination (6)
Austin, Texas	01/25/2010	Office	Mortgage	59,200	59,219	—	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (7)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	29,000	29,000	—	9.5%	9.6%	07/01/2014

				$317,900	$242,071	$130,801

(1) Outstanding principal balance as of June 30, 2010 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.

(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2010, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are for the six months ended June 30, 2010.

(4) Maturity dates are as of June 30, 2010.

(5) Monthly installments on the One Liberty Plaza Notes are interest only until August 2011. For the final six years on the notes, principal on the loan amortizes on a 30-year amortization schedule, with the remaining principal balance due at maturity.

(6) Monthly installments on the Chase Tower First Mortgage are interest only for the first three years, followed by principal and interest payments with principal calculated using an amortization of 30 years for the balance of the term, with the remaining principal balance due at maturity.

(7) As of June 30, 2010, $29.0 million had been disbursed under the Pappas Commerce First Mortgage Origination and another $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2010 (in thousands):

Real estate loans receivable - December 31, 2009	$130,801
Face value of real estate loans receivable originated	108,400
Accretion of discounts on purchased real estate loans receivable	3,095
Origination fees, net of closing costs, on originations of real estate loan receivable	(184)
Amortization of closing costs and origination fees on purchased and originated real estate loans receivable	(41)

Real estate loans receivable - June 30, 2010	$242,071

For the three and six months ended June 30, 2010 and 2009, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contractual interest income	$5,467	$3,124	$9,791	$5,389
Accretion of purchase discounts	1,583	1,366	3,095	2,344
Amortization of closing costs and origination fees	(20)	(24)	(41)	(42)

Interest income from real estate loans receivable	$7,030	$4,466	$12,845	$7,691

As of June 30, 2010 and December 31, 2009, interest receivable from real estate loans receivable was $1.3 million and $1.0 million, respectively, and was included in rents and other receivables.

The following is a schedule of maturities for all real estate loans receivable outstanding as of June 30, 2010 (in thousands):

	Face Value (Funded)	Book Value
July 1, 2010 through December 31, 2010	$—	$—
2011	—	—
2012	—	—
2013	—	—
2014	29,000	29,000
Thereafter	288,900	213,071

	$317,900	$242,071

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Recent Originations

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

Pappas Commerce First Mortgage

On April 5, 2010, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of up to $47.0 million (the “Pappas Commerce First Mortgage”) from a borrower unaffiliated with the Company or the Advisor. The borrower used the proceeds from the loan to refinance an industrial park located on approximately 38-acres of land in Boston, Massachusetts and to provide additional funds for capital improvements and the construction of a grocery store. As of June 30, 2010, $29.0 million had been disbursed and another $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

7. NOTES PAYABLE

As of June 30, 2010 and December 31, 2009, the Company’s notes payable, all of which are interest-only loans during the terms of the loans with principal payable upon maturity, consist of the following (dollars in thousands):

	Principal as of June 30, 2010	Principal as of December 31, 2009	Contractual Interest Rate as of June 30, 2010 (1)	Interest Rate at June 30, 2010 (1)	Maturity Date (2)
Portfolio Mortgage Loan (3)	$—	$27,810	(3)	(3)	(3)
100 & 200 Campus Drive Mortgage Loan (4)	20,000	5,000	One - month LIBOR + 3.25%	5.6%	02/26/2014
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	04/10/2014
Portfolio Revolving Loan Facility (5)	55,000	—	One - month LIBOR + 3.00% (6)	5.2%	04/30/2014

	$168,850	$126,660

(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2010. Interest rate is calculated as the actual interest rate in effect at June 30, 2010 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates), using interest rate indices at June 30, 2010, where applicable.

(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2010; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) Represented a portfolio of two separate loans. The individual deeds of trust and mortgages on the respective properties securing the loans were cross-defaulted and cross-collateralized. During the six months ended June 30, 2010, the Company paid off this loan with proceeds from a revolving loan facility. See footnote (5) below.

(4) On February 26, 2010, the Company paid in full the outstanding principal and accrued interest on a mortgage loan secured by the 100 & 200 Campus Drive Buildings that was to mature on March 9, 2010, and obtained a new $64.6 million four-year mortgage loan of which $20.0 million has been disbursed to the Company at June 30, 2010. See “Recent Financing Transactions – 100 & 200 Campus Drive Financing.”

(5) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. As of June 30, 2010, $55.0 million had been disbursed to the Company and $45.0 million remains available for future disbursements. Subsequent to June 30, 2010, the Company borrowed an additional $8.0 million. See “Recent Financing Transactions – Portfolio Revolving Loan Facility.”

(6) The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.25%; however, there shall be no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years.

During the three and six months ended June 30, 2010, the Company incurred $2.5 million and $4.4 million of interest expense, respectively. As of June 30, 2010 and December 31, 2009, $0.7 million and $0.4 million, respectively, of interest expense was payable. Included in interest expense for the three and six months ended June 30, 2010 was $0.2 million and $0.2 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $0.3 million for the three and six months ended June 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The following is a schedule of maturities for all notes payable outstanding as of June 30, 2010 (in thousands):

	Current Maturity	Fully Extended Maturity (1)
July 1, 2010 through December 31, 2010	$—	$—
2011	—	—
2012	—	—
2013	—	—
2014	168,850	93,850
Thereafter	—	75,000

	$168,850	$168,850

(1) Represents the maturities of all notes payable outstanding as of June 30, 2010 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Certain of our notes payable contain financial and non-financial debt covenants. As of June 30, 2010, the Company was in compliance with all debt covenants.

Recent Financing Transactions

100 & 200 Campus Drive Financing

On February 26, 2010, the Company obtained a four-year mortgage loan from TD Bank, N.A. and US Bank National Association (collectively, the “Lenders”) for borrowings up to $64.6 million (the “100 & 200 Campus Drive Mortgage Loan”). As of February 26, 2010, $20.0 million had been disbursed to the Company with the remaining loan balance available for future disbursements, subject to certain conditions set forth in the loan agreement. The 100 & 200 Campus Drive Mortgage Loan matures on February 26, 2014, with an option to extend the maturity date to February 26, 2015, subject to certain conditions. The 100 & 200 Campus Drive Mortgage Loan bears interest at a floating rate of 325 basis points over one-month LIBOR and monthly payments are interest only with the entire principal balance due at maturity, assuming no prior prepayment. The Company has entered into two interest rate swap agreements with the Lenders on the initial $20.0 million funded, which effectively fixed the interest rate at approximately 5.55% through the initial term of the loan. See Note 8, “Derivative Instruments.” The Company will be required to enter future interest rate swap agreements if the amount drawn on the loan and not subject to a swap is equal or greater than $10.0 million. The 100 & 200 Campus Drive Mortgage Loan may be prepaid in whole or in part at any time without penalty, subject to certain conditions.

The 100 & 200 Campus Drive Mortgage Loan is secured by the 100 & 200 Campus Drive Buildings. KBS REIT Properties II, LLC (“REIT Properties II”), one of the Company’s indirect wholly owned subsidiaries, has provided a limited guaranty of the repayment of the 100 & 200 Campus Drive Mortgage Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Portfolio Revolving Loan Facility

On April 30, 2010, the Company entered into a four-year revolving loan facility with Wells Fargo Bank, N.A. for an amount up to $100.0 million (the “Portfolio Revolving Loan Facility”). As of June 30, 2010, $55.0 million had been disbursed to the Company with the remaining loan balance available for future disbursements, subject to certain conditions set forth in the loan agreement. Subsequent to June 30, 2010, the Company borrowed an additional $8.0 million. In connection with the closing of the Portfolio Revolving Loan Facility, the outstanding balance of $27.8 million under the Portfolio Mortgage Loan was repaid in full. The initial maturity date of the Portfolio Revolving Loan Facility is April 30, 2014, with an option to extend the maturity date to April 30, 2015. The Portfolio Revolving Loan Facility bears interest at a floating rate of 300 basis points over LIBOR, but at no point shall the interest rate be less than 4.25%; however, there shall be no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years. Monthly payments are interest only with the entire principal amount due at maturity, assuming no prior prepayment. During the term of the loan, the Company generally may not reduce the outstanding principal balance below a minimum outstanding amount, which is currently $55.0 million, without payment of prepayment fees. The minimum outstanding amount may be reduced upon the release of one or more of the properties securing the loan. Upon an event of default under the loan, the lender may accelerate the entire amount due and payable under the Portfolio Revolving Loan Facility. In connection with entering into the Portfolio Revolving Loan Facility, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. which effectively fixes the interest rate on the initial $55.0 million drawn under the loan at approximately 5.17% for the first three years of the loan and fixes the interest rate on $45.0 million of this amount at approximately 5.17% for the last year of the initial loan term.

The Portfolio Revolving Loan Facility is secured by Mountain View Corporate Center, 350 E. Plumeria Building, Pierre Laclede Center and One Main Place. REIT Properties II will provide a limited guaranty of the repayment of the Portfolio Revolving Loan Facility.

8. DERIVATIVE INSTRUMENTS

The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. The Company does not enter into the derivatives for speculative purposes.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of June 30, 2010. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Liability
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	June 30, 2010	Balance Sheet Location
Interest Rate Swap	02/26/2010	02/26/2014	$10,000	One - month LIBOR/ Fixed at 2.30%	$(298)	Other liabilities
Interest Rate Swap	02/26/2010	02/26/2014	10,000	One - month LIBOR/ Fixed at 2.30%	(298)	Other liabilities
Interest Rate Swap (1)	04/30/2010	04/30/2014	55,000	One - month LIBOR/ Fixed at 2.17%	(1,372)	Other liabilities

Total derivatives designated as hedging instruments			$75,000		$(1,968)

(1) In connection with entering into the Portfolio Revolving Loan Facility, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. which effectively fixes the interest rate on the initial $55.0 million drawn under the loan at approximately 5.17% for the first three years of the loan and fixes the interest rate on $45.0 million of this amount at approximately 5.17% for the last year of the initial loan term.

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized losses of $2.0 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive loss for the six months ended June 30, 2010. Amounts in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge our variable rate notes payable, the Company recognized an additional $0.3 million of interest expense related to the effective portion of cash flow hedges during the six months ended June 30, 2010. The change in fair value of the ineffective portion is recognized directly in earnings. During the six months ended June 30, 2010, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totaled $1.2 million as of June 30, 2010 and was included in accumulated other comprehensive loss.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The following are the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009, whose carrying amounts do not approximate their fair value (in thousands):

	June 30, 2010			December 31, 2009
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$317,900	$242,071	$292,026	$209,500	$130,801	$174,387
Financial liabilities:
Notes payable	168,850	168,850	168,307	126,660	126,660	125,285

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at June 30, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

During the six months ended June 30, 2010, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$209,025	$—	$—	$209,025

Total Assets	$209,025	$—	$—	$209,025

Recurring Basis:
Liability derivatives	$(1,968)	$—	$(1,968)	$—

Total Liabilities	$(1,968)	$—	$(1,968)	$—

(1) Amount reflects acquisition date fair values of real estate acquired.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

10. RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust I, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the six months ended June 30, 2010 and 2009, no transactions occurred between the Company and these entities.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2010 and 2009, respectively, and any related amounts payable as of June 30, 2010 and December 31, 2009 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2010	December 31, 2009
	2010	2009	2010	2009
Expensed
Asset management fees	$1,788	$1,054	$3,307	$2,039	$—	$—
Reimbursement of operating expenses	1	—	2	—	—	—
Acquisition fees	482	—	1,588	—	—	—

Additional Paid-in Capital
Selling commissions	11,113	10,549	17,556	19,114	—	—
Dealer manager fees	5,627	6,445	9,630	11,594	—	—
Reimbursable other offering costs	934	658	1,498	1,310	17	206

Capitalized
Origination fees	—	—	(184)	668	—	—

	$19,945	$18,706	$33,397	$34,725	$17	$206

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

11. SEGMENT INFORMATION

The Company presently operates in two business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in office, office/flex, and industrial properties. Under the real estate-related segment, the Company has invested in mortgage loans and an A-Note. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2010 and 2009 and total assets and total liabilities for each reportable segment as of June 30, 2010 and December 31, 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Real estate segment	$24,440	$12,970	$45,961	$26,153
Real estate-related segment	7,030	4,466	12,845	7,691

Total segment revenues	$31,470	$17,436	$58,806	$33,844

Interest Expense:
Real estate segment	$2,171	$2,675	$3,734	$6,157
Real estate-related segment	—	—	—	—

Total segment interest expense	2,171	2,675	3,734	6,157
Corporate-level	305	108	624	191

Total interest expense	$2,476	$2,783	$4,358	$6,348

NOI:
Real estate segment	$13,661	$6,133	$25,665	$10,941
Real estate-related segment	6,580	4,225	12,043	7,269

Total NOI	$20,241	$10,358	$37,708	$18,210

	As of June 30,	As of December 31,
	2010	2009
Assets:
Real estate segment	$751,387	$552,076
Real estate-related segment	243,822	131,776

Total segment assets	995,209	683,852
Corporate-level (1)	251,514	270,016

Total assets	$1,246,723	$953,868

Liabilities:
Real estate segment	$199,285	$151,923
Real estate-related segment	14	—

Total segment liabilities	199,299	151,923
Corporate-level (2)	7,823	6,123

Total liabilities	$207,122	$158,046

(1) Corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $249.8 million and $270.0 million as of June 30, 2010 and December 31, 2009, respectively.

(2) As of June 30, 2010 and December 31, 2009, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$5,410	$3,863	$9,238	$5,068
Other interest income	(106)	(221)	(172)	(374)
Real estate acquisition fees and expenses	943	—	2,514	—
General and administrative expenses	1,090	463	2,168	973
Depreciation and amortization	12,599	6,145	23,336	12,352
Corporate-level interest expense	305	108	624	191

NOI	$20,241	$10,358	$37,708	$18,210

12. PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2010 and 2009. The Company acquired one property during the year ended December 31, 2009 and six properties during the six months ended June 30, 2010, all of which were accounted for as business combinations. The following unaudited pro forma information for the three and six months ended June 30, 2009 has been prepared to give effect to the acquisitions of (i) Willow Oaks Corporate Center, (ii) Pierre Laclede Center and (iii) One Main Place as if the acquisitions occurred on January 1, 2009. The following unaudited pro forma information for the three and six months ended June 30, 2010 has been prepared to give effect to the acquisitions of (i) Pierre Laclede Center and (ii) One Main Place as if the acquisitions occurred on January 1, 2010. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$31,503	$27,156	$61,208	$53,071

Depreciation and amortization	$11,969	$10,149	$24,170	$20,154

Net income	$6,075	$5,537	$9,944	$5,463

Net income per common share, basic and diluted	$0.05	$0.07	$0.09	$0.07

Weighted-average number of common shares outstanding, basic and diluted	113,746,173	83,335,946	106,210,219	74,216,341

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

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

Status of the Offering

The Company commenced its Offering on April 22, 2008. As of August 11, 2010, the Company had sold 134,647,547 shares of common stock in the Offering for gross offering proceeds of $1.3 billion, including 4,734,773 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $45.0 million.

Distributions Paid

On July 15, 2010, the Company paid distributions of $6.4 million, which related to distributions declared for each day in the period from June 1, 2010 through June 30, 2010. On August 13, 2010, the Company paid distributions of $7.0 million, which related to distributions declared for each day in the period from July 1, 2010 through July 31, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Distributions Declared

On July 7, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2010 through August 31, 2010, which the Company expects to pay in September 2010. On August 9, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2010 through September 30, 2010, which the Company expects to pay in October 2010, and distributions based on daily record dates for the period October 1, 2010 through October 31, 2010, which the Company expects to pay in November 2010. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Investments and Financings Subsequent to June 30, 2010

Acquisition of Dallas Cowboys Distribution Facility

On July 8, 2010, the Company, through an indirect wholly owned subsidiary, acquired the rights to a ground lease related to a distribution facility containing 400,123 rentable square feet located on approximately 21.2-acres of land in Irving, Texas (the “Dallas Cowboys Distribution Center”). Fee simple title to the land upon which the Dallas Cowboys Distribution Center is located is held by the Dallas/Fort Worth International Airport Board. The ground lease expires in February 2050. The seller is not affiliated with the Company or the Advisor. The contractual purchase price of the ground lease to the Dallas Cowboys Distribution Center was $19.0 million plus closing costs. The Company funded the purchase of the Dallas Cowboys Distribution Center with proceeds from the Offering but may later place mortgage debt on this property.

The Dallas Cowboys Distribution Center is located at 2500 Regent Boulevard in Irving, Texas and is 100% leased to a single tenant.

Willow Oaks Revolving Loan

On July 26, 2010, the Company, through an indirect wholly owned subsidiary, entered into a three-year revolving loan facility dated as of July 20, 2010 with US Bank, N.A and TD Bank, N.A. (collectively, the “Lenders”) for an amount of $65.0 million (the “Willow Oaks Revolving Loan”) secured by the Willow Oaks Corporate Center. At closing, the Company drew the entire $65.0 million under the facility. The Willow Oaks Revolving Loan matures on August 1, 2013, subject to two one-year extension options. At the Company’s election, the Willow Oaks Revolving Loan bears interest at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract. Monthly payments on the Willow Oaks Revolving Loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior prepayment or extension of the facility. The Company has the right to prepay the Willow Oaks Revolving Loan in whole or in part, subject to a possible breakage fee, but at no point during the term of the loan could the outstanding balance be less than $13.0 million. In connection with the Willow Oaks Revolving Loan, the Company entered into two interest rate swap agreements with the Lenders which effectively fix the interest rate on $13.0 million drawn under the loan at approximately 4.33% during the loan term.

REIT Properties II is providing a limited guaranty of the repayment of the Willow Oaks Revolving Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Acquisition of 300 N. LaSalle Building

On July 29, 2010, the Company, through an indirect wholly owned subsidiary, acquired a 60-story office building containing 1,302,901 rentable square feet located on approximately 1.2 acres of land in Chicago, Illinois (the “300 N. LaSalle Building”). The seller is not affiliated with the Company or the Advisor. The purchase price of the 300 N. LaSalle Building was $655.0 million plus closing costs. The Company funded the purchase of the 300 N. LaSalle Building with proceeds from a mortgage loan from an unaffiliated lender, proceeds from existing credit facilities from unaffiliated lenders and proceeds from the Offering.

The 300 N. LaSalle Building is located at 300 N. LaSalle in Chicago, Illinois and is currently 93% leased to 24 tenants.

300 N. LaSalle Building Mortgage Loan

On July 29, 2010, in connection with the acquisition of the 300 N. LaSalle Building, the Company, through an indirect wholly owned subsidiary, KBSII 300 North LaSalle LLC (the “Borrower”) entered into a five-year mortgage loan with MetLife, Inc. for $350.0 million secured by the 300 N. LaSalle Building (the “300 N. LaSalle Building Mortgage Loan”). The 300 N. LaSalle Building Mortgage Loan matures on August 1, 2015 and bears interest at a fixed rate of 4.25% per annum. Monthly payments under the 300 N. LaSalle Building Mortgage Loan are interest-only for the first three years, followed by principal and interest payments with principal payments calculated using an amortization schedule of 30 years for the balance of the term of the loan, with the remaining principal balance due at maturity. The Company has the right to repay the loan on or after February 1, 2013 upon no less than days than 30 days written notice to the lender and subject to a prepayment fee unless prepayment occurs 90 days prior to maturity.

REIT Properties II is providing a limited guaranty of the 300 N. LaSalle Building Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums which may result from certain actions or inactions by the Borrower. REIT Properties II is also providing a guaranty of the principal balance outstanding under the 300 N. LaSalle Building Mortgage Loan in the event of (i) certain bankruptcy or insolvency proceedings commenced by, or at the request of and for the benefit of, the Borrower and (ii) certain other intentional actions committed by the Borrower in violation of the loan documents.

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

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect the value of our investments.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) and the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of June 30, 2010, we owned 11 real estate properties and five real estate loans receivable.

On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. From the commencement of the offering on April 22, 2008 through June 30, 2010, we had sold 124,896,527 shares of common stock in our ongoing initial public offering for gross offering proceeds of $1.2 billion, including 4,357,492 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $41.4 million. Also as of June 30, 2010, we had redeemed 1,510,979 of the shares sold in the offering for $14.2 million. We have announced the final extension of our primary offering of 200,000,000 shares and extended the primary offering until the earlier of the sale of all 200,000,000 shares or December 31, 2010. We intend to use substantially all of the net proceeds from the ongoing initial public offering to invest in a diverse portfolio of real estate and real estate-related investments as described above.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Outlook - Real Estate and Real Estate Finance Markets

During 2008 and 2009, the global financial markets experienced increased volatility due to the widespread concerns about credit risk and the functioning of the capital markets. Economies throughout the world have experienced substantially increased unemployment and sagging consumer confidence due to a downturn in economic activity. According to the U.S. Bureau of Labor Statistics, there were approximately 8.4 million jobs lost in the U.S. from December 2007 through December 2009 and the unemployment rate peaked in 2009 at 10.1%, up from 5.0% in December 2007. In addition, the failure (and near failure) of several large financial institutions and the expectations of additional failures of smaller financial institutions has led to increased levels of uncertainty and a continued skepticism in the general business climate.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has experienced deteriorating fundamentals across all major property types and in most geographic markets. In general, borrower defaults continue to rise, rental rates have fallen, and demand for commercial real estate space in most markets has contracted. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

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

In late 2008 and throughout 2009, transaction volume for commercial real estate declined dramatically. Increased market volatility has led to uncertainty and poor investor confidence with regard to future market conditions. In the third quarter of 2009, government programs designed to provide liquidity to the capital markets and low short-term interest rates began to have an effect on the demand for assets with yield. Credit spreads across most of the fixed income markets have experienced a dramatic decrease, allowing the commercial real estate markets to stabilize. Following a prolonged period of inactivity, transaction activity has slowly increased and some measure of liquidity has made its way into the market; however, the volume is well below that seen prior to 2008.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, was inactive for over a year and left a void in the market for long-term, affordable, fixed rate debt. During that time, the void was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which has, coupled with historically low rates and slightly-relaxed underwriting standards, helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

Despite certain recent positive economic indicators such as an improved stock market performance, improved unemployment rate and improved access to capital for some companies, the aforementioned economic conditions have sustained the ongoing global recession. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

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

As of June 30, 2010, we had real estate loans receivable with a principal value of $317.9 million and a carrying value of $242.1 million, all of which are fixed rate and mature between 2014 and 2017.

Impact on Our Financing Activities

In light of the risks associated with projected declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of June 30, 2010, we had debt obligations in the aggregate principal amount of $168.9 million, all of which mature in 2014. We have a total of $93.9 million of fixed rate notes payable and $75.0 million of variable rate notes payable. The interest rates on the entire $75.0 million of variable rate notes payable are effectively fixed through interest rate swap agreements.

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

From June 2008 through June 2010, we raised significant funds through the issuance of common stock in our initial public offering. The proceeds from the issuance of common stock, net of organization and offering costs and selling commissions and dealer manager fees, were primarily used to acquire real estate and acquire and originate real estate-related investments. Proceeds from our dividend reinvestment plan were primarily used to fund redemptions of shares under our share redemption program and capital expenditures on our real estate investments. We anticipate receiving additional proceeds from the issuance of common stock and intend to continue making real estate and real estate-related investments using the proceeds from our ongoing initial public offering and debt financing. In addition, during the six months ended June 30, 2010, we entered into two secured credit facilities that further enhance our liquidity. As of June 30, 2010, we have an aggregate of $89.6 million available for future disbursements under these two credit facilities, subject to certain conditions set forth in the respective loan agreements. Subsequent to June 30, 2010, we entered into a revolving loan facility for $65.0 million, all of which was funded at closing.

We intend to continue to pay monthly distributions to our stockholders primarily from cash flows from operations. Timing differences arise between when we raise capital and when we acquire investments. Accordingly, we have and may continue to utilize debt financing through the use of our credit facilities to cover cash shortfalls related to distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2010, our real estate portfolio was 96% leased and our bad debt reserve was less than 1% of annualized base rent. As of June 30, 2010, we had no tenants with rent balances outstanding over 90 days. Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make their debt service payments. As of June 30, 2010, the borrowers under our real estate loans receivable were all current.

For the six months ended June 30, 2010, our cash needs for acquisitions, capital expenditures and payment of debt obligations were met with the proceeds from our ongoing initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the six months ended June 30, 2010 using a combination of cumulative cash flows from operations and debt financing. We believe that our cash on hand, proceeds from our ongoing initial public offering, cash flow from operations, availability under our credit facilities and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

As of June 30, 2010, we owned 11 real estate properties and five real estate loans receivable. During the six months ended June 30, 2010, net cash provided by operating activities was $22.7 million, compared to $11.6 million during the six months ended June 30, 2009. Net cash from operations increased in 2010 primarily due to increases in rental revenue from our real estate and increases in contractual interest income from our real estate-related investments primarily as a result of our investment activities during 2009 and 2010, partially offset by increases in rental expenses, asset management fees and general and administrative expenses. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Cash Flows from Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds. During the six months ended June 30, 2010, net cash used in investing activities was $319.5 million and primarily consisted of the following:

•	Acquisitions of six real estate investments with an aggregate purchase price of $209.0 million; and

•	Originations of three real estate loans receivable for $108.2 million.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the six months ended June 30, 2010, net cash provided by financing activities was $277.3 million and consisted of the following:

•

$264.6 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $30.8 million;

•

$39.6 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $75.0 million, partially offset by principal payments on notes payable of $32.8 million and payments of deferred financing costs of $2.6 million;

•	$14.6 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $18.2 million; and

•	$12.3 million of cash used for redemptions of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies

In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may in the future utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our ongoing initial public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of June 30, 2010, our borrowings were approximately 17% and 16% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement is in effect through May 21, 2011 and has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.

The following is a summary of our contractual obligations as of June 30, 2010 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
Outstanding debt obligations (1)	$168,850	$—	$—	$168,850	$—
Interest payments on outstanding debt obligations (2)	33,944	4,530	17,970	11,444	—

(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of June 30, 2010.

(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2010 (consisting of the contractual interest rate and the effect of interest rate floors and swaps). We incurred interest expense of $4.1 million during the six months ended June 30, 2010, excluding amortization of deferred financing costs totaling $0.2 million.

Results of Operations

Overview

Our results of operations for the three and six months ended June 30, 2010 and 2009 are not indicative of those expected in future periods as we broke escrow in our ongoing initial public offering on June 24, 2008 and as of June 30, 2010 had not yet met our capital raise or investment goals. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. We commenced real estate operations on July 30, 2008 in connection with the acquisition of our first investment. As of June 30, 2009, we owned three office properties, one office/flex property and two real estate loans receivable, of which one real estate loan receivable was acquired in February 2009. As of June 30, 2010, we owned eight office properties, one office/flex property, two industrial properties and five real estate loans receivable. Therefore, our results of operations for the three and six months ended June 30, 2010 are not directly comparable to the three and six months ended June 30, 2009. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2010 versus the three months ended June 30, 2009

The following table provides summary information about our results of operations for the three months ended June 30, 2010 and 2009 (dollar amounts in thousands):

			Increase (Decrease)	Percentage Change	Increase Due to Acquisitions/ Originations (1)	Increase (Decrease) Due to Properties Held Throughout Both Periods (2)
	Three Months Ended June 30,
	2010	2009
Rental income	$20,959	$10,923	$10,036	92%	$10,230	$(194)
Tenant reimbursements	3,003	2,032	971	48%	864	107
Interest income from real estate loans receivable	7,030	4,466	2,564	57%	2,352	212
Other operating income	478	15	463	3087%	478	(15)
Property operating, maintenance, and management costs	5,077	2,393	2,684	112%	2,683	1
Real estate taxes, property-related taxes, and insurance	2,193	956	1,237	129%	1,205	32
Asset management fees to affiliate	1,788	1,054	734	70%	730	4
Real estate acquisition fees and expenses	943	—	943	100%	936	7
General and administrative expenses	1,090	463	627	135%	n/a	n/a
Depreciation and amortization expense	12,599	6,145	6,454	105%	6,646	(192)
Interest expense	2,476	2,783	(307)	(11%)	390	(697)
Other interest income	106	221	(115)	(52%)	n/a	n/a

(1) Represents the dollar amount increase for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as a result of properties acquired and other real estate-related investments acquired or originated on or after April 1, 2009.

(2) Represents dollar amount increase (decrease) for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 with respect to properties and other real estate-related investments owned by us during both periods.

Rental income and tenant reimbursements increased from $12.9 million for the three months ended June 30, 2009 to $24.0 million for the three months ended June 30, 2010, primarily as a result of the growth in our real estate portfolio. This increase was partially offset by a $0.1 million net decrease in rental income and tenant reimbursements due to lease expirations subsequent to June 30, 2009 from properties held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest income from our real estate loans receivable, recognized using the interest method, increased from $4.5 million for the three months ended June 30, 2009 to $7.0 million for the three months ended June 30, 2010, primarily as a result of the growth in our real estate loans receivable portfolio. Interest income included $1.3 million and $1.6 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended June 30, 2009 and 2010, respectively. We expect interest income to increase in future periods as a result of anticipated future acquisitions of real estate-related investments.

Other operating income increased from $15,000 for the three months ended June 30, 2009 to $0.5 million for the three months ended June 30, 2010, primarily as a result of the growth in our real estate portfolio. Other operating income consisted primarily of parking revenues related to properties acquired during the six months ended June 30, 2010. We expect other operating income to increase in future periods as a result of anticipated future acquisitions of real estate.

Property operating costs increased from $2.4 million for the three months ended June 30, 2009 to $5.1 million for the three months ended June 30, 2010. Real estate taxes and insurance increased from $1.0 million for the three months ended June 30, 2009 to $2.2 million for the three months ended June 30, 2010. The increase in property operating costs, real estate taxes and insurance was due to the growth in our real estate portfolio. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Asset management fees with respect to our real estate and real estate-related investments increased from $1.1 million for the three months ended June 30, 2009 to $1.8 million for the three months ended June 30, 2010, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of June 30, 2010 have been paid. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate acquisition fees and expenses were $0.9 million for three months ended June 30, 2010 and relate to the acquisition of three real estate properties. There were no real estate acquisitions during the three months ended June 30, 2009.

General and administrative expenses increased from $0.5 million for the three months ended June 30, 2009 to $1.1 million for the three months ended June 30, 2010. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

Depreciation and amortization expenses increased from $6.1 million for the three months ended June 30, 2009 to $12.6 million for the three months ended June 30, 2010, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $0.2 million decrease due to lease expirations subsequent to June 30, 2009 from properties held throughout both periods. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest expense decreased from $2.8 million for the three months ended June 30, 2009 to $2.5 million for the three months ended June 30, 2010. Included in interest expense is the amortization of deferred financing costs of $0.3 million and $0.2 million for the three months ended June 30, 2009 and June 30, 2010, respectively. The decrease in interest expense is due to the decrease in average principal outstanding during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, draws on our credit facilities and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

Other interest income decreased from $0.2 million for the three months ended June 30, 2009 to $0.1 million for the three months ended June 30, 2010 and consisted of interest earned on our cash and cash equivalents accounts. The decrease in other interest income is due to a decrease in average interest rates earned on our cash and cash equivalent accounts. Other interest income in future periods will vary based on the interest rates earned on our cash and cash equivalent accounts and the level of cash on hand, which will depend in part on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds.

Comparison of the six months ended June 30, 2010 versus the six months ended June 30, 2009

The following table provides summary information about our results of operations for the six months ended June 30, 2010 and 2009 (dollar amounts in thousands):

			Increase (Decrease)	Percentage Change	Increase Due to Acquisitions/ Originations (1)	Increase (Decrease) Due to Properties Held Throughout Both Periods (2)
	Six Months Ended June 30,
	2010	2009
Rental income	$39,455	$21,808	$17,647	81%	$17,778	$(131)
Tenant reimbursements	5,760	4,330	1,430	33%	1,364	66
Interest income from real estate loans receivable	12,845	7,691	5,154	67%	4,996	158
Other operating income	746	15	731	4873%	745	(14)
Property operating, maintenance, and management costs	10,031	5,525	4,506	82%	4,472	34
Real estate taxes, property-related taxes, and insurance	4,026	1,913	2,113	110%	2,047	66
Asset management fees to affiliate	3,307	2,039	1,268	62%	1,261	7
Real estate acquisition fees and expenses	2,514	—	2,514	100%	2,506	8
General and administrative expenses	2,168	973	1,195	123%	n/a	n/a
Depreciation and amortization expense	23,336	12,352	10,984	89%	11,255	(271)
Interest expense	4,358	6,348	(1,990)	(31%)	390	(2,380)
Other interest income	172	374	(202)	(54%)	n/a	n/a

(1) Represents the dollar amount increase for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 as a result of properties acquired and other real estate-related investments acquired or originated on or after January 1, 2009.

(2) Represents dollar amount increase (decrease) for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 with respect to properties and other real estate-related investments owned by us during both periods.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements increased from $26.1 million for the six months ended June 30, 2009 to $45.2 million for the six months ended June 30, 2010, primarily as a result of the growth in our real estate portfolio. This increase was partially offset by a $0.1 million net decrease in rental income and tenant reimbursements due to lease expirations subsequent to June 30, 2009 from properties held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest income from our real estate loans receivable, recognized using the interest method, increased from $7.7 million for the six months ended June 30, 2009 to $12.8 million for the six months ended June 30, 2010, primarily as a result of the growth in our real estate loans receivable portfolio. Interest income included $2.3 million and $3.1 million in accretion of purchase price discounts, net of amortization of closing costs, for the six months ended June 30, 2009 and 2010, respectively. We expect interest income to increase in future periods as a result of anticipated future acquisitions of real estate-related investments.

Other operating income increased from $15,000 for the six months ended June 30, 2009 to $0.7 million for the six months ended June 30, 2010, primarily as a result of the growth in our real estate portfolio. Other operating income consisted primarily of parking revenues related to properties acquired during the six months ended June 30, 2010. We expect other operating income to increase in future periods as a result of anticipated future acquisitions of real estate.

Property operating costs increased from $5.5 million for the six months ended June 30, 2009 to $10.0 million for the six months ended June 30, 2010. Real estate taxes and insurance increased from $1.9 million for the six months ended June 30, 2009 to $4.0 million for the six months ended June 30, 2010. The increase in property operating costs, real estate taxes and insurance was due to the growth in our real estate portfolio. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Asset management fees with respect to our real estate and real estate-related investments increased from $2.0 million for the six months ended June 30, 2009 to $3.3 million for the six months ended June 30, 2010, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of June 30, 2010 have been paid. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Real estate acquisition fees and expenses were $2.5 million for six months ended June 30, 2010 and relate to the acquisition of six real estate properties. There were no real estate acquisitions during the six months ended June 30, 2009.

General and administrative expenses increased from $1.0 million for the six months ended June 30, 2009 to $2.2 million for the six months ended June 30, 2010. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

Depreciation and amortization expenses increased from $12.4 million for the six months ended June 30, 2009 to $23.3 million for the six months ended June 30, 2010, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $0.3 million decrease due to lease expirations subsequent to June 30, 2009 from properties held throughout both periods. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest expense decreased from $6.3 million for the six months ended June 30, 2009 to $4.4 million for the six months ended June 30, 2010. Included in interest expense is the amortization of deferred financing costs of $0.7 million for the six months ended June 30, 2009 and $0.2 million for the six months ended June 30, 2010. The decrease in interest expense is primarily due to the decrease in average principal outstanding during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, draws on our credit facilities and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other interest income decreased from $0.4 million for the six months ended June 30, 2009 to $0.2 million for the six months ended June 30, 2010 and consisted of interest earned on our cash and cash equivalents accounts. The decrease in other interest income is due to a decrease in average interest rates earned on our cash and cash equivalent accounts, which was partially offset by an increase in our average cash balance during the same periods. Other interest income in future periods will vary based on the interest rates earned on our cash and cash equivalent accounts and the level of cash on hand, which will depend in part on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. As of June 30, 2010, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through June 30, 2010, including shares issued through our dividend reinvestment plan, we had sold 124,896,527 shares in the offering for gross offering proceeds of $1.2 billion and recorded organization and other offering costs of $15.4 million and selling commissions and dealer manager fees of $111.2 million.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$5,410	$3,863	$9,238	$5,068
Add:
Depreciation of real estate assets	3,417	2,306	6,402	4,609
Amortization of lease-related costs	9,182	3,839	16,934	7,743

FFO	$18,009	$10,008	$32,574	$17,420

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Set forth below is additional information related to certain items included in net income above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Income and FFO:

•

Revenues in excess of actual cash received as a result of straight-line rent of $0.8 million and $1.7 million for the three and six months ended June 30, 2010, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of $1.4 million and $3.2 million for the three and six months ended June 30, 2010, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2009, respectively;

•

Interest income from the accretion of discounts on real estate loans receivable, net of amortization of closing costs, of $1.6 million and $3.1 million for the three and six months ended June 30, 2010, respectively, and $1.3 million and $2.3 million for the three and six months ended June 30, 2009, respectively;

•

Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.2 million and $0.2 million for the three and six months ended June 30, 2010, respectively, and approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2009, respectively; and

•	Acquisition fees and expenses related to the purchase of real estate of approximately $0.9 million and $2.5 million for the three and six months ended June 30, 2010, respectively.

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions

During our offering stage, when we may raise capital in our ongoing initial public offering more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2010 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)				Cash Flows From Operations
			Distributions Paid (3)
Period			Cash	Reinvested	Total
First Quarter 2010	$15,803	$0.160	$6,790	$8,369	$15,159	$8,215
Second Quarter 2010	18,438	0.162	7,836	9,842	17,678	14,495

	$34,241	$0.322	$14,626	$18,211	$32,837	$22,710

(1) Distributions for the period from January 1, 2010 through June 30, 2010 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.

(2) Assumes share was issued and outstanding each day during the periods presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

For the six months ended June 30, 2010, we paid aggregate distributions of $32.8 million, including $14.6 million of distributions paid in cash and $18.2 million of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2010 was $32.6 million and cash flow from operations was $22.7 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $22.7 million of current period operating cash flows and $10.1 million of debt financing. See the reconciliation of FFO to net income above.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook – Real Estate and Real Estate Finance Markets,” “Results of Operations” and “Risk Factors,” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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

Status of the Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on April 22, 2008. As of August 11, 2010, we had sold 134,647,547 shares of common stock in the offering for gross offering proceeds of $1.3 billion, including 4,734,773 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $45.0 million.

Distributions Paid

On July 15, 2010, we paid distributions of $6.4 million, which related to distributions declared for each day in the period from June 1, 2010 through June 30, 2010. On August 13, 2010, we paid distributions of $7.0 million, which related to distributions declared for each day in the period from July 1, 2010 through July 31, 2010.

Distributions Declared

On July 7, 2010, our board of directors declared distributions based on daily record dates for the period from August 1, 2010 through August 31, 2010, which we expect to pay in September 2010. On August 9, 2010, our board of directors declared distributions based on daily record dates for the period from September 1, 2010 through September 30, 2010, which we expect to pay in October 2010, and distributions based on daily record dates for the period October 1, 2010 through October 31, 2010, which we expect to pay in November 2010. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

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

Investments and Financings Subsequent to June 30, 2010

Acquisition of Dallas Cowboys Distribution Facility

On July 8, 2010, we, through an indirect wholly owned subsidiary, acquired the rights to a ground lease related to a distribution facility containing 400,123 rentable square feet located on approximately 21.2-acres of land in Irving, Texas (the “Dallas Cowboys Distribution Center”). Fee simple title to the land upon which the Dallas Cowboys Distribution Center is located is held by the Dallas/Fort Worth International Airport Board. The ground lease expires in February 2050. The seller is not affiliated with us or our advisor. The contractual purchase price of the ground lease to the Dallas Cowboys Distribution Center was $19.0 million plus closing costs. We funded the purchase of the Dallas Cowboys Distribution Center with proceeds from our ongoing initial public offering but may later place mortgage debt on this property.

The Dallas Cowboys Distribution Center is located at 2500 Regent Boulevard in Irving, Texas and is 100% leased to a single tenant.

Willow Oaks Revolving Loan

On July 26, 2010, we, through an indirect wholly owned subsidiary, entered into a three-year revolving loan facility dated as of July 20, 2010 with US Bank, N.A and TD Bank, N.A. (collectively, the “Lenders”) for an amount of $65.0 million (the “Willow Oaks Revolving Loan”) secured by the Willow Oaks Corporate Center. At closing, we drew the entire $65.0 million under the facility. The Willow Oaks Revolving Loan matures on August 1, 2013, subject to two one-year extension options. At our election, the Willow Oaks Revolving Loan bears interest at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract. Monthly payments on the Willow Oaks Revolving Loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior prepayment or extension of the facility. We have the right to prepay the Willow Oaks Revolving Loan in whole or in part, subject to a possible breakage fee, but at no point during the term of the loan could the outstanding balance be less than $13.0 million. In connection with the Willow Oaks Revolving Loan, we entered into two interest rate swap agreements with the Lenders which effectively fix the interest rate on $13.0 million drawn under the loan at approximately 4.33% during the loan term.

KBS REIT Properties II, LLC (“REIT Properties II”) is providing a limited guaranty of the repayment of the Willow Oaks Revolving Loan. REIT Properties II is one of our wholly owned subsidiaries and indirectly wholly owns all of our properties.

Acquisition of 300 N. LaSalle Building

On July 29, 2010, we, through an indirect wholly owned subsidiary, acquired a 60-story office building containing 1,302,901 rentable square feet located on approximately 1.2 acres of land in Chicago, Illinois (the “300 N. LaSalle Building”). The seller is not affiliated with us or our advisor. The purchase price of the 300 N. LaSalle Building is $655.0 million plus closing costs. We funded the purchase of the 300 N. LaSalle Building with proceeds from a mortgage loan from an unaffiliated lender, proceeds from existing credit facilities from unaffiliated lenders and proceeds from the Offering.

The 300 N. LaSalle Building is located at 300 N. LaSalle in Chicago, Illinois and is currently 93% leased to 24 tenants.

300 N. LaSalle Building Mortgage Loan

On July 29, 2010, in connection with the acquisition of the 300 N. LaSalle Building, we, through an indirect wholly owned subsidiary, entered into a five-year mortgage loan with MetLife, Inc. for $350.0 million secured by the 300 N. LaSalle Building (the “300 N. LaSalle Building Mortgage Loan”). The 300 N. LaSalle Building Mortgage Loan matures on August 1, 2015 and bears interest at a fixed rate of 4.25% per annum. Monthly payments under the 300 N. LaSalle Building Mortgage Loan are interest-only for the first three years, followed by principal and interest payments with principal payments calculated using an amortization schedule of 30 years for the balance of the term of the loan, with the remaining principal balance due at maturity. We have the right to repay the loan on or after February 1, 2013 upon no less than days than 30 days written notice to the lender and subject to a prepayment fee unless prepayment occurs 90 days prior to maturity.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

REIT Properties II is providing a limited guaranty of the 300 N. LaSalle Building Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums which may result from certain actions or inactions by the Borrower. REIT Properties II is also providing a guaranty of the principal balance outstanding under the 300 N. LaSalle Building Mortgage Loan in the event of (i) certain bankruptcy or insolvency proceedings commenced by, or at the request of and for the benefit of, the Borrower and (ii) certain other intentional actions committed by the Borrower in violation of the loan documents.

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

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2010, the fair value and carrying value of our fixed rate real estate loans receivable were $292.0 million and $242.1 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At June 30, 2010, the fair value of our fixed rate debt was $96.3 million and the carrying value of our fixed rate debt was $93.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2010. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2010, we did not own any floating rate loans receivable and all of our variable rate debt was effectively fixed through interest rate swap agreements. An increase or decrease in interest rates would have no impact on our future earnings and cash flows.

The weighted-average annual effective interest rate of our fixed rate real estate loans receivable at June 30, 2010 was 11.7%. The weighted-average annual effective interest rate represents the effective interest rate at June 30, 2010, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt at June 30, 2010 were 5.9% and 4.6%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2010 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of June 30, 2010 where applicable.

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

Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. The following risk factors supplement, update, supersede and/or replace, as appropriate, risk factors appearing in our Annual Report on Form 10-K.

We acquired the 300 N. LaSalle Building on July 29, 2010. A significant percentage of our assets is invested in the 300 N. LaSalle Building and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.

The 300 N. LaSalle Building represents approximately 38% of our total investments and would represent approximately 34% of our total annualized base rent as of July 29, 2010. In addition, the largest tenant at the property, Kirkland and Ellis, leases approximately 53% of the 300 N. LaSalle Building and would represent approximately 20% of our total annualized base rent as of July 29, 2010. Further, as a result of this acquisition, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.

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

To assist FINRA members and their associated persons that participate in this public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, KBS Capital Advisors estimated the value of our common shares as $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that the offering price of our shares of common stock in our primary offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities—whether through our initial public offering or follow-on public offerings—and have not done so for 18 months. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.) We currently expect to update the estimated value per share every 12 to 18 months thereafter. Our charter does not restrict our ability to conduct offerings in the future, and if our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering.

PART II. OTHER INFORMATION (CONTINUED)

Item 1A.	Risk Factors (continued)

Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from the primary offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in our primary offering, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

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

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b)	On April 22, 2008, our Registration Statement on Form S-11 (File No. 333-146341), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on April 22, 2008 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We have announced the final extension of our primary offering of 200,000,000 shares and extended the primary offering until the earlier of the sale of all 200,000,000 shares or December 31, 2010. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of June 30, 2010, we had sold 124,896,527 shares of common stock in our ongoing initial public offering for gross offering proceeds of $1.2 billion, including 4,357,492 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $41.4 million. Also as of June 30, 2010, we had redeemed 1,510,979 of the shares sold in the offering for $14.2 million pursuant to our share redemption program. As of June 30, 2010, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$111,183	Actual
Finders’ fees	—
Other underwriting compensation	7,209	Actual
Other organization and offering costs (excluding underwriting compensation)	8,188	Actual

Total expenses	$126,580

From the commencement of our ongoing initial public offering through June 30, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.1 billion, including net offering proceeds from our dividend reinvestment plan of $41.4 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of June 30, 2010, we have used the net proceeds from our ongoing primary public offering and debt financing to invest $1.0 billion in real estate and real estate-related investments, including $12.2 million of acquisition and origination fees and expenses.

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

During the six months ended June 30, 2010, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2010	311,769	$9.39	(3)
February 2010	111,461	$9.46	(3)
March 2010	190,153	$9.39	(3)
April 2010	107,402	$9.43	(3)
May 2010	312,251	$9.30	(3)
June 2010	278,060	$9.24	(3)

Total	1,311,096

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

Further, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. The share redemption program document states that we expect to establish an estimated value per share no later than three years after the completion of our offering stage; however, to assist broker-dealers who sell shares in our ongoing public offering meet their regulatory obligations, we currently expect to establish an estimated value per share no later than the expiration of the first 18-month period in which we do not sell shares in a public equity offering. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2010, we redeemed $12.3 million of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2009 and redemptions through June 30, 2010, we may redeem up to $9.0 million for the remainder of 2010.

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

No. 333-146341

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus dated April 22, 2010, Commission File No. 333-146341

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

4.5	Amended and Restated Escrow Agreement, dated June 2, 2008 by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Markets Group LLC and First Republic Trust Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

10.1	Amended and Restated Dealer Manager Agreement with Selected Dealer Agreement, dated April 30, 2010 between KBS Real Estate Investment Trust II, Inc. and KBS Capital Markets Group, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.2	Loan Agreement, (related to the Portfolio Revolving Loan Facility) between KBSII 350 PLUMERIA, LLC, KBSII MOUNTAIN VIEW, LLC, KBSII ONE MAIN PLACE, LLC, KBSII PIERRE LACLEDE CENTER, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.3	Mortgage Agreement, (related to the Portfolio Revolving Loan Facility) between KBSII MOUNTAIN VIEW, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.4	Deed of Trust, (related to the Portfolio Revolving Loan Facility) between KBSII PIERRE LACLEDE CENTER, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

10.5	Deed of Trust, (related to the Portfolio Revolving Loan Facility) between KBSII ONE MAIN PLACE, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.6	Deed of Trust, (related to the Portfolio Revolving Loan Facility) between KBSII 350 PLUMERIA, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.7	Limited Guaranty, (related to the Portfolio Revolving Loan Facility) between KBS REIT Properties II, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.8	Secured Promissory Note, (related to the Portfolio Revolving Loan Facility) between KBSII 350 PLUMERIA, LLC, KBSII MOUNTAIN VIEW, LLC, KBSII ONE MAIN PLACE, LLC, KBSII PIERRE LACLEDE CENTER, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.9	Advisory Agreement between the Company and KBS Capital Advisors LLC, dated May 21, 2010, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.10	Agreement of Sale and Purchase (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between 300 LaSalle LLC and KBS Capital Advisors LLC, effective as of June 10, 2010, incorporated by reference to Exhibit 10.52 to Pre-Effective No. 1 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.11	First Amendment to Agreement of Sale and Purchase (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between 300 LaSalle LLC and KBS Capital Advisors LLC, dated July 1, 2010, incorporated by reference to Exhibit 10.53 to Pre-Effective No. 1 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.12	Second Amendment to Agreement of Sale and Purchase (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between 300 LaSalle LLC and KBSII 300 North LaSalle, LLC, dated July 2, 2010, incorporated by reference to Exhibit 10.54 to Pre-Effective No. 1 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.13	Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBSII 300 North LaSalle, LLC, dated as of July 1, 2010, incorporated by reference to Exhibit 10.55 to Pre-Effective No. 1 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

10.14	Metropolitan Life Insurance Company Mortgage Loan Application (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between Metropolitan Life Insurance Company and KBSII 300 LaSalle, LLC, effective as of July 6, 2010, incorporated by reference to Exhibit 10.56 to Pre-Effective No. 1 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.15	Promissory Note (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between KBSII 300 North LaSalle, LLC and Metropolitan Life Insurance Company, dated as of July 29, 2010

10.16	Mortgage, Security Agreement and Fixture Filing (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by KBSII 300 North LaSalle, LLC to Metropolitan Life Insurance Company, dated as of July 29, 2010

10.17	Guaranty Agreement (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by KBS REIT Properties II, LLC and Metropolitan Life Insurance Company, dated as of July 29, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date: August 13, 2010	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date: August 13, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer