Form 10-Q
period 2010-09-30
KBS Real Estate Investment Trust II, Inc.
filed 2010-11-10
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, there were 152,349,607 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Real estate:
Land	$169,657	$60,607
Buildings and improvements	1,279,922	447,953
Tenant origination and absorption costs	199,214	66,867

Total real estate, cost	1,648,793	575,427
Less accumulated depreciation and amortization	(60,566)	(34,059)

Total real estate, net	1,588,227	541,368
Real estate loans receivable, net	246,607	130,801

Total real estate and real estate-related investments, net	1,834,834	672,169
Cash and cash equivalents	80,889	273,821
Restricted cash	796	—
Rents and other receivables, net	16,763	3,893
Above-market leases, net	41,635	2,303
Deferred financing costs, prepaid expenses and other assets	14,411	1,682

Total assets	$1,989,328	$953,868

Liabilities and stockholders’ equity
Notes payable	$720,434	$126,660
Accounts payable and accrued liabilities	23,584	2,664
Due to affiliates	—	206
Distributions payable	7,564	5,013
Below-market leases, net	28,035	19,664
Other liabilities	9,974	3,839

Total liabilities	789,591	158,046

Commitments and contingencies (Note 13)
Redeemable common stock	33,905	21,260
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 144,819,252 and 93,167,161 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,448	932
Additional paid-in capital	1,260,395	810,006
Cumulative distributions in excess of net income	(90,994)	(36,376)
Accumulated other comprehensive loss	(5,017)	—

Total stockholders’ equity	1,165,832	774,562

Total liabilities and stockholders’ equity	$1,989,328	$953,868

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$30,217	$12,614	$69,673	$34,422
Tenant reimbursements	5,085	2,230	10,845	6,560
Interest income from real estate loans receivable	7,243	4,572	20,088	12,262
Interest income from real estate securities	—	83	—	83
Other operating income	721	19	1,466	34

Total revenues	43,266	19,518	102,072	53,361

Expenses:
Operating, maintenance, and management	7,804	3,092	17,835	8,617
Real estate taxes and insurance	3,617	1,179	7,643	3,092
Asset management fees to affiliate	2,877	1,156	6,184	3,195
Real estate acquisition fees and expenses to affiliates	6,850	846	8,439	846
Real estate acquisition fees and expenses	5,793	708	6,718	708
General and administrative expenses	954	948	3,122	1,921
Depreciation and amortization	17,129	7,302	40,465	19,654
Interest expense	5,952	2,030	10,310	8,378

Total expenses	50,976	17,261	100,716	46,411

Other income:
Other interest income	68	151	239	525

Net (loss) income	$(7,642)	$2,408	$1,595	$7,475

Net (loss) income per common share, basic and diluted	$(0.06)	$0.03	$0.01	$0.13

Weighted-average number of common shares outstanding, basic and diluted	134,108,105	72,456,784	115,611,704	55,849,651

Distributions declared per common share	$0.164	$0.164	$0.486	$0.486

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2009 and the Nine Months Ended September 30, 2010 (unaudited)

(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2008	31,515,364	$315	$277,592	$(7,523)	$—	$270,384
Issuance of common stock	61,851,680	619	615,081	—	—	615,700
Redemptions of common stock	(199,883)	(2)	(1,919)	—	—	(1,921)
Transfers to redeemable common stock	—	—	(19,339)	—	—	(19,339)
Distributions declared	—	—	—	(41,272)	—	(41,272)
Commissions on stock sales and related dealer manager fees	—	—	(54,913)	—	—	(54,913)
Other offering costs	—	—	(6,496)	—	—	(6,496)
Net income	—	—	—	12,419	—	12,419

Balance, December 31, 2009	93,167,161	$932	$810,006	$(36,376)	$—	$774,562
Comprehensive income:
Net income	—	—	—	1,595	—	1,595
Unrealized losses on derivative instruments	—	—	—	—	(5,017)	(5,017)

Total comprehensive income						(3,422)
Issuance of common stock	53,487,669	534	531,111	—	—	531,645
Redemptions of common stock	(1,835,578)	(18)	(17,188)	—	—	(17,206)
Transfers to redeemable common stock	—	—	(12,645)	—	—	(12,645)
Distributions declared	—	—	—	(56,213)	—	(56,213)
Commissions on stock sales and related dealer manager fees	—	—	(46,148)	—	—	(46,148)
Other offering costs	—	—	(4,741)	—	—	(4,741)

Balance, September 30, 2010	144,819,252	$1,448	$1,260,395	$(90,994)	$(5,017)	$1,165,832

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$1,595	$7,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,465	19,654
Noncash interest income on real estate-related investments	(4,690)	(3,796)
Deferred rent	(4,195)	(1,600)
Bad debt expense	18	(5)
Amortization of above- and below-market leases, net	(3,818)	(4,169)
Amortization of deferred financing costs	533	927
Increase in fair value of contingent consideration	(123)	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(624)	—
Rents and other receivables	(12,647)	159
Prepaid expenses and other assets	(3,120)	(481)
Accounts payable and accrued liabilities	20,853	260
Other liabilities	1,118	(209)

Net cash provided by operating activities	35,365	18,215

Cash Flows from Investing Activities:
Acquisitions of real estate	(1,090,784)	(112,174)
Additions to real estate	(3,261)	(1,375)
Investments in real estate loans receivable	(111,116)	(67,611)
Investments in real estate securities	—	(3,958)
Restricted cash for capital expenditures	(172)	—

Net cash used in investing activities	(1,205,333)	(185,118)

Cash Flows from Financing Activities:
Proceeds from notes payable	609,622	14,060
Principal payments on notes payable	(32,833)	(160,326)
Payments of deferred financing costs	(6,173)	(631)
Contingent consideration related to acquisition of real estate	(3,611)	—
Return of contingent consideration related to acquisition of real estate	349	—
Proceeds from issuance of common stock	501,794	461,200
Payments to redeem common stock	(17,206)	(1,563)
Payments of commissions on stock sales and related dealer manager fees	(46,150)	(42,789)
Payments of other offering costs	(4,945)	(5,049)
Distributions paid to common stockholders	(23,811)	(10,734)

Net cash provided by financing activities	977,036	254,168

Net (decrease) increase in cash and cash equivalents	(192,932)	87,265
Cash and cash equivalents, beginning of period	273,821	56,609

Cash and cash equivalents, end of period	$80,889	$143,874

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,913	$7,944

Supplemental Disclosure of Noncash Transactions:
Mortgage debt assumed on real estate acquisition	$16,985	$—

Increase in distributions payable	$2,551	$2,489

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$29,851	$13,931

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The Company intends to invest in a diverse portfolio of real estate and real estate-related investments. As of September 30, 2010, the Company owned 14 real estate properties (consisting of 11 office properties, one office/flex property and two industrial properties), a leasehold interest in one industrial property and five real estate loans.

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

As of September 30, 2010, the Company had sold 146,834,713 shares of common stock in the Offering for gross offering proceeds of $1.5 billion, including 5,582,776 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $53.0 million. Also as of September 30, 2010, the Company had redeemed 2,035,461 shares sold in the Offering for $19.1 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

During the nine months ended September 30, 2010 and 2009, the Company recognized deferred rent from tenants of $4.2 million and $1.6 million, respectively. As of September 30, 2010 and December 31, 2009, the cumulative deferred rent balance was $11.0 million and $2.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $4.0 million of unamortized lease incentives as of September 30, 2010. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. Management specifically analyzes deferred rent and accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the nine months ended September 30, 2010, the Company recorded bad debt expense related to its tenant receivables of $18,000. During the nine months ended September 30, 2009, the Company reduced its bad debt reserve and recorded a net recovery of bad debt related to its tenant receivables of $5,000.

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

Real Estate

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the nine months ended September 30, 2010, the Company acquired ten real estate assets, recorded each acquisition as a business combination and expensed $15.2 million of acquisition costs. During the nine months ended September 30, 2009, the Company acquired one real estate asset in a business combination and expensed $1.6 million of acquisition costs.

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

September 30, 2010

(unaudited)

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the nine months ended September 30, 2010 and 2009.

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

As of September 30, 2010, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the nine months ended September 30, 2010. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

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

September 30, 2010

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of September 30, 2010 and December 31, 2009, the Company’s deferred financing costs were $5.8 million and $0.2 million, respectively, net of amortization.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

When available, the Company utilizes quoted market prices from independent third-party sources to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

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

September 30, 2010

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

September 30, 2010

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

The Company limits the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2010, the Company redeemed $17.2 million of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2009 and redemptions through September 30, 2010, the Company may redeem up to $4.1 million of shares for the remainder of 2010.

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the nine months ended September 30, 2010.

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

September 30, 2010

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

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Offering. As of September 30, 2010, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through September 30, 2010, including shares issued through the Company’s dividend reinvestment plan, the Company had sold 146,834,713 shares in the Offering for gross offering proceeds of $1.5 billion and recorded organization and other offering costs of $16.7 million and selling commissions and dealer manager fees of $130.1 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of September 30, 2010, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.

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

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2010 and 2009.

Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2010 and 2009. For the three and nine months ended September 30, 2010 and 2009, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2010 through September 30, 2010 and January 1, 2009 through September 30, 2009 was a record date for distributions.

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

September 30, 2010

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

3. RECENT ACQUISITIONS OF REAL ESTATE

During the nine months ended September 30, 2010, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Pierre Laclede Center	Clayton	MO	02/04/2010	$15,200	$46,246	$15,261	$112	$(2,645)	$74,174
One Main Place	Portland	OR	02/05/2010	7,200	38,009	9,634	531	(932)	54,442
Plano Business Park	Plano	TX	03/15/2010	3,050	10,299	3,349	548	(637)	16,609
Hartman II	Austell	GA	04/07/2010	2,900	6,243	1,224	433	—	10,800
Crescent VIII	Greenwood Village	CO	05/26/2010	2,300	7,600	1,952	648	—	12,500
Horizon Tech Center	San Diego	CA	06/17/2010	7,900	25,096	4,141	3,363	—	40,500
Dallas Cowboys Distribution Center (1)	Irving	TX	07/08/2010	—	15,775	2,738	487	—	19,000
300 N. LaSalle Building	Chicago	IL	07/29/2010	41,200	502,476	71,864	31,197	(2,097)	644,640
Torrey Reserve West (2)	San Diego	CA	09/09/2010	5,300	15,762	3,675	2,397	(25)	27,109
Union Bank Plaza	Los Angeles	CA	09/15/2010	24,000	160,901	29,331	896	(7,133)	207,995

				$109,050	$828,407	$143,169	$40,612	$(13,469)	$1,107,769

(1) The Company acquired the rights to a ground lease with respect to this property. The ground lease expires in February 2050.

(2) In connection with the acquisition of Torrey Reserve West, the Company assumed an existing mortgage loan from an unaffiliated lender with an outstanding principal balance of $17.0 million.

The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Pierre Laclede Center	5.0	3.3	5.7
One Main Place	3.4	5.5	3.4
Plano Business Park	5.2	5.5	6.0
Hartman II	5.2	5.2	—
Crescent VIII	3.7	3.9	—
Horizon Tech Center	3.9	4.0	—
Dallas Cowboys Distribution Center	9.7	9.7	—
300 N. LaSalle Building	16.0	16.7	16.4
Torrey Reserve West	4.0	4.0	3.7
Union Bank Plaza	9.6	10.8	6.6

For the nine months ended September 30, 2010, the Company recognized $31.0 million of total revenues from these properties.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

4. REAL ESTATE

As of September 30, 2010, the Company’s real estate portfolio was comprised of 11 office properties, one office/flex property, two industrial properties and a leasehold interest in one industrial property encompassing approximately 6.1 million rentable square feet and was 95% leased. The following table provides summary information regarding the properties owned by the Company as of September 30, 2010 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Mountain View Corporate Center	07/30/2008	Basking Ridge	NJ	Office	$31,003	$(3,491)	$27,512

100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	191,122	(15,165)	175,957

300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	194,867	(16,605)	178,262

350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,122	(2,012)	34,110

Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	112,726	(8,305)	104,421

Pierre Laclede Center	02/04/2010	Clayton	MO	Office	76,857	(4,236)	72,621

One Main Place	02/05/2010	Portland	OR	Office	56,764	(4,017)	52,747

Plano Business Park	03/15/2010	Plano	TX	Industrial	16,708	(688)	16,020

Hartman II	04/07/2010	Austell	GA	Industrial	10,367	(195)	10,172

Crescent VIII	05/26/2010	Greenwood Village	CO	Office	11,970	(421)	11,549

Horizon Tech Center	06/17/2010	San Diego	CA	Office	37,137	(649)	36,488

Dallas Cowboys Distribution Center (1)	07/08/2010	Irving	TX	Industrial	18,513	(150)	18,363

300 N. LaSalle Building	07/29/2010	Chicago	IL	Office	615,539	(4,021)	611,518

Torrey Reserve West	09/09/2010	San Diego	CA	Office	24,739	(78)	24,661

Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	214,359	(533)	213,826

					$1,648,793	$(60,566)	$1,588,227

(1) The Company acquired the rights to a ground lease with respect to this property. The ground lease expires in February 2050.

Operating Leases

        The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2010, the leases have remaining terms (excluding options to extend) of up to 18.4 years with a weighted-average remaining term (excluding options to extend) of 7.5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.1 million and $0.8 million as of September 30, 2010 and December 31, 2009, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

As of September 30, 2010, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

October 1, 2010 through December 31, 2010	$44,104
2011	137,099
2012	134,184
2013	124,517
2014	113,145
Thereafter	742,793

$1,295,842

As of September 30, 2010, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	36	$41,172	27%
Other Professional Services	41	27,698	18%
Manufacturing	13	16,490	11%
Commercial Banking	9	16,487	11%
Other Finance	34	15,718	10%

		$117,565	77%

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. As of September 30, 2010, the Company has a bad debt reserve of approximately $30,000, which represents less than 1% of annualized base rent. As of September 30, 2010, the Company has two tenants with rent balances outstanding over 90 days.

As of September 30, 2010, the Company had a concentration of credit risk related to the following tenant lease that represents more than 10% of the Company’s annualized base rent:

			Net Rentable Sq. Ft.		Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Feet	Lease Expiration (2)
Kirkland & Ellis	300 N. LaSalle Building	Legal Services	687,857	11.8%	$25,351	16.6%	$36.86	02/28/2029

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

(2) Represents the expiration date of the lease at September 30, 2010 and does not take into account any tenant renewal options.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of September 30, 2010 and December 31, 2009, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Cost	$199,214	$66,867	$43,024	$2,499	$(35,068)	$(26,888)
Accumulated Amortization	(24,842)	(15,869)	(1,389)	(196)	7,033	7,224

Net Amount	$174,372	$50,998	$41,635	$2,303	$(28,035)	$(19,664)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Amortization	$(7,595)	$(3,393)	$(884)	$(52)	$1,487	$1,464

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Amortization	$(19,795)	$(9,052)	$(1,280)	$(82)	$5,098	$4,251

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

6. REAL ESTATE LOANS RECEIVABLE

As of September 30, 2010 and December 31, 2009, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2010 (1)	Book Value as of September 30, 2010 (2)	Book Value as of December 31, 2009 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Northern Trust Building A-Note
San Diego, California	12/31/2008	Office	A-Note	$94,500	$62,528	$60,535	5.6%	13.0%	10/01/2017
One Liberty Plaza Notes (5)
New York, New York	02/11/2009	Office	Mortgage	115,000	72,942	70,266	6.1%	15.0%	08/06/2017
Tuscan Inn First Mortgage Origination
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	20,019	—	8.3%	8.6%	01/21/2015
Chase Tower First Mortgage Origination (6)
Austin, Texas	01/25/2010	Office	Mortgage	59,200	59,218	—	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (7)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	31,900	31,900	—	9.5%	9.6%	07/01/2014

				$320,800	$246,607	$130,801

(1) Outstanding principal balance as of September 30, 2010 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.

(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2010, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are for the nine months ended September 30, 2010.

(4) Maturity dates are as of September 30, 2010.

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

(7) As of September 30, 2010, $31.9 million had been disbursed under the Pappas Commerce First Mortgage Origination and an additional $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2010 (in thousands):

Real estate loans receivable - December 31, 2009	$130,801
Face value of real estate loans receivable originated	111,300
Accretion of discounts on purchased real estate loans receivable	4,752
Origination fees, net of closing costs, on originations of real estate loan receivable	(184)
Amortization of closing costs and origination fees on purchased and originated real estate loans receivable	(62)

Real estate loans receivable - September 30, 2010	$246,607

For the three and nine months ended September 30, 2010 and 2009, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Contractual interest income	$5,606	$3,157	$15,398	$8,545
Accretion of purchase discounts	1,658	1,439	4,752	3,783
Amortization of closing costs and origination fees	(21)	(24)	(62)	(66)

Interest income from real estate loans receivable	$7,243	$4,572	$20,088	$12,262

As of September 30, 2010 and December 31, 2009, interest receivable from real estate loans receivable was $1.7 million and $1.0 million, respectively, and was included in rents and other receivables.

The following is a schedule of maturities for all real estate loans receivable outstanding as of September 30, 2010 (in thousands):

	Face Value (Funded)	Book Value
October 1, 2010 through December 31, 2010	$—	$—
2011	—	—
2012	—	—
2013	—	—
2014	31,900	31,900
Thereafter	288,900	214,707

	$320,800	$246,607

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Recent Originations

Tuscan Inn First Mortgage

On January 21, 2010, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $20.2 million (the “Tuscan Inn First Mortgage”) from a borrower unaffiliated with the Company or the Advisor. The borrower used the proceeds from the loan to acquire a four-story, 221-room hotel located in San Francisco, California. The property includes a 68-car parking garage, 1,900 square feet of meeting facilities and a restaurant. Payments during the term of the Tuscan Inn First Mortgage are interest-only. The Tuscan Inn First Mortgage matures on January 21, 2015 and may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without pre-payment penalty on or after January 21, 2014.

Chase Tower First Mortgage

On January 25, 2010, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $59.2 million (the “Chase Tower First Mortgage”) from a borrower unaffiliated with the Company or the Advisor. The borrower used the proceeds from the loan to acquire a 22-story Class A office tower located in Austin, Texas. The office tower contains 389,503 square feet and at January 1, 2010 was approximately 94% leased. Payments under the Chase Tower First Mortgage are interest-only payments for the first three years, followed by principal and interest payments with principal calculated using an amortization schedule of 30 years for the balance of the term. The Chase Tower First Mortgage matures on February 1, 2015 and may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without pre-payment penalty on or after November 1, 2014.

Pappas Commerce First Mortgage

On April 5, 2010, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of up to $47.0 million (the “Pappas Commerce First Mortgage”) from a borrower unaffiliated with the Company or the Advisor. On July 30, 2010, the Company and the borrower modified the Pappas Commerce First Mortgage and increased the loan amount by $2.9 million to $49.9 million. The borrower used the proceeds from the loan to refinance an industrial park located on approximately 38-acres of land in Boston, Massachusetts and to provide additional funds for capital improvements and the construction of a grocery store. As of September 30, 2010, $31.9 million had been disbursed and another $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

7. NOTES PAYABLE

As of September 30, 2010 and December 31, 2009, the Company’s notes payable, consist of the following (dollars in thousands):

	Principal as of September 30, 2010	Principal as of December 31, 2009	Contractual Interest Rate as of September 30, 2010 (1)	Interest Rate at September 30, 2010 (1)	Maturity Date (2)
Portfolio Mortgage Loan (3)	$—	$27,810	(3)	(3)	(3)
100 & 200 Campus Drive Mortgage Loan (4)	20,000	5,000	One - month LIBOR + 3.25% (5)	5.6%	02/26/2014
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	04/10/2014
Portfolio Revolving Loan Facility (6)	61,000	—	One - month LIBOR + 3.00% (7)	5.1%	04/30/2014
Willow Oaks Revolving Loan (8)	33,000	—	(8)	4.4%	08/01/2013
300 N. LaSalle Building Mortgage Loan	350,000	—	4.25%	4.3%	08/01/2015
Torrey Reserve West Mortgage Loan	16,962	—	7.54%	7.5%	03/10/2011
Union Bank Plaza Mortgage Loan (9)	105,000	—	One - month LIBOR + 1.75%	3.4%	09/15/2015
Portfolio Bridge Loan (10)	40,622	—	One - month LIBOR + 2.25%	2.5%	09/30/2011

	$720,434	$126,660

(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2010. Interest rate is calculated as the actual interest rate in effect at September 30, 2010 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates), using interest rate indices at September 30, 2010, where applicable.

(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2010; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) Represented a portfolio of two separate loans. The individual deeds of trust and mortgages on the respective properties securing the loans were cross-defaulted and cross-collateralized. During the nine months ended September 30, 2010, the Company paid off this loan with proceeds from a revolving loan facility. See footnote (6) below.

(4) On February 26, 2010, the Company paid in full the outstanding principal and accrued interest on a mortgage loan secured by the 100 & 200 Campus Drive Buildings that was to mature on March 9, 2010, and obtained a new $64.6 million four-year mortgage loan of which $44.6 million remains available for future disbursements at September 30, 2010, subject to certain conditions set forth in the loan agreement.

(5) The interest rate under this loan is calculated at a variable rate of 325 basis points over one-month LIBOR. The Company entered into two interest rate swap agreements on the initial $20.0 million funded, which effectively fix the interest rate on that amount at approximately 5.55% through the initial term of the loan. The Company will be required to enter future interest rate swap agreements if the amounts drawn on the loan and not subject to a swap are equal to or greater than $10.0 million.

(6) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. As of September 30, 2010, $61.0 million had been disbursed to the Company and $39.0 million remains available for future disbursements, subject to certain conditions set forth in the loan agreement.

(7) The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.25%; however, there shall be no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years. The Company entered into an interest rate swap agreement that effectively fixes the interest rate on the initial $55.0 million drawn under the loan at approximately 5.17% for the first three years of the loan and fixes the interest rate on $45.0 million of this amount at approximately 5.17% for the last year of the initial loan term.

(8) On July 26, 2010, the Company entered into a $65.0 million revolving loan. As of September 30, 2010, $33.0 million had been disbursed to the Company and $32.0 million remains available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract. The Company entered into two interest rate swap agreements with the lenders that effectively fix the interest rate on $13.0 million drawn under the loan at approximately 4.33% during the loan term.

(9) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of September 30, 2010, $105.0 million had been disbursed to the Company with the remaining loan balance available for future disbursements, subject to certain conditions set forth in the loan agreement. The Company has entered into an interest rate swap agreement with the lender on the initial $105.0 million funded, which effectively fixed the interest rate at 3.445% through the initial term of the loan.

(10) On September 30, 2010, the Company, entered into a 12-month bridge loan agreement for an amount of $50.0 million. As of September 30, 2010, $40.6 million had been disbursed to the Company with the remaining loan balance of $9.4 million available for future disbursements, subject to certain conditions set forth in the loan agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

During the three and nine months ended September 30, 2010, the Company incurred $6.0 million and $10.3 million of interest expense, respectively. As of September 30, 2010 and December 31, 2009, $2.3 million and $0.4 million, respectively, of interest expense was payable. Included in interest expense for the three and nine months ended September 30, 2010 was $0.3 million and $0.5 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $0.5 million and $0.8 million for the three and nine months ended September 30, 2010, respectively.

The following is a schedule of maturities for all notes payable outstanding as of September 30, 2010 (in thousands):

	Current Maturity	Fully Extended Maturity (1)
October 1, 2010 through December 31, 2010	$—	$—
2011	57,584	57,584
2012	—	—
2013	33,000	—
2014	174,850	93,850
Thereafter	455,000	569,000

	$720,434	$720,434

(1) Represents the maturities of all notes payable outstanding as of September 30, 2010 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Certain of our notes payable contain financial and non-financial debt covenants. As of September 30, 2010, the Company was in compliance with all debt covenants.

Recent Financing Transactions

Willow Oaks Revolving Loan

On July 26, 2010, the Company, through an indirect wholly owned subsidiary, entered into a three-year revolving loan facility dated as of July 20, 2010 with U.S. Bank National Association and TD Bank, N.A. for an amount of $65.0 million (the “Willow Oaks Revolving Loan”) secured by the Willow Oaks Corporate Center. As of September 30, 2010, the outstanding principal balance was $33.0 million. The Willow Oaks Revolving Loan matures on August 1, 2013, subject to two one-year extension options. At the Company’s election, the Willow Oaks Revolving Loan bears interest at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract. Monthly payments on the Willow Oaks Revolving Loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior prepayment or extension of the facility. The Company has the right to prepay the Willow Oaks Revolving Loan in whole or in part, subject to possible breakage fees, but at no point during the term of the loan may the outstanding balance be less than $13.0 million. In connection with the Willow Oaks Revolving Loan, the Company entered into two interest rate swap agreements with the lenders which effectively fix the interest rate on $13.0 million drawn under the loan at approximately 4.3% during the loan term.

KBS REIT Properties II, LLC (“REIT Properties II”), one of the Company’s wholly owned subsidiaries that indirectly owns all of the Company’s properties, is providing a limited guaranty of the repayment of the Willow Oaks Revolving Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

300 N. LaSalle Building Mortgage Loan

On July 29, 2010, in connection with the acquisition of the 300 N. LaSalle Building, the Company, through an indirect wholly owned subsidiary (the “300 N. LaSalle Borrower”), entered into a five-year mortgage loan with MetLife, Inc. for $350.0 million secured by the 300 N. LaSalle Building (the “300 N. LaSalle Building Mortgage Loan”). The 300 N. LaSalle Building Mortgage Loan matures on August 1, 2015 and bears interest at a fixed rate of 4.25% per annum. Monthly payments under the 300 N. LaSalle Building Mortgage Loan are interest-only for the first three years, followed by principal and interest payments with principal payments calculated using an amortization schedule of 30 years for the balance of the term of the loan, with the remaining principal balance due at maturity. The Company has the right to repay the loan on or after February 1, 2013 upon no less than days than 30 days written notice to the lender and subject to a prepayment fee unless prepayment occurs during the 90-day period prior to maturity.

REIT Properties II is providing a limited guaranty of the 300 N. LaSalle Building Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums which may result from certain actions or inactions by the 300 N. LaSalle Borrower. REIT Properties II is also providing a guaranty of the principal balance outstanding under the 300 N. LaSalle Building Mortgage Loan in the event of (i) certain bankruptcy or insolvency proceedings commenced by, or at the request of and for the benefit of, the 300 N. LaSalle Borrower and (ii) certain other intentional actions committed by the 300 N. LaSalle Borrower in violation of the loan documents.

Torrey Reserve West Mortgage Loan

On September 9, 2010, in connection with the acquisition of Torrey Reserve West, the Company, through an indirect wholly owned subsidiary (the “Torrey Reserve West Borrower”), assumed an existing mortgage loan from an unaffiliated lender with an outstanding principal balance of $17.0 million secured by Torrey Reserve West (the “Torrey Reserve West Mortgage Loan”). The Torrey Reserve West Mortgage Loan matures on March 10, 2011 with a current effective interest rate of 7.54% per annum. Monthly payments under the loan include interest and principal payments with principal payments calculated using an amortization schedule of 30 years for the balance of the term of the loan, with the remaining principal balance due at maturity.

REIT Properties II is providing a limited guaranty of the Torrey Reserve West Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums which may result from certain actions or inactions by the Torrey Reserve West Borrower. REIT Properties II is also providing a guaranty of the principal balance outstanding under the Torrey Reserve West Mortgage Loan in the event of (i) certain bankruptcy or insolvency proceedings commenced by, or at the request of and for the benefit of, the Torrey Reserve West Borrower and (ii) certain other intentional actions committed by the Torrey Reserve West Borrower in violation of the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Union Bank Plaza Mortgage Loan

On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company, through an indirect wholly owned subsidiary (the “Union Bank Plaza Borrower”), entered into a five-year mortgage loan with Wells Fargo Bank, N.A. for borrowings of up to $119.3 million secured by the Union Bank Plaza (the “Union Bank Plaza Mortgage Loan”). As of September 30, 2010, $105.0 million had been disbursed to the Company with the remaining loan balance available for future disbursements, subject to certain conditions set forth in the loan agreement. The Union Bank Plaza Mortgage Loan matures on September 15, 2015, with an option to extend the maturity date to September 15, 2016, subject to certain conditions. The Union Bank Plaza Mortgage Loan bears interest at a floating rate of 175 basis points over one-month LIBOR during the initial term of the loan and monthly payments are interest only with the entire balance due at maturity, assuming no prior prepayment. The Company has entered into an interest rate swap agreement with the lender on the initial $105.0 million funded, which effectively fixed the interest rate at 3.4% through the initial term of the loan. The Company has the right to repay the loan subject to a prepayment fee, unless prepayment occurs 90 days prior to maturity.

REIT Properties II is providing a limited guaranty of the Union Bank Plaza Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums which may result from certain actions or inactions by the Union Bank Plaza Borrower. REIT Properties II is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Union Bank Plaza Mortgage Loan in the event of (i) certain bankruptcy or insolvency proceedings involving the Union Bank Plaza Borrower and (ii) certain other intentional actions committed by the Union Bank Plaza Borrower, the Company or any of their affiliates in violation of the loan documents.

Portfolio Bridge Loan

On September 30, 2010, the Company, through indirect wholly owned subsidiaries (the “Portfolio Bridge Loan Borrowers”), entered into a 12-month bridge loan agreement (the “Portfolio Bridge Loan”) with Wells Fargo Bank, N.A. for an amount of $50.0 million secured by Horizon Tech Center, Plano Business Park, Crescent VIII, Hartman II and Dallas Cowboys Distribution Center. As of September 30, 2010, $40.6 million had been disbursed and $9.4 million remained available for future disbursement, subject to certain conditions set forth in the loan agreement. The Portfolio Bridge Loan matures on September 30, 2011 and bears interest at a variable rate of 225 basis points over one-month LIBOR. Monthly payments on the Portfolio Bridge Loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior prepayment. The Company has the right to prepay the Portfolio Bridge Loan in whole or in part, upon no less than three days prior written notice to the lender and subject to a possible breakage fee.

REIT Properties II has provided a limited guaranty of the Portfolio Bridge Loan with respect to (i) certain potential costs, expenses, losses, damages and other sums that may result from certain actions or inactions by any of the Portfolio Bridge Loan Borrowers or certain of their affiliates and (ii) certain other intentional actions committed by any of the Portfolio Bridge Loan Borrowers or certain of their affiliates in violation of the loan documents. REIT Properties II has also provided a guaranty of the principal balance outstanding, together with any interest or other sums payable, under the Portfolio Bridge Loan in the event of certain bankruptcy or insolvency proceedings commenced against, by, or at the request of and for the benefit of any of the Portfolio Bridge Loan Borrowers.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

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

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of September 30, 2010. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

						Fair Value of Liability
Derivative Instruments	Effective Date	Maturity Date	Notional Value		Reference Rate	September 30, 2010	Balance Sheet Location
Interest Rate Swap	02/26/2010	02/26/2014	$10,000		One - month LIBOR/ Fixed at 2.30%	$(464)	Other liabilities
Interest Rate Swap	02/26/2010	02/26/2014	10,000		One - month LIBOR/ Fixed at 2.30%	(464)	Other liabilities
Interest Rate Swap	04/30/2010	04/30/2014	55,000	(1)	One - month LIBOR/ Fixed at 2.17%	(2,287)	Other liabilities
Interest Rate Swap	07/26/2010	08/01/2013	6,500		One - month LIBOR/ Fixed at 1.33%	(109)	Other liabilities
Interest Rate Swap	07/26/2010	08/01/2013	6,500		One - month LIBOR/ Fixed at 1.33%	(109)	Other liabilities
Interest Rate Swap	09/15/2010	09/15/2015	105,000		One - month LIBOR/ Fixed at 1.70%	(1,584)	Other liabilities

Total derivatives designated as hedging instruments			$193,000			$(5,017)

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized losses of $5.0 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive loss for the nine months ended September 30, 2010. Amounts in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge our variable rate notes payable, the Company recognized an additional $0.8 million of interest expense related to the effective portion of cash flow hedges during the nine months ended September 30, 2010. The change in fair value of the ineffective portion is recognized directly in earnings. During the nine months ended September 30, 2010, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totaled $3.0 million as of September 30, 2010 and was included in accumulated other comprehensive loss.

9. FAIR VALUE DISCLOSURES

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. See Note 2, “Summary of Significant Accounting Policies.” The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

Cash and cash equivalents, restricted cash, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.

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

September 30, 2010

(unaudited)

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

Contingent consideration: The fair value of the Company’s contingent consideration is estimated using a discounted cash flow analysis. The discounted cash flow analysis is based on management’s estimates of current market interest rates for instruments with similar characteristics and expected cash flows under this arrangement.

The following are the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009, which carrying amounts do not approximate the fair value (in thousands):

	September 30, 2010			December 31, 2009
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$320,800	$246,607	$326,616	$209,500	$130,801	$174,387
Financial liabilities:
Notes payable	720,434	720,434	743,020	126,660	126,660	125,285

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at September 30, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

During the nine months ended September 30, 2010, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$1,107,769	$—	$—	$1,107,769

Total Assets	$1,107,769	$—	$—	$1,107,769

Mortgage debt assumed on real estate acquisition	$16,985	$—	$—	$16,985

Total Liabilities	$16,985	$—	$—	$16,985

Recurring Basis:
Contingent consideration	$3,384	$—	$—	$3,384

Total Assets	$3,384	$—	$—	$3,384

Liability derivatives	$(5,017)	$—	$(5,017)	$—

Total Liabilities	$(5,017)	$—	$(5,017)	$—

(1) Amount reflects acquisition date fair values of real estate acquired.

10. RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust I, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the nine months ended September 30, 2010 and 2009, no transactions occurred between the Company and these entities.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2010 and 2009, respectively, and any related amounts payable as of September 30, 2010 and December 31, 2009 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2010	2009	2010	2009	2010	2009
Expensed
Asset management fees	$2,877	$1,156	$6,184	$3,195	$—	$—
Reimbursement of operating expenses	1	—	3	—	—	—
Acquisition fees	6,850	846	8,439	846	—	—

Additional Paid-in Capital
Selling commissions	12,769	7,533	30,325	26,647	—	—
Dealer manager fees	6,193	4,548	15,823	16,142	—	—
Reimbursable other offering costs	677	792	2,175	2,102	—	206

Capitalized
Origination fees	29	29	1,113	697	—	—

	$29,396	$14,904	$64,062	$49,629	$—	$206

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2010 and 2009 and total assets and total liabilities for each reportable segment as of September 30, 2010 and December 31, 2009 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Real estate segment	$36,023	$14,863	$81,984	$41,016
Real estate-related segment	7,243	4,655	20,088	12,345

Total segment revenues	$43,266	$19,518	$102,072	$53,361

Interest Expense:
Real estate segment	$5,715	$1,868	$9,448	$8,025
Real estate-related segment	—	—	—	—

Total segment interest expense	5,715	1,868	9,448	8,025
Corporate-level	237	162	862	353

Total interest expense	$5,952	$2,030	$10,310	$8,378

NOI:
Real estate segment	$16,470	$7,816	$42,136	$18,758
Real estate-related segment	6,783	4,407	18,826	11,674

Total NOI	$23,253	$12,223	$60,962	$30,432

	As of September 30,	As of December 31,
	2010	2009
Assets:
Real estate segment	$1,674,025	$552,076
Real estate-related segment	248,381	131,776

Total segment assets	1,922,406	683,852
Corporate-level (1)	66,922	270,016

Total assets	$1,989,328	$953,868

Liabilities:
Real estate segment	$780,571	$151,923
Real estate-related segment	10	—

Total segment liabilities	780,581	151,923
Corporate-level (2)	9,010	6,123

Total liabilities	$789,591	$158,046

(1) Corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $66.7 million and $270.0 million as of September 30, 2010 and December 31, 2009, respectively.

(2) As of September 30, 2010 and December 31, 2009, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income	$(7,642)	$2,408	$1,595	$7,475
Other interest income	(68)	(151)	(239)	(525)
Real estate acquisition fees and expenses	12,643	1,554	15,157	1,554
General and administrative expenses	954	948	3,122	1,921
Depreciation and amortization	17,129	7,302	40,465	19,654
Corporate-level interest expense	237	162	862	353

NOI	$23,253	$12,223	$60,962	$30,432

12. PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2010 and 2009. The Company acquired one property during the year ended December 31, 2009 and 10 properties during the nine months ended September 30, 2010, all of which were accounted for as business combinations. The following unaudited pro forma information for the three and nine months ended September 30, 2009 has been prepared to give effect to the acquisitions of (i) Willow Oaks Corporate Center, (ii) 300 N LaSalle and (iii) Union Bank Plaza as if the acquisitions occurred on January 1, 2009. The following unaudited pro forma information for the three and nine months ended September 30, 2010 has been prepared to give effect to the acquisitions of (i) 300 N LaSalle and (ii) Union Bank Plaza as if the acquisitions occurred on January 1, 2010. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$55,057	$36,679	$149,585	$100,198

Depreciation and amortization	$19,738	$14,282	$56,848	$41,384

Net income	$(3,736)	$285	$(516)	$(18,059)

Net income per common share, basic and diluted	$(0.02)	$0.00	$(0.00)	$(0.16)

Weighted-average number of common shares outstanding, basic and diluted	153,658,360	124,655,154	151,775,026	111,283,362

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

Status of the Offering

The Company commenced its Offering on April 22, 2008. As of November 5, 2010, the Company had sold 154,551,801 shares of common stock in the Offering for gross offering proceeds of $1.5 billion, including 6,028,978 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $57.3 million.

Distributions Paid

On October 15, 2010, the Company paid distributions of $7.6 million, which related to distributions declared for each day in the period from September 1, 2010 through September 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Distributions Declared

On August 9, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from October 1, 2010 through October 31, 2010, which the Company expects to pay in November 2010. On October 19, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2010 through November 30, 2010, which the Company expects to pay in December 2010. On November 5, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2010 through December 31, 2010, which the Company expects to pay in January 2011, and distributions based on daily record dates for the period from January 1, 2011 through January 31, 2011, which the Company expects to pay in February 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and the risks identified in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, both as filed with the Securities and Exchange Commission (the “SEC”).

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

We intend to invest in a diverse portfolio of real estate investments. The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. As of September 30, 2010, we owned 14 real estate properties, a leasehold interest in one real estate property and five real estate loans receivable.

On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. From the commencement of the offering on April 22, 2008 through September 30, 2010, we had sold 146,834,713 shares of common stock in our ongoing initial public offering for gross offering proceeds of $1.5 billion, including 5,582,776 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $53.0 million. Also as of September 30, 2010, we had redeemed 2,035,461 of the shares sold in the offering for $19.1 million. We have announced the final extension of our primary offering of 200,000,000 shares and extended the primary offering until the earlier of the sale of all 200,000,000 shares or December 31, 2010. We intend to use substantially all of the net proceeds from the ongoing initial public offering to invest in a diverse portfolio of real estate and real estate-related investments as described above.

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

As of September 30, 2010, we had real estate loans receivable with a principal value of $320.8 million and a carrying value of $246.6 million, all of which are fixed rate and mature between 2014 and 2017.

Impact on Our Financing Activities

In light of the risks associated with projected declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of September 30, 2010, we had debt obligations in the aggregate principal amount of $720.4 million, all of which mature between 2011 and 2015. We have a total of $460.8 million of fixed rate notes payable and $259.6 million of variable rate notes payable. The interest rates on $193.0 million of our variable rate notes payable are effectively fixed through interest rate swap agreements.

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

From June 2008 through September 2010, we raised significant funds through the issuance of common stock in our initial public offering. The proceeds from the issuance of common stock, net of organization and offering costs and selling commissions and dealer manager fees, were primarily used to acquire real estate and acquire and originate real estate-related investments. Proceeds from our dividend reinvestment plan were primarily used to fund redemptions of shares under our share redemption program and capital expenditures on our real estate investments. We anticipate receiving additional proceeds from the issuance of common stock and intend to continue making real estate and real estate-related investments using the proceeds from our ongoing initial public offering and debt financing; however, we intend to cease offering shares in our primary offering on December 31, 2010. As a result, during the nine months ended September 30, 2010, we entered into three secured credit facilities that further enhance our liquidity. As of September 30, 2010, we have an aggregate of $115.6 million available for future disbursements under these three credit facilities, subject to certain conditions set forth in the respective loan agreements.

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

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2010, our real estate portfolio was 95% leased and our bad debt reserve was less than 1% of annualized base rent. As of September 30, 2010, we had two tenants with rent balances outstanding over 90 days. Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make their debt service payments. As of September 30, 2010, the borrowers under our real estate loans receivable were all current.

For the nine months ended September 30, 2010, our cash needs for acquisitions and capital expenditures were met with debt financing (including our credit facilities) and proceeds from our ongoing initial public offering, including our dividend reinvestment plan. We met our operating cash needs with cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the nine months ended September 30, 2010 using a combination of cumulative cash flows from operations and debt financing. We believe that our cash on hand, proceeds from our ongoing initial public offering, cash flow from operations, availability under our credit facilities and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

As of September 30, 2010, we owned 14 real estate properties, a leasehold interest in one real estate property and five real estate loans receivable. During the nine months ended September 30, 2010, net cash provided by operating activities was $35.4 million, compared to $18.2 million during the nine months ended September 30, 2009. Net cash from operations increased in 2010 primarily due to increases in rental revenue from our real estate and increases in contractual interest income from our real estate-related investments primarily as a result of our investment activities during 2009 and 2010, partially offset by increases in rental expenses, asset management fees and general and administrative expenses. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Cash Flows from Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds. During the nine months ended September 30, 2010, net cash used in investing activities was $1.2 billion and primarily consisted of the following:

•	Acquisitions of ten real estate investments with an aggregate purchase price of $1.1 billion; and

•	Originations of three real estate loans receivable for $111.1 million.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the nine months ended September 30, 2010, net cash provided by financing activities was $977.0 million and consisted of the following:

•

$570.6 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $609.6 million, partially offset by principal payments on notes payable of $32.8 million and payments of deferred financing costs of $6.2 million;

•

$450.7 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $51.1 million;

•	$23.8 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $29.9 million; and

•	$17.2 million of cash used for redemptions of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies

In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may in the future utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our ongoing initial public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of September 30, 2010, our borrowings were approximately 37% and 36% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

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

The following is a summary of our contractual obligations as of September 30, 2010 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
Outstanding debt obligations (1)	$720,434	$—	$57,584	$207,850	$455,000
Interest payments on outstanding debt obligations (2)	130,001	8,065	60,406	50,293	11,237
Outstanding funding obligations under real estate loans receivable	18,000	(3)	(3)	(3)	—

(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations outstanding as of September 30, 2010.

(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2010 (consisting of the contractual interest rate and the effect of interest rate floors and swaps). We incurred interest expense of $9.7 million during the nine months ended September 30, 2010, excluding amortization of deferred financing costs totaling $0.5 million.

(3) As of September 30, 2010, $31.9 million had been disbursed under the Pappas Commerce First Mortgage Origination and another $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed payment date, but may be paid in any future year, subject to certain conditions set forth in the loan agreement. The Pappas Commerce First Mortgage matures on July 1, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Overview

Our results of operations for the three and nine months ended September 30, 2010 and 2009 are not indicative of those expected in future periods as we broke escrow in our ongoing initial public offering on June 24, 2008 and as of September 30, 2010 had not yet met our capital raise or investment goals. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. We commenced real estate operations on July 30, 2008 in connection with the acquisition of our first investment. As of September 30, 2009, we owned four office properties, one office/flex property, two real estate loans receivable, and one investment in CMBS. As of September 30, 2010, we owned 11 office properties, one office/flex property, two industrial properties, a leasehold interest in one industrial property and five real estate loans receivable. Therefore, our results of operations for the three and nine months ended September 30, 2010 are not directly comparable to the three and nine months ended September 30, 2009. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended September 30, 2010 versus the three months ended September 30, 2009

The following table provides summary information about our results of operations for the three months ended September 30, 2010 and 2009 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase	Percentage	Increase Due to Acquisitions/	Due to Properties Held Throughout Both
	2010	2009	(Decrease)	Change	Originations (1)	Periods (2)
Rental income	$30,217	12,614	$17,603	140%	$18,260	$(657)
Tenant reimbursements	5,085	2,230	2,855	128%	3,341	(486)
Interest income from real estate loans receivable	7,243	4,572	2,671	58%	2,408	263
Interest income from real estate securities	—	83	(83)	(100%)	—	(83)
Other operating income	721	19	702	3695%	720	(18)
Property operating, maintenance, and management costs	7,804	3,092	4,712	152%	4,775	(63)
Real estate taxes, property-related taxes, and insurance	3,617	1,179	2,438	207%	2,470	(32)
Asset management fees to affiliate	2,877	1,156	1,721	149%	1,723	(2)
Real estate acquisition fees and expenses	12,643	1,554	11,089	714%	11,127	(38)
General and administrative expenses	954	948	6	1%	n/a	n/a
Depreciation and amortization expense	17,129	7,302	9,827	135%	10,670	(843)
Interest expense	5,952	2,030	3,922	193%	3,859	63
Other interest income	68	151	(83)	(55%)	n/a	n/a

(1) Represents the dollar amount increase for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 as a result of properties acquired and other real estate-related investments acquired or originated on or after July 1, 2009.

(2) Represents dollar amount increase (decrease) for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 with respect to properties and other real estate-related investments owned by us during both periods.

Rental income and tenant reimbursements increased from $14.8 million for the three months ended September 30, 2009 to $35.3 million for the three months ended September 30, 2010, primarily as a result of the growth in our real estate portfolio. This increase was partially offset by a $1.1 million net decrease in rental income and tenant reimbursements, which is primarily due to lease expirations subsequent to September 30, 2009 at properties held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from our real estate loans receivable, recognized using the interest method, increased from $4.6 million for the three months ended September 30, 2009 to $7.2 million for the three months ended September 30, 2010, primarily as a result of the growth in our real estate loans receivable portfolio. Interest income included $1.4 million and $1.6 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended September 30, 2009 and 2010, respectively. We expect interest income to increase in future periods as a result of anticipated future acquisitions of real estate-related investments.

There was no interest income from real estate securities during the three months ended September 30, 2010. During the three months ended September 30, 2009, we earned $0.1 million in interest income related to an investment in CMBS we purchased on August 3, 2009 and disposed of on November 16, 2009.

Other operating income increased from $19,000 for the three months ended September 30, 2009 to $0.7 million for the three months ended September 30, 2010, primarily as a result of the growth in our real estate portfolio. Other operating income consisted primarily of parking revenues related to properties acquired during the three months ended September 30, 2010. We expect other operating income to increase in future periods as a result of anticipated future acquisitions of real estate.

Property operating costs increased from $3.1 million for the three months ended September 30, 2009 to $7.8 million for the three months ended September 30, 2010, primarily as a result of the growth in our real estate portfolio. We expect property operating costs to increase in future periods as a result of anticipated future acquisitions of real estate.

Real estate taxes and insurance increased from $1.2 million for the three months ended September 30, 2009 to $3.6 million for the three months ended September 30, 2010, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of anticipated future acquisitions of real estate.

Asset management fees with respect to our real estate and real estate-related investments increased from $1.2 million for the three months ended September 30, 2009 to $2.9 million for the three months ended September 30, 2010, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of September 30, 2010 have been paid. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Real estate acquisition fees and expenses increased from $1.6 million for the three months ended September 30, 2009 to $12.6 million for three months ended September 30, 2010 due to the growth in our real estate portfolio. We expect real estate acquisition fees and expenses to vary in future periods based upon real estate acquisition activity.

General and administrative expenses increased from $0.9 million for the three months ended September 30, 2009 to $1.0 million for the three months ended September 30, 2010. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

Depreciation and amortization expenses increased from $7.3 million for the three months ended September 30, 2009 to $17.1 million for the three months ended September 30, 2010, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $0.8 million decrease due to lease expirations subsequent to September 30, 2009 from properties held throughout both periods. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest expense increased from $2.0 million for the three months ended September 30, 2009 to $6.0 million for the three months ended September 30, 2010. Included in interest expense is the amortization of deferred financing costs of $0.2 million and $0.3 million for the three months ended September 30, 2009 and September 30, 2010, respectively. The increase in interest expense during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily is a result of our use of debt in acquiring real property investments subsequent to July 1, 2010. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, draws on our credit facilities and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other interest income decreased from $0.2 million for the three months ended September 30, 2009 to $0.1 million for the three months ended September 30, 2010 and consisted of interest earned on our cash and cash equivalents accounts. The decrease in other interest income is primarily due to a decrease in our average cash balance as a result of an increase in investing activities during the three months ended September 30, 2010. Other interest income in future periods will vary based on the interest rates earned on our cash and cash equivalent accounts and the level of cash on hand, which will depend in part on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds.

Comparison of the nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The following table provides summary information about our results of operations for the nine months ended September 30, 2010 and 2009 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase	Percentage	Increase Due to Acquisitions/	Due to Properties Held Throughout Both
	2010	2009	(Decrease)	Change	Originations (1)	Periods (2)
Rental income	$69,673	34,422	$35,251	102%	$36,038	$(787)
Tenant reimbursements	10,845	6,560	4,285	65%	4,705	(420)
Interest income from real estate loans receivable	20,088	12,262	7,826	64%	7,534	292
Interest income from real estate securities	—	83	(83)	(100%)	—	(83)
Other operating income	1,466	34	1,432	4212%	1,465	(33)
Property operating, maintenance, and management costs	17,835	8,617	9,218	107%	9,244	(26)
Real estate taxes, property-related taxes, and insurance	7,643	3,092	4,551	147%	4,517	34
Asset management fees to affiliate	6,184	3,195	2,989	94%	2,984	5
Real estate acquisition fees and expenses	15,157	1,554	13,603	875%	13,632	(29)
General and administrative expenses	3,122	1,921	1,201	63%	n/a	n/a
Depreciation and amortization expense	40,465	19,654	20,811	106%	21,926	(1,115)
Interest expense	10,310	8,378	1,932	23%	4,250	(2,318)
Other interest income	239	525	(286)	(54%)	n/a	n/a

(1) Represents the dollar amount increase for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 as a result of properties acquired and other real estate-related investments acquired or originated on or after January 1, 2009.

(2) Represents dollar amount increase (decrease) for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 with respect to properties and other real estate-related investments owned by us during both periods.

Rental income and tenant reimbursements increased from $41.0 million for the nine months ended September 30, 2009 to $80.5 million for the nine months ended September 30, 2010, primarily as a result of the growth in our real estate portfolio. This increase was partially offset by a $1.2 million net decrease in rental income and tenant reimbursements due to lease expirations subsequent to September 30, 2009. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest income from our real estate loans receivable, recognized using the interest method, increased from $12.3 million for the nine months ended September 30, 2009 to $20.1 million for the nine months ended September 30, 2010, primarily as a result of the growth in our real estate loans receivable portfolio. Interest income included $3.7 million and $4.7 million in accretion of purchase price discounts, net of amortization of closing costs, for the nine months ended September 30, 2009 and 2010, respectively. We expect interest income to increase in future periods as a result of anticipated future acquisitions of real estate-related investments.

There was no interest income from real estate securities during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we earned $0.1 million in interest income related to an investment in CMBS we purchased on August 3, 2009 and disposed of on November 16, 2009.

Other operating income increased from $34,000 for the nine months ended September 30, 2009 to $1.5 million for the nine months ended September 30, 2010, primarily as a result of the growth in our real estate portfolio. Other operating income consisted primarily of parking revenues related to properties acquired during the nine months ended September 30, 2010. We expect other operating income to increase in future periods as a result of anticipated future acquisitions of real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property operating costs increased from $8.6 million for the nine months ended September 30, 2009 to $17.8 million for the nine months ended September 30, 2010 primarily as a result of growth in our real estate portfolio. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Real estate taxes and insurance increased from $3.1 million for the nine months ended September 30, 2009 to $7.6 million for the nine months ended September 30, 2010. The increase in real estate taxes and insurance was due to the growth in our real estate portfolio. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Asset management fees with respect to our real estate and real estate-related investments increased from $3.2 million for the nine months ended September 30, 2009 to $6.2 million for the nine months ended September 30, 2010, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of September 30, 2010 have been paid. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Real estate acquisition fees and expenses increased from $1.6 million for the nine months ended September 30, 2009 to $15.2 million for nine months ended September 30, 2010 due to the growth in our real estate portfolio. We expect real estate acquisition fees and expenses to vary in future periods based upon real estate acquisition activity.

General and administrative expenses increased from $1.9 million for the nine months ended September 30, 2009 to $3.1 million for the nine months ended September 30, 2010. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

Depreciation and amortization expenses increased from $19.7 million for the nine months ended September 30, 2009 to $40.5 million for the nine months ended September 30, 2010, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $1.1 million decrease due to lease expirations subsequent to September 30, 2009 from properties held throughout both periods. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest expense increased from $8.4 million for the nine months ended September 30, 2009 to $10.3 million for the nine months ended September 30, 2010. Included in interest expense is the amortization of deferred financing costs of $0.9 million for the nine months ended September 30, 2009 and $0.5 million for the nine months ended September 30, 2010. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to January 1, 2010. This increase was partially offset by a $2.3 million decrease due to the decrease in the average loan balance and interest rate related to debt outstanding for properties held throughout both periods. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, draws on our credit facilities and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

Other interest income decreased from $0.5 million for the nine months ended September 30, 2009 to $0.2 million for the nine months ended September 30, 2010 and consisted of interest earned on our cash and cash equivalents accounts. The decrease in other interest income is primarily due to a decrease in our average cash balance as a result of an increase in investing activities during the nine months ended September 30, 2010. Other interest income in future periods will vary based on the interest rates earned on our cash and cash equivalent accounts and the level of cash on hand, which will depend in part on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. As of September 30, 2010, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through September 30, 2010, including shares issued through our dividend reinvestment plan, we had sold 146,834,713 shares in the offering for gross offering proceeds of $1.5 billion and recorded organization and other offering costs of $16.7 million and selling commissions and dealer manager fees of $130.1 million.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income	$(7,642)	$2,408	$1,595	$7,475
Add:
Depreciation of real estate assets	6,392	2,571	12,794	7,180
Amortization of lease-related costs	10,737	4,731	27,671	12,474

FFO	$9,487	$9,710	$42,060	$27,129

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Set forth below is additional information related to certain items included in net income (loss) above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Income (Loss) and FFO:

•

Revenues in excess of actual cash received as a result of straight-line rent of $2.5 million and $4.2 million for the three and nine months ended September 30, 2010, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2009, respectively;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of $0.6 million and $3.8 million for the three and nine months ended September 30, 2010, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2009, respectively;

•

Interest income from the accretion of discounts on real estate loans receivable, net of amortization of closing costs, of $1.6 million and $4.7 million for the three and nine months ended September 30, 2010, respectively, and $1.4 million and $3.7 million for the three and nine months ended September 30, 2009, respectively;

•

Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2010, respectively, and approximately $0.2 million and $0.9 million for the three and nine months ended September 30, 2009, respectively; and

•

Acquisition fees and expenses related to the purchase of real estate of approximately $12.6 million and $15.2 million for the three and nine months ended September 30, 2010, respectively, and approximately $1.6 million for the three and nine months ended September 30, 2009.

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions

During our offering stage, when we may raise capital in our ongoing initial public offering more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2010 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)				Cash Flows From Operations
			Distributions Paid (3)
Period			Cash	Reinvested	Total
First Quarter 2010	$15,803	$0.160	$6,790	$8,369	$15,159	$8,215
Second Quarter 2010	18,438	0.162	7,836	9,842	17,678	14,495
Third Quarter 2010	21,972	0.164	9,185	11,640	20,825	12,655

	$56,213	$0.486	$23,811	$29,851	$53,662	$35,365

(1) Distributions for the period from January 1, 2010 through September 30, 2010 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.

(2) Assumes share was issued and outstanding each day during the periods presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the nine months ended September 30, 2010, we paid aggregate distributions of $53.7 million, including $23.8 million of distributions paid in cash and $29.9 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2010 was $42.1 million and cash flow from operations was $35.4 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $35.4 million of current period operating cash flows and $18.3 million of debt financing. See the reconciliation of FFO to net income (loss) above.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook – Real Estate and Real Estate Finance Markets” and “Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, both as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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

Status of the Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on April 22, 2008. As of November 5, 2010, we had sold 154,551,801 shares of common stock in the offering for gross offering proceeds of $1.5 billion, including 6,028,978 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $57.3 million.

Distributions Paid

On October 15, 2010, we paid distributions of $7.6 million, which related to distributions declared for each day in the period from September 1, 2010 through September 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions Declared

On August 9, 2010, our board of directors declared distributions based on daily record dates for the period from October 1, 2010 through October 31, 2010, which we expect to pay in November 2010. On October 19, 2010, our board of directors declared distributions based on daily record dates for the period from November 1, 2010 through November 30, 2010, which we expect to pay in December 2010. On November 5, 2010, our board of directors declared distributions based on daily record dates for the period from December 1, 2010 through December 31, 2010, which we expect to pay in January 2011, and distributions based on daily record dates for the period from January 1, 2011 through January 31, 2011, which we expect to pay in February 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

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

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2010, the fair value and carrying value of our fixed rate real estate loans receivable were $326.6 million and $246.6 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At September 30, 2010, the fair value of our fixed rate debt was $479.4 million and the carrying value of our fixed rate debt was $460.8 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2010. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2010, we were exposed to market risks related to fluctuations in interest rates on $66.6 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $193.0 million of our variable rate debt. Based on interest rates as of September 30, 2010, if interest rates were 100 basis points higher during the 12 months ending September 30, 2011, interest expense on our variable rate debt would increase by $0.4 million and if interest rates were 100 basis points lower during the 12 months ending September 30, 2011, interest expense on our variable rate debt would decrease by $0.1 million. At September 30, 2010, we did not own any floating rate loans receivable. An increase or decrease in interest rates would have no impact on our future earnings and cash flows.

The weighted-average annual effective interest rate of our fixed rate real estate loans receivable at September 30, 2010 was 11.7%. The weighted-average annual effective interest rate represents the effective interest rate at September 30, 2010, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt at September 30, 2010 were 4.7% and 4.0%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2010 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of September 30, 2010 where applicable.

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

Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and the risks identified in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, both as filed with the SEC.

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

As of September 30, 2010, we had sold 146,834,713 shares of common stock in our ongoing initial public offering for gross offering proceeds of $1.5 billion, including 5,582,776 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $53.0 million. Also as of September 30, 2010, we had redeemed 2,035,461 of the shares sold in the offering for $19.1 million pursuant to our share redemption program. As of September 30, 2010, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$130,145	Actual
Finders’ fees	—
Other underwriting compensation	7,728	Actual
Other organization and offering costs (excluding underwriting compensation)	9,014	Actual

Total expenses	$146,887

From the commencement of our ongoing initial public offering through September 30, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.3 billion, including net offering proceeds from our dividend reinvestment plan of $53.0 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of September 30, 2010, we have used the net proceeds from our ongoing primary public offering and debt financing to invest $1.9 billion in real estate and real estate-related investments, including $24.9 million of acquisition and origination fees and expenses.

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

During the nine months ended September 30, 2010, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2010	311,769	$9.39	(3)
February 2010	111,461	$9.46	(3)
March 2010	190,153	$9.39	(3)
April 2010	107,402	$9.43	(3)
May 2010	312,251	$9.30	(3)
June 2010	278,060	$9.24	(3)
July 2010	163,746	$9.45	(3)
August 2010	239,038	$9.42	(3)
September 2010	121,698	$9.48	(3)

Total	1,835,578

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

(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2010, we redeemed $17.2 million of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2009 and redemptions through September 30, 2010, we may redeem up to $4.1 million for the remainder of 2010.

PART II. OTHER INFORMATION (CONTINUED)

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus dated April 22, 2010, Commission File No. 333-146341

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus dated April 22, 2010, Commission File No. 333-146341

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

4.5	Amended and Restated Escrow Agreement, dated June 2, 2008 by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Markets Group LLC and First Republic Trust Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

10.1	First Amendment to Agreement of Sale and Purchase (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between 300 LaSalle LLC and KBS Capital Advisors LLC, dated July 1, 2010, incorporated by reference to Exhibit 10.53 to Pre-Effective No. 1 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.2	Second Amendment to Agreement of Sale and Purchase (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between 300 LaSalle LLC and KBSII 300 North LaSalle, LLC, dated July 2, 2010, incorporated by reference to Exhibit 10.54 to Pre-Effective No. 1 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.3	Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBSII 300 North LaSalle, LLC, dated as of July 1, 2010, incorporated by reference to Exhibit 10.55 to Pre-Effective No. 1 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

10.4	Metropolitan Life Insurance Company Mortgage Loan Application (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between Metropolitan Life Insurance Company and KBSII 300 LaSalle, LLC, effective as of July 6, 2010, incorporated by reference to Exhibit 10.56 to Pre-Effective No. 1 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.5	Promissory Note, (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between KBSII 300 North LaSalle, LLC and Metropolitan Life Insurance Company, dated as of July 29, 2010, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010

10.6	Mortgage, Security Agreement and Fixture Filing (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by KBSII 300 North LaSalle, LLC to Metropolitan Life Insurance Company, dated as of July 29, 2010, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010

10.7	Guaranty Agreement (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by KBS REIT Properties II, LLC and Metropolitan Life Insurance Company, dated as of July 29, 2010, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010

10.8	Office Lease Agreement (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) between 300 LaSalle LLC and Kirkland & Ellis LLP, dated as of August 25, 2005, as amended, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.9	Agreement of Sale and Purchase (related to the acquisition of Union Bank Plaza in Los Angeles, California) by and between HINES VAF UB PLAZA, L.P., and KBS Capital Advisors LLC, effective as of August 16, 2010, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.10	First Amendment to Agreement of Sale and Purchase (related to the acquisition of Union Bank Plaza in Los Angeles, California) by and between HINES VAF UB PLAZA, L.P., and KBSII 445 South Figueroa, LLC, dated August 20, 2010, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.11	Second Amendment to Agreement of Sale and Purchase (related to the acquisition of Union Bank Plaza in Los Angeles, California) by and between HINES VAF UB PLAZA, L.P., and KBSII 445 South Figueroa, LLC, dated September 15, 2010, incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.12	Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBSII 445 South Figueroa, LLC, dated as of August 19, 2010, incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date: November 10, 2010	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date: November 10, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer