Form 10-K
period 2010-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2011-03-11
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

While there is no established market for the Registrant’s shares of common stock, the Registrant has made an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The Registrant ceased offering shares of common stock in its primary offering on December 31, 2010. The last price paid to acquire a share in the Registrant’s primary public offering was $10.00. There were approximately 123,385,548 shares of common stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 9, 2011, there were 188,044,880 outstanding shares of common stock of the Registrant.

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

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history. This inexperience makes our future performance difficult to predict.

•

All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•

We pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our public offering, we paid substantial fees to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.

•

We have used and expect to continue to use proceeds from financings to fund a portion of our distributions until the proceeds from our initial public offering are fully invested and from time to time during our operational stage in anticipation of cash flow to be received in later periods. We may also fund such distributions from advances from our advisor or sponsors, from our advisor’s deferral of its asset management fee, from the net proceeds from the sale of real estate and from the receipt of principal payments on our real estate-related investments.

•

If we are unable to locate investments with attractive yields while we are investing the proceeds of our initial public offering, our distributions and the long-term returns of our investors may be lower than they otherwise would.

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

•

Our current and future investments in real estate, mortgage loans, mezzanine loans, bridge loans, mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for the borrowers under our loan investments to meet their payment obligations to us. It could also make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

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

Overview

KBS Real Estate Investment Trust II, Inc. (the “Company”) was formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and it intends to operate in such a manner. The Company has invested in a diverse portfolio of real estate and real estate-related investments. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership II, a Delaware limited partnership (the “Operating Partnership”), and their subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.

On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010 and are completing subscription processing procedures, as set forth in our prospectus. We continue to offer shares of common stock under our dividend reinvestment plan. From the commencement of our primary offering on April 22, 2008 through December 31, 2010, we had sold 179,185,669 shares of common stock for gross offering proceeds of $1.8 billion, including 6,999,082 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $66.5 million. Also as of December 31, 2010, we had redeemed 2,465,804 of the shares sold in our offering for $23.2 million.

As of December 31, 2010, we owned 17 real estate properties (consisting of 14 office properties, one office/flex property and two industrial properties), a leasehold interest in one industrial property and six real estate loans receivable.

Objectives and Strategies

Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return our stockholders’ capital contributions.

We intend to achieve these objectives by investing in and managing a diverse portfolio of real estate and real estate-related investments and by acquiring these investments through a combination of equity raised in our initial public offering and debt financing. We intend to diversify our portfolio by investment size, investment type, investment risk and geographic region. Based on our investments to date, we expect to allocate between 80% and 90% of our portfolio to investments in core properties and allocate between 10% and 20% of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. Though these percentages represent our target portfolio, we will not forego a good investment because it does not precisely fit our expected portfolio composition and we may adjust our target portfolio based on real estate market conditions and investment opportunities. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), the portfolio may consist of a greater percentage of real estate-related investments.

The following chart illustrates the diversification of our investment portfolio as of December 31, 2010, across investment types based on the gross acquisition or origination price of the investments (including acquisition and origination costs and fees):

2010 Investment Highlights

During 2010, we purchased or originated:

•	10 office properties encompassing 4,607,860 rentable square feet located throughout the United States for $1.4 billion plus closing costs;

•	two industrial properties encompassing 545,358 rentable square feet located in Plano, Texas and Austell, Georgia for $27.4 million plus closing costs;

•	the rights to a ground lease with respect to an industrial property containing 400,000 rentable square feet located in Irving, Texas for $19.0 million plus closing costs; and

•

four first mortgage loans totaling $286.3 million plus closing costs. With respect to one of the first mortgage loans, we sold a pari passu participation interest with respect to 50% of the outstanding principal balance at par, or $87.5 million, to an unaffiliated buyer.

Real Estate Portfolio

Real Estate Investments

We have made investments in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. To date we have invested in:

•

office properties — including low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation; and

•	industrial properties — including warehouse and distribution facilities, office/warehouse flex properties and light industrial properties.

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

As of December 31, 2010, we owned 14 office properties, one office/flex property, two industrial properties and a leasehold interest in one industrial property encompassing 7.5 million square feet. The following charts illustrate our geographic distribution based on total leased square feet and total annualized base rent:

* Other includes any states less than 2% of total.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2010, our largest tenant, Kirkland & Ellis, represented 13.6% of our total annualized base rent. We had no other tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 42.7% of our total annualized base rent as of December 31, 2010. The chart below illustrates the diversity of tenant industries in our portfolio based on total annualized base rent:

* All others include any industry less than 2% of total.

As of December 31, 2010, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent(1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	52	$47,511	26%
Finance	52	38,060	20%
Other Professional Services	50	19,373	10%

		$104,944	56%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2010, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

The total cost of our real estate portfolio as of December 31, 2010 was $2.0 billion. Our real estate portfolio accounted for 82%, 77% and 99% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Real Estate-Related Investments

As of December 31, 2010, we owned (i) four mortgage loans; (ii) an A-Note loan and (iii) a participation in a mortgage loan. During 2009, we acquired and then sold a CMBS investment. We generally intend to hold our real estate-related investments until maturity. However, economic and market conditions may influence the length of time that we hold these investments.

The total cost and book value of our real estate-related investments as of December 31, 2010 were $325.2 million and $336.8 million, respectively. Our real estate-related investments accounted for 18% and 23% of total revenues for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had invested in fixed and variable rate loans receivable with book values of $248.3 million and $88.5 million, respectively, and the weighted-average annualized effective interest rates on the fixed and variable rate loans receivable were 11.7% and 7.2%, respectively.

Financing Objectives

We financed the majority of our real estate acquisitions with a combination of the proceeds we received from our initial public offering and debt. In addition, we purchased our real estate-related investments wholly with proceeds we received from our initial public offering. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2010, the weighted-average interest rate on our debt was 4.4%.

We borrow funds at both fixed and variable rates; at December 31, 2010, we had $460.8 million and $367.4 million of fixed and variable rate debt outstanding, respectively. Of the variable rate debt outstanding, approximately $316.8 million was effectively fixed through the use of interest rate swap agreements. The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2010 were 4.7% and 4.1%, respectively. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2010 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2010, where applicable.

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the contractual and fully extended maturities of our debt as of December 31, 2010:

	Current Maturity	Extended Maturity
2011	$57,507	$57,507
2012	—	—
2013	13,000	—
2014	213,850	93,850
2015	524,000	483,000
Thereafter	19,800	193,800

	$828,157	828,157

Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed our charter limitation on borrowings during any quarter of 2010. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2010, our borrowings were approximately 36% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

Market Outlook – Real Estate and Real Estate Finance Markets

During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Despite improved stock market performance and some positive economic indicators, a lack of job creation, low consumer confidence and a growing federal budget deficit temper the positive indicators. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation.

Bank earnings and liquidity have rebounded, particularly among larger financial institutions. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.

Over the past several months, the U.S. commercial real estate industry has experienced a slow-down in the deterioration of fundamental benchmarks, such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

Currently, benchmark interest rates, such as LIBOR, remain near historic lows. This has allowed borrowers with floating rate debt to continue to make debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. Low short-term rates have allowed these borrowers to meet their debt obligations; however, they would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers may have to find new sources of funds in order to recapitalize their properties.

Throughout the financial crisis and economic downturn, commercial real estate transactions experienced a sharp decline in volume. Recent trends indicate a modest rebound in transaction activity. High-quality assets in top-tier markets experienced the largest increase in transaction volume. One of the significant barriers to deal flow is the spread between buyer/seller pricing expectations. It is expected that more commercial properties will come into the market as loans mature, marginally performing properties default and banks increase their foreclosure activity. From a financing perspective, new lending is expected to remain subdued in the near term. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, was inactive in 2008 and 2009, and left a void in the market for long-term, affordable, fixed rate debt. During that time, the void was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past. These remaining lenders generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which, coupled with historically low interest rates and slightly-relaxed underwriting standards, has helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

Despite certain recent positive economic indicators such as an improved stock market performance and improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Impact on Our Real Estate Investments

These market conditions have and will likely continue to have a significant impact on our real estate investments and create a highly competitive leasing environment. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates may not remain at these historically low levels for the life of many of our investments.

Impact on Our Real Estate-Related Investments

Our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments have been impacted to some degree by the same factors impacting our real estate investments.

As of December 31, 2010, we had fixed rate real estate loans receivable with a principal balance of $320.8 million and a carrying value of $248.3 million that mature between 2014 and 2017 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $88.5 million that matures in 2013.

Impact on Our Financing Activities

In light of the risks associated with projected declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of December 31, 2010, we had debt obligations in the aggregate principal amount of $828.2 million, all of which mature between 2011 and 2016. As of December 31, 2010, $57.5 million of our mortgage debt outstanding is scheduled to mature within 12 months of that date. We have a total of $460.8 million of fixed rate notes payable and $367.4 million of variable rate notes payable. The interest rates on $316.8 million of our variable rate notes payable are effectively fixed through interest rate swap agreements.

Economic Dependency

We are dependent on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of our real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.

Competitive Market Factors

The United States commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities in commercial and office properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In addition, many of these entities have capital structures that allow them to make investments at higher prices than what we can prudently offer while still generating a return to their investors that is commensurate with the return we are seeking to provide our investors. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, we could be materially impacted by the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

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

Industry Segments

We operate in two business segments. Our segments are based on our method of internal reporting which classifies operations by investment type: real estate and real estate-related. For financial data by segment, see Note 11 “Segment Information” in the notes to our consolidated financial statements filed herewith.

Employees

We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Principal Executive Office

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

Risks Related to an Investment in Us

Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to the public offering price. As such, investors should purchase shares in our dividend reinvestment plan only if they will not need to realize the cash value of their investment for an extended period.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase shares in our dividend reinvestment plan only as a long-term investment and be prepared to hold them for an indefinite period of time.

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

Based on our investments to date, we expect to allocate approximately 10% to 20% of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. The returns available to investors in these investments are determined by: (i) the supply and demand for such investments, (ii) the performance of the assets underlying the investments and (iii) the existence of a market for such investments, which includes the ability to sell or finance such investments.

During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.

During the past three years, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. Amid signs of recovery in the economic and financial markets, we cannot foresee when these markets will stabilize. This instability may interfere with the successful implementation of our business strategy.

Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to service our existing indebtedness, our ability to refinance or secure additional debt financing on attractive terms and the values of our investments.

Despite certain recent positive economic indicators such as an improved stock market performance and improved access to capital for some companies, the capital and credit markets continue to be affected by the extreme volatility and disruption during the past three years. Bank earnings and liquidity have rebounded, particularly among larger financial institutions. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked. Liquidity in the global credit market has been severely contracted by these market disruptions, and new lending is expected to remain subdued in the near term. We rely on debt financing to finance our properties and we expect to continue to use debt to acquire properties and possibly other real estate-related investments. As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or to dispose of some of our assets.

The recent positive economic developments do not provide an indication of a general market recovery or provide an indication of the duration of the existing downturn, or the speed of any expected recovery. Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments. These conditions could have the following negative effects on us:

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

We rely upon our sponsors and the other real estate professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the institutional investors for whom KBS affiliates serve as investment advisors, also rely upon Messrs. Bren and Schreiber for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), which is managed by our advisor, relies upon Messrs. Bren, Hall, McMillan and Schreiber to actively manage its assets, and the other public KBS programs — KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) — rely on Messrs. Bren, Hall, McMillan and Schreiber to identify potential investment opportunities and to actively management their assets. To the extent that our sponsors and the other real estate professionals at our advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the distribution of cash distributions attributable to those particular properties. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property.

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

We have a limited operating history, which makes our future performance difficult to predict.

We are a recently formed company and have a limited operating history. We were incorporated in the State of Maryland on July 12, 2007. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor, including KBS REIT I.

KBS REIT I, which launched its initial public offering and commenced real estate operations in 2006, was the first publicly offered investment program sponsored by Messrs. Bren, Hall, McMillan and Schreiber and advised by KBS Capital Advisors. The private KBS-sponsored programs were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and they should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our limited operating history and the differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on KBS Capital Advisors to manage our operations and our portfolio of real estate and real estate-related assets. Our advisor depends on the fees and other compensation that it receives from us and the other public KBS-sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or our relationship with KBS Capital Advisors could hinder its ability to successfully manage our operations and our portfolio of investments.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source. If we fund distributions from financings, proceeds from our offering or sources other than our cash flow from operations, we will have less funds available for investment in properties and other real estate-related assets and the overall return to our stockholders may be reduced. To date, we have funded total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with operating cash flows and debt financing. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions in part with third-party borrowings and expect to utilize third party borrowings in the future, if necessary, to help fund distributions. We may also fund such distributions from advances from our advisor or sponsors, from our advisor’s deferral of its asset management fee, from the net proceeds from the sale of real estate and from the receipt of principal payments on our real estate-related investments. To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

The loss of or the inability to obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Bren, Hall, McMillan or Schreiber. Messrs. Bren, Hall, McMillan and Schreiber may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

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

Based on our investments to date, we expect to allocate approximately 80% to 90% of our portfolio to investments in core properties and approximately 10% to 20% of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments as described. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Risks Related to Conflicts of Interest

KBS Capital Advisors and its affiliates, including all of our executive officers, some of our directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in KBS Capital Advisors, our advisor, KBS Capital Markets Group, LLC (“KBS Capital Markets Group”), the entity that acted as our dealer manager, and other affiliated KBS entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement;

•

public offerings of equity by us, which would entitle KBS Capital Markets Group to dealer-manager fees and would likely entitle KBS Capital Advisors to increased acquisition, origination and asset-management fees;

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

We rely on our sponsors and other key real estate professionals at our advisor, including Peter M. Bren, Keith Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals as will future public KBS-sponsored programs. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As such, the other KBS-sponsored programs that are currently raising funds for investment and future programs all rely on many of the same group of real estate and debt finance professionals. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase real estate or any significant asset related to real estate unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions to our stockholders.

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

KBS Capital Advisors, the real estate and debt finance professionals assembled by our advisor, their affiliates and our officers face competing demands relating to their time and this may cause our operations and our stockholders’ investment to suffer.

We rely on KBS Capital Advisors and the real estate and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and David E. Snyder and Ms. Stacie K. Yamane for the day-to-day operation of our business. KBS REIT I, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals as will future public KBS-sponsored programs. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS-sponsored programs. In addition, Messrs. Bren and Schreiber are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Capital Advisors, other KBS-sponsored programs and other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share many of the same real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If this occurs, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other affiliated KBS entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets and through KBS Capital Advisors and KBS Realty Advisors these persons serve as the advisor to other KBS programs, including KBS REIT I, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are generally not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our board’s loyalties to KBS REIT I, KBS Strategic Opportunity REIT, KBS REIT III and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.

All of our directors are also directors of KBS REIT I and KBS REIT III. One of our directors is also a director of KBS Strategic Opportunity REIT. The loyalties of our directors serving on the boards of KBS REIT I, KBS REIT III and KBS Strategic Opportunity REIT, or possibly on the boards of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

•

A decision of the board or the conflicts committee regarding whether or when we seek to list our common shares on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade.

Because our independent directors are also independent directors of KBS REIT I and KBS REIT III, they receive compensation for service on the board of KBS REIT I and upon breaking escrow in KBS REIT III’s initial public offering, they will receive compensation for service on the board of KBS REIT III. Like us, KBS REIT I pays and KBS REIT III will pay each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). In addition, KBS REIT I reimburses and KBS REIT III will reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

For the year ended December 31, 2010, the independent directors of KBS REIT I earned compensation as follows:

Independent Director	Compensation Earned in 2010		Compensation Paid in 2010(1)

Hank Adler	$91,996	(2)	$93,496

Barbara Cambon	$85,496	(3)	$87,996

Stuart A. Gabriel, Ph.D	$89,496	(4)	$90,496

(1) Compensation Paid in 2010 includes meeting fees earned during 2009 but paid or reimbursed in 2010 as follows: Mr. Adler $7,333; Ms. Cambon $8,333; and Mr. Gabriel $7,333.

(2) This amount includes (i) fees earned for attendance at nine board meetings, seven conflicts committee meetings and five audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

(3) This amount includes (i) fees earned for attendance at eight board meetings, six conflicts committee meetings and four audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

(4) This amount includes (i) fees earned for attendance at nine board meetings, seven conflicts committee meetings and five audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

Risks Related to Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•

is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

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

We believe that most of the subsidiaries of our Operating Partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.

If, however, the value of the subsidiaries of our Operating Partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our Operating Partnership, then we and our Operating Partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our Operating Partnership are “primarily engaged,” through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, majority-owned subsidiaries that rely on Section 3(c)(5)(C).

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

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

Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, qualifying disability (as defined in the plan) or determination of incompetence (as defined in the plan). We limit the number of shares we may redeem pursuant to the share redemption program as follows: (1) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice.

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

Notwithstanding the above, once we establish an estimated value per share of common stock that is not based on the price to acquire a share in our primary initial public offering or follow-on public offerings, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We currently expect to establish an estimated value per share no later than the expiration of the first 18-month period in which we do not sell shares in a public equity offering and every 12 to 18 months thereafter. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership. The restrictions of our share redemption program severely limit our stockholders’ ability to sell their shares should they require liquidity and limit their ability to recover the value they invested.

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

The offering price of our shares was not established on an independent basis; the actual value of our stockholders’ investment may be substantially less than what they paid. We may use the most recent price paid to acquire a share in our primary initial public offering or follow-on public offerings as the estimated value of our shares until we have completed our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price was not based upon any independent valuation, the offering price may not be indicative of the proceeds that our stockholders would receive upon liquidation. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, KBS Capital Advisors estimated the value of our common shares as $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that the most recent public offering price of our shares of common stock in our primary offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it may use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or follow-on public offerings as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for up to 18 months. We ceased offering shares in our initial public offering on December 31, 2010 but we may conduct follow-on public equity offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.) Once we establish an estimated value per share we currently expect to update the estimated value per share every 12 to 18 months thereafter. Our charter does not restrict our ability to conduct offerings in the future, and if our board of directors determines that it is in our best interest, we may conduct follow-on offerings.

Although the estimated value set forth above represents the most recent price at which most investors were willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our primary public offering was net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

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

KBS Capital Advisors and its affiliates perform services for us in connection with the selection and acquisition or origination of our investments, the management, leasing and disposition of our properties and the management, structuring and administration of our other investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees expected to be paid during our listing/liquidation stage are contingent on our investors first receiving agreed-upon investment returns, affiliates of KBS Capital Advisors could also receive significant payments even without our reaching the investment-return thresholds should we ever seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might be preceded by a decision to become self-managed. Given our advisor’s familiarity with our assets and operations, if our board of directors ever did decide that we should become self-managed, then we may prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other incentive compensation.

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

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax (including real property tax laws), real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

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

Since breaking escrow in June 2008, we have made acquisitions of properties and other real estate-related assets based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operations available to fund distributions and investor returns may be reduced.

We acquired the 300 N. LaSalle Building on July 29, 2010. A significant percentage of our assets is invested in the 300 N. LaSalle Building and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.

The 300 N. LaSalle Building represents approximately 26% of our total assets and represents approximately 24% of our total annualized base rent as of December 31, 2010. In addition, the largest tenant at the property, Kirkland and Ellis, leases approximately 53% of the 300 N. LaSalle Building and represents approximately 14% of our total annualized base rent as of December 31, 2010. Further, as a result of this acquisition, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders. All of our properties were subject to Phase I environmental assessments at the time they were acquired.

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

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Many of our investments are in major metropolitan areas. Insurance risks associated with potential acts of terrorism against office and other properties in major metropolitan areas could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. The costs of obtaining terrorism insurance and any uninsured losses we may suffer as a result of terrorist attacks could reduce the returns on our investments and limit our ability to make distributions to our stockholders.

Risks Related to Real Estate-Related Investments

Our investments in real estate-related investments are subject to the risks typically associated with real estate.

Our investments in mortgage, mezzanine or other real estate loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of the properties ultimately securing our loans may change after we acquire or originate those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in mortgage-backed securities and other real estate-related investments may be similarly affected by real estate property values. Therefore, our real estate-related investments will be subject to the risks typically associated with real estate, which are described above under the heading “—General Risks Related to Investments in Real Estate.”

Our investments in mortgage, mezzanine, bridge or other real estate loans are subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us is subject to fluctuations in interest rates.

With respect to our fixed rate, long-term loans, if interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. With respect to our variable-rate loans, if interest rates decrease, our revenues will also decrease. For these reasons, our returns on these loans and the value of our stockholders’ investment in us will be subject to fluctuations in interest rates.

The mortgage loans we invest in and the mortgage loans underlying the mortgage securities we may invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

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

If there are defaults under our mortgage loan investments, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by the same properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of the entity owning (directly or indirectly) the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

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

We may invest in subordinated loans and subordinated mortgage-backed securities that may be subject to losses.

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

To the extent that we make investments in real estate-related securities and loans, a portion of those investments may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

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

We depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of such debtors.

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

We have entered and in the future may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII become effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

Our investments in real estate-related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

We may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds we received from our initial public offering or to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

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

Some of our portfolio investments may be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.

Some of our portfolio investments may be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of any such investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Risks Associated with Debt Financing

We obtain lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.

We may obtain lines of credit and long-term financing that may be secured by our properties and other assets. We have acquired many of our real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

If we mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

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

Our policies do not limit us from incurring debt until our borrowings would exceed 75% of the cost of our tangible assets (before deducting depreciation or other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2010, our borrowings were approximately 36% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

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

•

If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

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

We may be deemed to be, or make investments in entities that own or are themselves deemed to be taxable mortgage pools. Similarly, certain securitizations or other borrowings we may make could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the Internal Revenue Service will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.

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

Dividends payable by REITs do not qualify for the reduced tax rates.

Legislation enacted in 2003 and modified in 2005 and 2010 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

As of December 31, 2010, we owned 17 real estate properties (consisting of 14 office properties, one office/flex property and two industrial properties) and a leasehold interest in one industrial property, encompassing in the aggregate 7.5 million rentable square feet. The total cost of our real estate portfolio was $2.0 billion. At December 31, 2010, our portfolio was approximately 96% occupied and the average annualized base rent per square foot of our real estate portfolio was $25.83. The weighted-average remaining lease term of our real estate portfolio is 6.9 years. As of December 31, 2010, the following property represented more than 10% of our total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands)(1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$607,044	25.5%	$43,838	$34.16	98.5%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2010, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this annual report on Form 10-K.

Portfolio Lease Expirations

The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by average annualized base rent as of December 31, 2010:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	19	$599	0.3%	56,849	0.8%
2011	52	11,789	6.3%	450,444	6.2%
2012	48	13,619	7.3%	517,196	7.2%
2013	38	8,533	4.6%	382,212	5.3%
2014	42	23,013	12.3%	860,473	11.9%
2015	36	18,498	9.9%	904,989	12.5%
2016	18	13,571	7.3%	564,432	7.8%
2017	17	6,891	3.7%	301,350	4.2%
2018	11	13,996	7.5%	536,111	7.4%
2019	12	10,102	5.4%	348,304	4.8%
2020	14	3,956	2.1%	505,407	7.0%
Thereafter (2)	17	61,927	33.3%	1,790,901	24.9%

	324	$186,494	100.0%	7,218,668	100.0%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2010, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

(2) Represents leases expiring from 2021 through 2029.

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

Stockholder Information

As of March 9, 2011, we had approximately 188.0 million shares of common stock outstanding held by a total of approximately 52,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, KBS Capital Advisors estimated the value of our common shares as $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that the most recent public offering price for our shares of common stock in our primary offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it may use the most recent price paid to acquire a share in our primary initial public offering (ignoring purchase price discounts for certain categories of purchasers) or follow-on public offerings as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for up to 18 months. We ceased offering shares in our initial public offering on December 31, 2010, but we may conduct follow-on public equity offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.) Once we establish an estimated value per share we currently expect to update the estimated value per share every 12 to 18 months thereafter. Our charter does not restrict our ability to conduct offerings in the future, and if our board of directors determines that it is in our best interest, we may conduct follow-on offerings.

Although the estimated value set forth above represents the most recent price at which most investors were willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our primary public offering was net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

Distribution Information

We intend to authorize and declare distributions based on daily record dates that will be paid on a monthly basis. We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2008. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

During 2009 and 2010, we declared distributions based on daily record dates for each day during the period commencing January 1, 2009 through December 31, 2010. Distributions for all record dates of a given month are paid approximately 15 days after month-end. Distributions declared during 2009 and 2010, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$15,803	$18,438	$21,972	$25,630	$81,843
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on
Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$6,117	$9,160	$11,877	$14,118	$41,272
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on
Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%

The tax composition of our distributions declared for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Ordinary Income	61%	46%
Return of Capital	39%	54%

Total	100%	100%

On November 5, 2010, our board of directors declared distributions based on daily record dates for the period from January 1, 2011 through January 31, 2011, which we paid on February 15, 2011. On January 21, 2011, our board of directors declared distributions based on daily record dates for the period from February 1, 2011 through February 28, 2011, which we expect to pay in March 2011, and distributions based on daily record dates for the period from March 1, 2011 through March 31, 2011, which we expect to pay in April 2011. On March 4, 2011, our board of directors declared distributions based on daily record dates for the period from April 1, 2011 through April 30, 2011, which we expect to pay in May 2011, and distributions based on daily record dates for the period from May 1, 2011 through May 31, 2011, which we expect to pay in June 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On April 22, 2008, our Registration Statement on Form S-11 (File No. 333-146341), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on April 22, 2008 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We ceased offering shares of common stock in our primary offering on December 31, 2010 and are completing subscription processing procedures, as set forth in our prospectus. We may sell shares under the dividend reinvestment plan until we have sold all the shares under the plan.

We offered 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. As of December 31, 2010, we had sold 179,185,669 shares of common stock in our initial public offering for gross offering proceeds of $1.8 billion, including 6,999,082 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $66.5 million. Also as of December 31, 2010, we had redeemed 2,465,804 of the shares sold in the offering for $23.2 million pursuant to our share redemption program. As of December 31, 2010, we had incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/ Actual
	(in thousands)
Selling commissions and dealer manager fees	$158,343	Actual
Finders’ fees	—	Actual
Other underwriting compensation	9,717	Actual
Other organization and offering costs (excluding underwriting compensation)	9,675	Actual

Total expenses	$177,735

From the commencement of our initial public offering through December 31, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.6 billion, including net offering proceeds from our dividend reinvestment plan of $66.5 million.

We have used substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of December 31, 2010, we have used the net proceeds from our initial public offering and debt financing to purchase $2.3 billion in real estate and real estate-related investments, including $28.9 million of acquisition and origination fees and expenses.

During the fiscal year ended December 31, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.

Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held the shares for one year.

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

During the year ended December 31, 2010, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2010	311,769	$9.39	(3)
February 2010	111,461	$9.46	(3)
March 2010	190,153	$9.39	(3)
April 2010	107,402	$9.43	(3)
May 2010	312,251	$9.30	(3)
June 2010	278,060	$9.24	(3)
July 2010	163,746	$9.45	(3)
August 2010	239,038	$9.42	(3)
September 2010	121,698	$9.48	(3)
October 2010	186,733	$9.47	(3)
November 2010	154,413	$9.38	(3)
December 2010	89,197	$9.38	(3)

Total	2,265,921

(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009) and on March 11, 2011 (which amendment will become effective on April 10, 2011). See Part II, Item 9B, “Other Information.”

(2) Pursuant to the program, as amended, we currently redeem shares at prices determined as follows:

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

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We currently expect to establish an estimated value per share no later than the expiration of the first 18-month period in which we do not sell shares in a public equity offering and every 12 to 18 months thereafter. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership. We ceased offering shares in our initial public offering on December 31, 2010, but we may conduct follow-on public equity offerings in the future.

(3) We limit the dollar value of shares that may be redeemed under the program as described above. For the year ended December 31, 2010, we received investor redemption requests of $21.8 million. As of the December 2010 redemption date, we had redeemed $21.3 million of shares, which represents the dollar value of the number of shares that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan in 2009. Effective January 2011, this limitation was re-set, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2010, we have $43.3 million available for redemption in 2011. We redeemed the remaining outstanding and unfulfilled redemptions as of December 31, 2010 of $0.5 million on the January 31, 2011 redemption date.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2010, 2009, 2008 and 2007 and for the years ended December 31, 2010, 2009 and 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2010	2009	2008	2007
Balance sheet data
Total real estate and real estate-related investments, net	$2,210,162	$672,169	$512,495	$—
Total assets	2,379,654	953,868	572,862	200
Notes payable	828,157	126,660	271,446	—
Total liabilities	912,019	158,046	300,557	—
Redeemable common stock	43,306	21,260	1,921	—
Total stockholders’ equity	1,424,329	774,562	270,384	200

	For the Years Ended December 31,
	2010	2009	2008
Operating data
Total revenues	$160,133	$75,387	$14,087
Net income (loss)	5,508	12,419	(2,582)
Net income (loss) per common share - basic and diluted	0.04	0.20	(0.33)

Other data
Cash flows provided by operations	$59,523	$29,937	$4,870
Cash flows used in investing activities	(1,598,259)	(181,717)	(495,535)
Cash flows provided by financing activities	1,347,328	368,992	547,074

Distributions declared	81,843	41,272	4,941

Distributions declared per common share (1)	0.650	0.650	0.263

Weighted-average number of common shares outstanding, basic and diluted	125,894,756	63,494,969	7,926,366

Reconciliation of funds from operations (2)
Net income (loss)	$5,508	$12,419	$(2,582)
Depreciation of real estate assets	20,924	9,919	2,315
Amortization of lease-related costs	40,762	18,186	4,659
Gain on sale of real estate securities	—	(119)	—

FFO	$67,194	$40,405	$4,392

(1) Distributions declared per common share assumes each share was issued and outstanding each day from July 16, 2008 through the last day of the period presented. Distributions for the period from July 16, 2008 through August 15, 2008 are based on daily record dates and calculated at a rate of $0.00054795 per share per day. Distributions for the period from August 16, 2008 through December 31, 2010 are based on daily record dates and calculated at a rate of $0.00178082 per share per day.

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

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” preceding Part I and Part I, Item 1A, “Risk Factors.”

Overview

We were formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a REIT beginning with the taxable year ended December 31, 2008 and intend to operate in such a manner. We have invested in a diverse portfolio of real estate and real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors, our external advisor, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.

The types of properties that we may invest in include office, industrial and retail properties located throughout the United States. Although we may invest in any of these types of properties, we expect to invest primarily in office and industrial properties. All such real estate assets may be acquired directly by us or the Operating Partnership, though we may invest in other entities that make similar investments. We also expect to invest in real estate-related investments, including mortgage, mezzanine, bridge and other loans. As of December 31, 2010, we owned 17 real estate properties (consisting of 14 office properties, one office/flex property and two industrial properties), a leasehold interest in one industrial property and six real estate loans receivable.

On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010 and are completing subscription processing procedures, as set forth in our prospectus. From the commencement of the offering on April 22, 2008 through December 31, 2010, we had sold 179,185,669 shares of common stock in our public offering for gross offering proceeds of $1.8 billion, including 6,999,082 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $66.5 million. Also as of December 31, 2010, we had redeemed 2,465,804 of the shares sold in the offering for $23.2 million. We intend to use substantially all of the net proceeds from the initial public offering to invest in a diverse portfolio of real estate and real estate-related investments as described above.

Market Outlook – Real Estate and Real Estate Finance Markets

During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Despite improved stock market performance and some positive economic indicators, a lack of job creation, low consumer confidence and a growing federal budget deficit temper the positive indicators. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation. Over the past several months, the U.S. commercial real estate industry has experienced a slow-down in the deterioration of fundamental benchmarks. However, the current economic conditions continue to create a highly competitive leasing environment which impacts our investments in real estate properties, as well as the collateral securing a majority of our real estate-related investments. If these challenging economic conditions persist or if recovery is slower than expected, our liquidity and financial condition (as well as the liquidity and financial condition of our tenants and borrowers) may be adversely affected. For further discussion of current market conditions, see Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets.”

Impact on Our Real Estate Investments

These market conditions have and will likely continue to have a significant impact on our real estate investments and create a highly competitive leasing environment. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates may not remain at these historically low levels for the life of many of our investments.

Impact on Our Real Estate-Related Investments

Our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments have been impacted to some degree by the same factors impacting our real estate investments.

As of December 31, 2010, we had fixed rate real estate loans receivable with a principal balance of $320.8 million and a carrying value of $248.3 million that mature between 2014 and 2017 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $88.5 million that matures in 2013.

Impact on Our Financing Activities

In light of the risks associated with projected declines of operating cash flows on our properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of December 31, 2010, we had debt obligations in the aggregate principal amount of $828.2 million, all of which mature between 2011 and 2016. We have a total of $460.8 million of fixed rate notes payable and $367.4 million of variable rate notes payable. As of December 31, 2010, $57.5 million of our mortgage debt outstanding is scheduled to mature within 12 months of that date. The interest rates on $316.8 million of our variable rate notes payable are effectively fixed through interest rate swap agreements.

Liquidity and Capital Resources

Our principal demand for funds during the short and long-term is and will be for the acquisition of properties, loans and other real estate-related investments; the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from our initial public offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate operations and real estate–related investments.

We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. To date, we have invested a significant amount of the proceeds from our initial public offering and anticipate making several more investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. During the year ended December 31, 2010, we entered into three secured credit facilities that further enhance our liquidity. As of December 31, 2010, we have an aggregate of $96.6 million available for future disbursements under these three credit facilities, subject to certain conditions set forth in the respective loan agreements.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2010, our real estate portfolio was 96% occupied and our bad debt reserve was less than 1% of annualized base rent. As of December 31, 2010, we had one tenant with a rent balance outstanding for over 90 days. Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investments are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make their debt service payments. As of December 31, 2010, the borrowers under our real estate loans receivable were all current.

For the year ended December 31, 2010, our cash needs for acquisitions, capital expenditures and payment of debt obligations were met with the proceeds from our initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the year ended December 31, 2010 using a combination of cumulative cash flows from operations and debt financing. We believe that our cash on hand, uninvested proceeds from our primary public offering, proceeds from our dividend reinvestment plan, cash flow from operations, availability under our credit facility and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

We commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. As of December 31, 2010, we owned 17 real estate properties (consisting of 14 office properties, one office/flex property and two industrial properties), a leasehold interest in one industrial property and six real estate loans receivable. During the year ended December 31, 2010, net cash provided by operating activities was $59.5 million, compared to $29.9 million during the year ended December 31, 2009. Net cash from operations increased in 2010 primarily as a result of acquisitions of real estate and real estate-related investments in 2010 as well as owning investments acquired in 2009 for an entire year. We expect that our cash flows from operating activities will increase in future periods as a result of owning investments acquired in 2010 for an entire year and anticipated future acquisitions of real estate and real estate-related investments.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.6 billion for the year ended December 31, 2010 and primarily consisted of the following:

•	Acquisitions of 13 real estate investments for an aggregate purchase price of $1.4 billion;

•	Originations of four real estate loans receivable for $287.1 million; and

•	Proceeds to us from the sale of a 50% participation interest in a first mortgage for $87.5 million.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our initial public offering, debt financings and distributions paid to our stockholders. During the year ended December 31, 2010, net cash provided by financing activities was $1.3 billion and primarily consisted of the following:

•

$728.4 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $81.6 million;

•

$677.4 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $717.4 million, partially offset by principal payments on notes payable of $32.9 million and payments of deferred financing costs of $7.1 million;

•	$34.4 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $43.3 million; and

•	$21.3 million of cash used for redemptions of common stock.

Contractual Commitments and Contingencies

In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may in the future utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of December 31, 2010, our borrowings were approximately 36% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

In addition to using our capital resources for investing purposes and meeting our debt obligations, we use our capital resources to make certain payments to our advisor and the dealer manager. During our offering stage, these payments include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement is in effect through May 21, 2011 and has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.

The following is a summary of our contractual obligations as of December 31, 2010 (in thousands):

Contractual Obligations	Total	Payments Due During the Years Ending December 31,
		2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations (1)	$828,157	$57,507	$13,000	$737,850	$19,800
Interest payments on outstanding debt obligations (2)	144,020	35,377	68,527	40,113	3
Outstanding funding obligations under real estate loans receivable	18,000	(3)	(3)	(3)	—

(1) Amounts include principal payments only.

(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2010 (consisting of the contractual interest rate and the effect of interest rate floors). We incurred interest expense of $18.0 million, excluding amortization of deferred financing costs totaling $1.2 million, during the year ended December 31, 2010.

(3) As of December 31, 2010, $31.9 million had been disbursed under the Pappas Commerce First Mortgage Origination and another $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded in any future year, subject to certain conditions set forth in the loan agreement. The Pappas Commerce First Mortgage matures on July 1, 2014.

Results of Operations

Overview

As of December 31, 2009, we owned four office properties, one office/flex property and two real estate loans receivable. As of December 31, 2010, we owned 14 office properties, one office/flex property, two industrial properties, a leasehold interest in one industrial property and six real estate loans receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2010 for an entire year and anticipated future acquisitions of real estate and real estate-related investments. The results of operations presented for the years ended December 31, 2010 and 2009 are not directly comparable because we were still investing the proceeds of our initial public offering in 2010.

Comparison of the year ended December 31, 2010 versus year ended December 31, 2009

The following table provides summary information about our results of operations for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

	For the Year Ended December 31, 2010		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2010	2009
Rental income	$110,294	49,548	$60,746	123%	$62,487	$(1,741)
Tenant reimbursements	18,066	8,762	9,304	106%	10,401	(1,097)
Interest income from real estate loans receivable	28,255	16,885	11,370	67%	11,040	330
Other operating income	3,518	192	3,326	1732%	3,502	(176)
Property operating, maintenance, and management costs	28,715	12,265	16,450	134%	16,543	(93)
Real estate taxes, property-related taxes, and insurance	12,977	4,515	8,462	187%	8,491	(29)
Asset management fees to affiliate	10,005	4,482	5,523	123%	5,518	5
Real estate acquisition fees to affiliates	10,692	846	9,846	1164%	9,846	—
Real estate acquisition fees and expenses	7,487	678	6,809	1004%	6,809	—
General and administrative expenses	3,947	2,678	1,269	47%	n/a	n/a
Depreciation and amortization expense	61,686	28,105	33,581	119%	36,134	(2,553)
Interest expense	19,389	10,164	9,225	91%	11,129	(1,904)
Other interest income	273	646	(373)	(58%)	n/a	n/a
Gain on sale of real estate securities	—	119	(119)	(100%)	n/a	n/a

(1) Represents the dollar amount increase for the year ended December 31, 2010 compared to the year ended December 31, 2009 as a result of properties and other real estate-related assets acquired after January 1, 2009.

(2) Represents dollar amount increase (decrease) for the year ended December 31, 2010 compared to the year ended December 31, 2009 with respect to properties and other real estate-related investments owned by us as of January 1, 2009.

Rental income and tenant reimbursements increased from $58.3 million for the year ended December 31, 2009 to $128.4 million for the year ended December 31, 2010, primarily as a result of the growth in our real estate portfolio. The increase was partially offset by a $2.8 million net decrease in rental income and tenant reimbursements from properties held throughout both periods, which is primarily due to lease incentives provided to new tenants at these properties and lease expirations subsequent to December 31, 2009. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2010 for an entire year and anticipated future acquisitions of real estate.

Interest income from our real estate loans receivable, recognized using the interest method, increased from $16.9 million for the year ended December 31, 2009 to $28.3 million for the year ended December 31, 2010, primarily as a result of the growth in our real estate loans receivable portfolio. Interest income included $6.4 million and $5.2 million in accretion of purchase price discounts, net of amortization of closing costs, for the years ended December 31, 2010 and 2009, respectively. We expect interest income to increase in future periods as a result of owning the assets acquired during 2010 for an entire year and anticipated future acquisitions of real estate-related investments.

Other operating income increased from $0.2 million for the year ended December 31, 2009 to $3.5 million for the year ended December 31, 2010, primarily as a result of the growth in our real estate portfolio. Other operating income consisted primarily of parking revenues related to properties acquired during the year ended December 31, 2010. We expect other operating income to increase in future periods as a result of owning the assets acquired during 2010 for an entire year and anticipated future acquisitions of real estate.

Property operating, maintenance and management costs increased from $12.3 million for the year ended December 31, 2009 to $28.7 million for the year ended December 31, 2010, primarily as a result of the growth in our real estate portfolio. We expect property operating, maintenance and management costs to increase in future periods as a result of owning the assets acquired during 2010 for an entire year and anticipated future acquisitions of real estate.

Real estate taxes and insurance increased from $4.5 million for the year ended December 31, 2009 to $13.0 million for the year ended December 31, 2010, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2010 for an entire year and anticipated future acquisitions of real estate.

Asset management fees with respect to our real estate and real estate-related investments increased from $4.5 million for the year ended December 31, 2009 to $10.0 million for the year ended December 31, 2010, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of December 31, 2010 have been paid. We expect asset management fees to increase in future periods as a result of owning the assets acquired during 2010 for an entire year and anticipated future acquisitions of real estate and real estate-related investments.

Real estate acquisition fees and expenses increased from $1.5 million for year ended December 31, 2009 to $18.2 million for the year ended December 31, 2010 due to the growth in our real estate portfolio. We expect real estate acquisition fees and expenses to decrease in future periods as we have invested the majority of the proceeds from our public offering.

General and administrative expenses increased from $2.7 million for the year ended December 31, 2009 to $3.9 million for the year ended December 31, 2010. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative costs to vary in future periods.

Depreciation and amortization expenses increased from $28.1 million for the year ended December 31, 2009 to $61.7 million for the year ended December 31, 2010, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $2.6 million decrease in amortization due to lease expirations subsequent to December 31, 2009 from properties held throughout both periods. We expect these amounts to increase in future periods as a result of owning the assets acquired during 2010 for an entire year and anticipated future acquisitions of real estate.

Interest expense increased from $10.2 million for the year ended December 31, 2009 to $19.4 million for the year ended December 31, 2010. Included in interest expense is the amortization of deferred financing costs of $1.0 million for the year ended December 31, 2009 and $1.2 million for the year ended December 31, 2010. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to January 1, 2010. This increase was partially offset by a $1.9 million decrease due to the decrease in the average loan balance and interest rate related to debt outstanding for properties held throughout both periods. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

Other interest income decreased from $0.6 million for the year ended December 31, 2009 to $0.3 million for the year ended December 31, 2010 and consisted of interest earned on our cash and cash equivalent accounts. The decrease in other interest income is primarily due to a decrease in our average cash balance as a result of an increase in investing activities during the year ended December 31, 2010. Other interest income in future periods will vary based on the interest rates earned on our cash and cash equivalent accounts and the level of cash on hand, which will depend in part on how quickly we invest those funds.

Comparison of the year ended December 31, 2009 versus year ended December 31, 2008

Our results of operations for the years ended December 31, 2009 and 2008 are not indicative of those expected in future periods as we broke escrow in our initial public offering on June 24, 2008 and as of December 31, 2009 had not yet met our capital raise or investment goals. We commenced real estate operations on July 30, 2008 in connection with the acquisition of our first investment. We acquired four real estate properties and one real loan receivable during the year ended December 31, 2008 and acquired one real estate property, one real estate loan receivable and an investment in CMBS during the year ended December 31, 2009. During the year ended December 31, 2009, we subsequently disposed of our interest in the CMBS investment. As of December 31, 2009, we owned four office properties, one office/flex property and two real estate loans receivable. Therefore, our results of operations for year ended December 31, 2009 are not directly comparable to the year ended December 31, 2008.

Rental income and tenant reimbursements increased from $14.1 million for the year ended December 31, 2008 to $58.3 million for the year ended December 31, 2009, primarily as a result of the growth in our real estate portfolio and holding the properties acquired in 2008 for an entire year.

Interest income from our real estate loans receivable, recognized using the interest method, increased from $21,000 for the year ended December 31, 2008 to $16.9 million for the year ended December 31, 2009, primarily as a result of the growth in our real estate loans receivable portfolio and holding the loan acquired on December 31, 2008 for an entire year. Interest income included $5.2 million and $6,000 of accretion of purchase price discounts, net of amortization of closing costs, for the years ended December 31, 2009 and 2008, respectively.

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

Organization and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the primary offering were paid in part by our advisor, the dealer manager or their affiliates on our behalf and they may continue to pay these costs on our behalf with respect to the offering under our dividend reinvestment plan. Other offering costs include all expenses to be incurred by us in connection with our public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our initial public offering. As of December 31, 2010, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2010, including shares issued through our dividend reinvestment plan, we had sold 179,185,669 shares in the offering for gross offering proceeds of $1.8 billion and recorded organization and other offering costs of $19.4 million and selling commissions and dealer manager fees of $158.3 million.

We ceased offering shares of common stock in our primary offering on December 31, 2010 and are completing subscription processing procedures, as forth in our prospectus. We may sell shares under the dividend reinvestment plan until we have sold all the shares under the plan.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Net income (loss)	$5,508	$12,419	$(2,582)
Add:
Depreciation of real estate assets	20,924	9,919	2,315
Amortization of lease-related costs	40,762	18,186	4,659
Less:
Gain on sale of real estate securities	—	(119)	—

FFO	$67,194	$40,405	$4,392

Set forth below is additional information related to certain items included in net income (loss) above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Income (Loss):

•

Revenues in excess of actual cash received as a result of straight-line rent of $8.7 million for the year ended December 31, 2010, $2.2 million for the year ended December 31, 2009 and $0.6 million for the year ended December 31, 2008;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of $4.3 million for the year ended December 31, 2010, $5.7 million for the year ended December 31, 2009 and $1.7 million for the year ended December 31, 2008;

•

Interest income from the accretion of discounts on real estate loans receivable and real estate securities, net of amortization of closing costs, of $6.4 million for the year ended December 31, 2010 and $5.3 million for the year ended December 31, 2009;

•

Acquisition fees and expenses related to the purchase of real estate of approximately $18.2 million for the year ended December 31, 2010 and approximately $1.5 million for the year ended December 31, 2009. Prior to January 1, 2009, acquisition fees and expenses related to the purchase of real estate were capitalized;

•

Interest expense from the amortization of deferred financing costs related to notes payable of approximately $1.2 million for the year ended December 31, 2010, approximately $1.0 million for the year ended December 31, 2009 and approximately $0.5 million for the year ended December 31, 2008; and

•	Adjustment to valuation of contingent consideration related to the purchase of real estate of approximately $0.3 million for the year ended December 31, 2010.

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions

Until we have fully invested the proceeds of our primary offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows during 2010 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
			Cash	Reinvested	Total
First Quarter 2010	$15,803	$0.160	$6,790	$8,369	$15,159	$8,215
Second Quarter 2010	18,438	0.162	7,836	9,842	17,678	14,495
Third Quarter 2010	21,972	0.164	9,185	11,640	20,825	12,655
Fourth Quarter 2010	25,630	0.164	10,560	13,455	24,015	24,158

	$81,843	$0.650	$34,371	$43,306	$77,677	$59,523

(1) Distributions for the period from January 1, 2010 through December 31, 2010 are based on daily record dates and calculated at a rate of $0.00178082 per share per day.

(2) Assumes share was issued and outstanding each day during the periods presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

For the year ended December 31, 2010, we paid aggregate distributions of $77.7 million, including $34.4 million of distributions paid in cash and $43.3 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2010 was $67.2 million and cash flow from operations was $59.5 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $59.5 million of current period operating cash flows and $18.2 million of debt financing. See the reconciliation of FFO to net income (loss) above.

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

Revenue Recognition

Real Estate

We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

During the years ended December 31, 2010, 2009 and 2008, we recognized deferred rent from tenants of $8.7 million, $2.2 million and $0.6 million, respectively. As of December 31, 2010 and 2009, the cumulative deferred rent receivable balance was $15.5 million and $2.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.9 million of unamortized lease incentives as of December 31, 2010. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the year ended December 31, 2010, we recorded bad debt expense related to our tenant receivables of $22,000. During the year ended December 31, 2009, we reduced our bad debt reserve and recorded a net recovery of bad debt related to our tenant receivables of $5,000. We did not record any bad debt expense related to our deferred rent receivables during the year ended December 31, 2009.

Real Estate Loans Receivable

Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest according to the contractual terms of the loan is probable.

Real Estate Securities

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

Cash and Cash Equivalents

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

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

Real Estate Acquisition Valuation

We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. Prior to January 1, 2009, real estate acquired in a business combination, consisting of land, buildings and improvements, was recorded at cost. We allocated the cost of tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) acquired in a business combination based on their estimated fair values. Beginning January 1, 2009, all assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the year ended December 31, 2010, we acquired 13 real estate assets, recorded each acquisition as a business combination and expensed $18.2 million of acquisition costs. During the year ended December 31, 2009, we acquired one real estate asset in a business combination and expensed $1.5 million of acquisition costs.

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

Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. We did not record any impairment loss on our real estate and related intangible assets and liabilities during the years ended December 31, 2010, 2009 and 2008.

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

As of December 31, 2010, there was no loan loss reserve and we did not record any impairment losses related to the real estate loans receivable during the year ended December 31, 2010. However, in the future, we may experience losses from our investments in loans receivable requiring us to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

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

The asset-specific reserve component relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of our loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.

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

When available, we utilize quoted market prices from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

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

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.

We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax years ending December 31, 2010, 2009, and 2008. As of December 31, 2010, returns for the calendar years 2007 through 2009 remain subject to examination by major tax jurisdictions.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of Offering

We commenced our initial public offering of 280,000,000 shares of common stock on April 22, 2008. We ceased offering shares of common stock in our primary offering on December 31, 2010 and are completing subscription processing procedures, as set forth in the prospectus. As of March 9, 2011, we had sold 190,824,532 shares of common stock in the offering for gross offering proceeds of $1.9 billion, including 8,140,021 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $77.3 million. We may continue to sell shares under the dividend reinvestment plan until we have sold all of the shares under the plan.

Distributions Paid

On January 14, 2011, we paid distributions of $9.2 million, which related to distributions declared for each day in the period from December 1, 2010 through December 31, 2010. On February 15, 2011, we paid distributions of $10.2 million, which related to distributions declared for each day in the period from January 1, 2011 through January 31, 2011.

Distribution Declaration

On January 21, 2011, our board of directors declared distributions based on daily record dates for the period from February 1, 2011 through February 28, 2011, which we expect to pay in March 2011, and distributions based on daily record dates for the period from March 1, 2011 through March 31, 2011, which we expect to pay in April 2011. On March 4, 2011, our board of directors declared distributions based on daily record dates for the period from April 1, 2011 through April 30, 2011, which we expect to pay in May 2011, and distributions based on daily record dates for the period from May 1, 2011 through May 31, 2011, which we expect to pay in June 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Investments and Financings Subsequent to December 31, 2010

Acquisition of Gateway Corporate Center

On January 26, 2011, we, through an indirect wholly owned subsidiary, acquired two three-story office buildings totaling 233,836 rentable square feet located on approximately 13.3 total acres of land in Sacramento, California (“Gateway Corporate Center”). The seller is not affiliated with us or our advisor. The total contractual purchase price of Gateway Corporate Center was approximately $47.4 million plus closing costs. We initially funded the purchase of Gateway Corporate Center with proceeds from our initial public offering and subsequently placed financing of $26.3 million on Gateway Corporate Center. See “Portfolio Loan” below.

At acquisition, Gateway Corporate Center was 91% leased to 13 tenants.

Portfolio Loan

On January 28, 2011,we, through indirect wholly owned subsidiaries (the “Borrowers”), entered into a five-year portfolio loan with Wells Fargo Bank, N.A. (the “Lender”) dated January 27, 2011 for an amount up to $360.0 million (the “Portfolio Loan”). As of March 11, 2011, $348.3 million had been disbursed to the Borrowers with the remaining loan balance of $11.7 million (the “Holdback”) available for future disbursements, subject to certain conditions set forth in the loan agreement. In addition, in the event of tenant expansions meeting requirements set forth in the loan agreement, the principal amount of the Portfolio Loan may be increased to $372.0 million. We incurred approximately $1.5 million in net loan costs in conjunction with the initial funding of the Portfolio Loan. The initial maturity date of the Portfolio Loan is January 27, 2016, with two one-year extension options, subject to the satisfaction of certain conditions by the Borrowers. The Portfolio Loan bears interest at a floating rate of 215 basis points over one-month LIBOR during the initial term of the loan, 240 basis points over one-month LIBOR during the first extension period of the loan and 265 basis points over one-month LIBOR during the second extension period of the loan. Monthly payments are interest only with the entire principal amount due at maturity, assuming no prior prepayment. The Borrowers may, upon no less than three business days’ notice to the Lender, prepay all or a portion of the Portfolio Loan, subject to possible exit fees. Any prepayment made on or after October 27, 2015 will not be subject to a prepayment fee.

In connection with the closing of the Portfolio Loan, we consolidated into the Portfolio Loan, a portfolio bridge loan with an outstanding balance of $40.6 million and a mortgage loan secured by National City Tower with an outstanding principal balance of $69.0 million. The $348.3 million outstanding under the Portfolio Loan reflects the consolidated loans. On March 10, 2011, we used proceeds from the Portfolio Loan to repay in full a $16.8 million mortgage loan secured by Torrey Reserve West.

The Portfolio Loan is secured by Hartman II Business Center, Plano Business Park, Horizon Tech Center, Dallas Cowboys Distribution Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center, I-81 Industrial Portfolio, Two Westlake Park, Torrey Reserve West and, in the future, the Portfolio Loan may be secured by certain additional real estate properties currently owned by us or that may be acquired by us, subject to certain terms of the loan agreement.

Acquisition of 601 Tower at Carlson Center

On February 3, 2011, we, through an indirect wholly owned subsidiary, acquired a 15-story office building containing 288,458 rentable square feet located on approximately 2.3 acres of land within the Carlson Center office park in Minnetonka, Minnesota (“601 Tower at Carlson Center”). The seller is not affiliated with us or our advisor. The total contractual purchase price of 601 Tower at Carlson Center was approximately $54.4 million plus closing costs. We funded the purchase of 601 Tower at Carlson Center with proceeds from our initial public offering but may later place mortgage debt on the property.

At acquisition, 601 Tower at Carlson Center was 90% leased to 42 tenants.

Acquisition of I-81 Industrial Portfolio

On February 16, 2011, we, through an indirect wholly owned subsidiary, acquired a portfolio of four warehouse properties totaling 1,644,480 rentable square feet (the “I-81 Industrial Portfolio”). The four properties encompass 133.4 acres of land and are located in Pennsylvania. The seller is not affiliated with us or our advisor. The total contractual purchase price of the I-81 Industrial Portfolio was approximately $90.0 million plus closing costs. We funded the purchase of the I-81 Industrial Portfolio with proceeds from the Portfolio Loan and proceeds from our initial public offering.

At acquisition, the I-81 Industrial Portfolio was 100% leased to seven tenants.

Acquisition of Two Westlake Park

On February 25, 2011, we, through an indirect wholly owned subsidiary, acquired a 17-story office building containing 388,142 rentable square feet located on approximately 5.4 acres of land within the Westlake office park in Houston, Texas (“Two Westlake Park”). The seller is not affiliated with us or our advisor. The total contractual purchase price of Two Westlake Park was approximately $80.5 million plus closing costs. We funded the purchase of Two Westlake Park with proceeds from the Portfolio Loan and proceeds from our initial public offering.

At acquisition, Two Westlake Park was 95% leased to 13 tenants.

Second Amended and Restated Share Redemption Program

On March 4, 2011, our board of directors approved a second amended and restated share redemption program. See Part II, Item 9B, “Other Information.”

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

The table below summarizes the book values and the weighted-average interest rates of our real estate loans receivable and notes payable for each category as of December 31, 2010 based on the maturity dates and the notional amounts and average pay and receive rates of our derivative instruments as of December 31, 2010 based on maturity dates (dollars in thousands):

	Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total Book Value or Notional Amounts	Fair Value
Assets

Loans receivable
Fixed rate	$—	$—	$—	$31,900	$79,245	$137,158	$248,303	$325,923
Weighted-average annual effective interest rate (1)	—	—	—	9.6%	8.5%	14.1%	11.7%

Variable rate	$—	$—	88,456	$—	$—	$—	$88,456	$87,500
Weighted-average annual effective interest rate (1)	—	—	7.2%	—	—	—	7.2%

Derivative instruments
Interest rate swaps, notional amount	$—	$—	$—	$—	$105,000	$—	$105,000	$1,092

Average pay rate (2)	—	—	—	—	1.7%	—	1.7%

Average receive rate (3)	—	—	—	—	0.3%	—	0.3%

Liabilities

Notes payable
Fixed rate	$16,885	$—	$—	$93,850	$350,000	$—	$460,735	$459,936
Weighted-average interest rate	7.5%	—	—	5.9%	4.3%	—	4.7%

Variable rate	$40,622	$—	$13,000	$120,000	$174,000	$19,800	$367,422	$369,978
Weighted-average interest rate (4)	2.5%	—	4.3%	5.0%	3.7%	4.6%	4.1%

Derivative instruments
Interest rate swaps, notional amount	$—	$—	$13,000	$110,000	$69,000	$19,800	$211,800	$(3,222)

Average pay rate (2)	—	—	1.3%	2.0%	1.9%	2.4%	2.0%

Average receive rate (3)	—	—	0.3%	0.3%	0.3%	0.3%	0.3%

(1) The weighted-average annual effective interest rate represents the effective interest rate at December 31, 2010, using the interest method, that we use to recognize interest income on our real estate loans receivable.

(2) Average pay rate is the interest rate swap fixed rate.

(3) Average receive rate is the 30-day LIBOR rate at December 31, 2010.

(4) The weighted-average interest rate represents the actual interest rate in effect at December 31, 2010 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2010, where applicable.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2010, the fair value and carrying value of our fixed rate real estate loans receivable were $325.9 million and $248.3 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At December 31, 2010, the fair value of our fixed rate debt was $459.9 million and the carrying value of our fixed rate debt was $460.8 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2010. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt and loan receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2010, we were exposed to market risks related to fluctuations in interest rates on $50.6 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $316.8 million of our variable rate debt. Based on interest rates as of December 31, 2010, if interest rates were 100 basis points higher during the 12 months ending December 31, 2011, interest expense on our variable rate debt would increase by $0.4 million and if interest rates were 100 basis points lower during the 12 months ending December 31, 2011, interest expense on our variable rate debt would decrease by $0.1 million. At December 31, 2010, we were exposed to market risks related to fluctuations in interest rates on $88.5 million of our variable rate loan receivable outstanding. An increase or decrease of 100 basis points in interest rates would have no impact on our future earnings and cash flows due to an interest rate floor on our variable rate loan receivable.

The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loan receivable at December 31, 2010 were 11.7% and 7.2%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at December 31, 2010, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2010 were 4.7% and 4.1%, respectively. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2010 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2010 where applicable.

For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1, “Business — Market Outlook” and Part I, Item 1A, “Risk Factors.”

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

Second Amended and Restated Share Redemption Program

On March 4, 2011, our board of directors approved a second amended and restated share redemption program. The share redemption program has always provided that at the time we established an estimated value per share (not based on the price to acquire a share of common stock in our initial public offering or follow-on public offerings) the redemption price for all stockholders would be equal to the estimated value per share, as determined by our external advisor, KBS Capital Advisors, or another firm chosen for that purpose. When we commenced our initial public offering, we expected to establish an estimated value per share no later than three years after we completed our offering stage. We amended and restated our share redemption program to state our current intention to first establish an estimated value per share upon the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities—whether through our initial public offering or follow-on public offerings—and have not done so for up to 18 months. We have previously disclosed our intention to establish an estimated value per share at this time.

The second amended and restated share redemption program will be effective 30 days after we file this annual report on Form 10-K. The complete plan document is filed as an exhibit to this annual report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age *
Peter M. Bren	President	77
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	59
Peter McMillan III	Executive Vice President, Treasurer, Secretary and Director	53
Keith D. Hall	Executive Vice President	52
David E. Snyder	Chief Financial Officer	39
Stacie K. Yamane	Chief Accounting Officer	46
Hank Adler	Independent Director	64
Barbara R. Cambon	Independent Director	57
Stuart A. Gabriel, Ph.D.	Independent Director	57

* As of March 1, 2011.

Peter M. Bren is our President, a position he has held since August 2007. He is also the President of our advisor, KBS Capital Advisors, KBS REIT I and KBS REIT III, positions he has held for these entities since October 2004, June 2005 and January 2010, respectively. In addition, Mr. Bren is President and a director of KBS Legacy Partners Apartment REIT, a position he has held for this entity since August 2009. Mr. Bren is also a sponsor of KBS Strategic Opportunity REIT, which was formed in 2008. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the owner of the entity that acted as the dealer manager of our public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.

Mr. Bren is also a principal of KBS Realty Advisors LLC and Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, has been involved in the investment in or management of over $12.8 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, and the investors in us, KBS REIT I, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.

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

Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 17 years as the President of The Bren Company; a former Senior Partner of Lincoln Property Company; President of Lincoln Property Company, Europe; and Chairman of the Board and President of KBS Realty Advisors and KBS Capital Advisors. Mr. Bren is also a founding member of The Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management.

Charles J. Schreiber, Jr. is the Chairman of our Board, our Chief Executive Officer and one of our directors, positions he has held since March 2008, August 2007 and July 2007, respectively. He is also the Chief Executive Officer of our advisor and the Chairman of the Board, Chief Executive Officer and a director of KBS REIT I and KBS REIT III, positions he has held for these entities since October 2004, June 2005 and January 2010, respectively. He is also a sponsor of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, which were formed in 2008 and 2009, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the owner of the entity that acted as the dealer manager of our public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.

Mr. Schreiber is also a principal of KBS Realty Advisors LLC and Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, has been involved in the investment in or management of over $12.8 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, and the investors in us, KBS REIT I, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.

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

Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 36 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 17 years. Prior to teaming with Mr. Bren in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.

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

Our board of directors has concluded that Mr. Schreiber is qualified to serve as one of our directors and our Chairman of the Board for reasons including his extensive industry and leadership experience. With 36 years of real estate experience and 17 years of experience with debt-related investments, Mr. Schreiber has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning, and dispositions. As our Chief Executive Officer and a principal of our external advisor, Mr. Schreiber is best-positioned to provide our board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, KBS REIT III and us, Mr. Schreiber brings to our board of directors demonstrated management and leadership ability.

Peter McMillan III is one of our Executive Vice Presidents and our Treasurer and Secretary, positions he has held since August 2007, and he also is one of our directors, a position he has held since March 2008. He is an Executive Vice President, Treasurer, Secretary and a director of KBS REIT I and KBS REIT III, positions he has held for these entities since June 2005 and January 2010, respectively. In addition, Mr. McMillan is President and Chairman of the Board of KBS Strategic Opportunity REIT and an Executive Vice President of KBS Legacy Partners Apartment REIT, positions he has held for these entities since December 2008 and August 2009. Mr. McMillan also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the owner of the entity that acted as the dealer manager of our public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.

Mr. McMillan is a co-founder and the Managing Partner of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a director of Steinway Musical Instruments, Inc. and Metropolitan West Funds.

Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors for reasons including his expertise in the real estate finance markets and with real estate-related investments. With over 26 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is able to direct our board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT III, Steinway Musical Instruments, Inc., Metropolitan West Funds and us provide him with an understanding of the requirements of serving on a public company board.

Keith D. Hall is one of our Executive Vice Presidents, a position he has held since August 2007. He is also an Executive Vice President of KBS REIT I and KBS REIT III and Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held for these entities since June 2005, January 2010 and December 2008. Mr. Hall is also a sponsor of KBS Legacy Partners Apartment REIT, which was formed in 2009. Mr. Hall also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the owner of the entity that acted as the dealer manager of our public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.

Mr. Hall is a co-founder of Willowbrook Capital Group, LLC, an asset management company. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed CSFB’s distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CSFB in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. Mr. Hall spent the 1980s as a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.

David E. Snyder is our Chief Financial Officer, a position he has held since December 2008. He is also the Chief Financial Officer of our advisor, KBS REIT I and KBS REIT III, positions he has held for these entities since November 2008, December 2008 and January 2010, respectively. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, positions he has held for these entities since December 2008 and August 2009, respectively. He is also a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.

From January 1998 to May 2008, Mr. Snyder worked for Nationwide Health Properties, Inc., or NHP, a real estate investment trust specializing in healthcare related property. He served as the Vice President and Controller from July 2005 to February 2008 and Controller from January 1998 to July 2005. At NHP, Mr. Snyder was responsible for internal and external financial reporting, Sarbanes-Oxley compliance, budgeting, debt compliance, negotiation and documentation of debt and equity financing and the negotiation of acquisition and leasing documentation. In addition, Mr. Snyder was part of the senior management team that approved investments, determined appropriate financing and developed strategic goals and plans. As part of his investment and financing responsibilities, Mr. Snyder participated in the origination, modification and refinancing of mortgage loans made to customers, mortgages obtained on real estate and unsecured credit facilities.

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

Stacie K. Yamane is our Chief Accounting Officer, a position she has held since December 2008. From August 2007 until December 2008, Ms. Yamane served as our Chief Financial Officer. She also held the position of Controller from August 2007 until October 2008. Ms. Yamane is also the Fund Controller of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT, positions she has held for these entities since October 2004, December 2008, January 2010, August 2009 and August 2009, respectively. Additionally, Ms Yamane served as Chief Financial Officer of KBS REIT I from June 2005 to December 2008 and Controller of KBS REIT I from June 2005 to October 2008.

In addition, Ms. Yamane serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held for this entity since 2004. She served as a Vice President/ Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, Ms. Yamane is responsible for client accounting/ reporting for four real estate portfolios. These portfolios consist of industrial, office and retail properties as well as land parcels. Ms. Yamane works closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assists in the supervision and management of KBS Realty Advisors’ accounting department.

Prior to joining an affiliate of KBS Realty Advisors in February of 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented under the U.S. generally accepted accounting principles, or GAAP, basis, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences at KBS and Kenneth Leventhal & Company give her 21 years of real estate experience.

Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).

Hank Adler is one of our independent directors and is the chair of our audit committee, positions he has held since March 2008. Professor Adler is also an independent director and chair of the audit committee of KBS REIT I and KBS REIT III, positions he has held for these entities since June 2005 and September 2010, respectively. He is currently an Assistant Professor of Accounting at Chapman University. Prior to his retirement from Deloitte & Touche, LLP in 2003, Professor Adler was a partner with that firm where he had been employed for over 30 years. He specialized in tax accounting and served as client service and tax partner for a variety of public and private companies. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of California, Los Angeles. Professor Adler currently serves on the board of directors, compliance committee and as chairman of the audit committee of Corinthian Colleges, Inc. From 1998 to 2007, he also chaired the Toshiba Senior Classic charity event, a PGA Senior Tour championship event. In the 1990s, he served on the board of trustees and as President of the Irvine Unified School District. From 1994 to 2006, he served on the board of directors of Hoag Memorial Hospital Presbyterian.

Our board of directors has concluded that Professor Adler is qualified to serve as one of our independent directors and as the chair of our audit committee for reasons including his extensive experience in public accounting. With over 30 years at one of the big four accounting firms, Professor Adler brings to our board of directors critical insights to and an understanding of the accounting principles and financial reporting rules and regulations affecting our company. His expertise in evaluating the financial and operational results of public companies and overseeing the financial reporting process makes him a valuable member of our board of directors and our audit committee. In addition, as a director and chair of the audit committee of KBS REIT I, KBS REIT III and us and as a director of Corinthian Colleges, Inc., Professor Adler is well aware of the corporate governance and regulatory issues facing public companies.

Barbara R. Cambon is one of our independent directors and is the chair of our conflicts committee, positions she has held since March 2008. Ms. Cambon is also an independent director and chair of the conflicts committee of KBS REIT I and KBS REIT III, positions she has held for these entities since June 2005 and September 2010, respectively. From April 2009 to December 2010, she served as Chief Operating Officer of Premium One Asset Management LLC, a company whose business focuses on providing investment management services to investors. From October 2003 to October 2009, she also served as a Managing Member of Snowcreek Management LLC, a real estate asset-management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provided asset management services to an institutional partnership investment in residential real estate development. She has been in the real estate investment business for 29 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002, she also served as Chief Operating Officer of Colony. Prior to joining Colony in 1999, Ms. Cambon was President and Founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past Director and Chairman of the Board of the Pension Real Estate Association and past Director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the board of directors and on the audit and compensation committees of BioMed Realty Trust, Inc., on the board of Neighborhood National Bancorp and on the University of San Diego Burnham-Moores Real Estate Institute Policy Advisory Board. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.

Our board of directors has concluded that Ms. Cambon is qualified to serve as one of our independent directors and as the chair of our conflicts committee for reasons including her expertise in real estate investment and management. Ms. Cambon’s 29 years of experience investing in, managing and disposing of real estate on behalf of investors give her a wealth of knowledge and experiences from which to draw in advising our company. As a managing member of her own real estate asset-management company, Ms. Cambon is acutely aware of the operational challenges facing companies such as ours. Further, her service as a director and chair of the conflicts committee of KBS REIT I, KBS REIT III and us and as a director of BioMed Realty Trust, Inc., all public REITs, gives her additional perspective and insight into large public real estate companies such as ours.

Stuart A. Gabriel, Ph.D. is one of our independent directors, a position he has held since March 2008. Professor Gabriel is also an independent director of KBS REIT I and KBS REIT III, positions he has held for these entities since June 2005 and September 2010, respectively. Since June 2007, Professor Gabriel has served as Director and Arden Realty Chair at the Richard S. Ziman Center for Real Estate and Professor of Finance in the Anderson School of Management at the University of California, Los Angeles. Prior to joining UCLA he was Director and Lusk Chair in Real Estate at the USC Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1990 to 2007. In 2004, he was elected President of the American Real Estate and Urban Economics Association. From September 2004 through July 2008, Professor Gabriel served as a director of IndyMac Bank, F.S.B. Professor Gabriel serves on the editorial boards of seven academic journals. He is also a Fellow of the Homer Hoyt Institute for Advanced Real Estate Studies. Professor Gabriel has published extensively on topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of real estate and real estate capital markets performance as well as structured finance products, including credit default swaps, commercial mortgage-backed securities and collateralized debt obligations. Also, he received a number of awards at USC for outstanding graduate teaching. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. Prior to joining the USC faculty in 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.

Our board of directors has concluded that Professor Gabriel is qualified to serve as one of our independent directors for reasons including his extensive knowledge and understanding of the real estate and finance markets and real estate finance products. As a professor of real estate finance and economics, Professor Gabriel brings unique perspective to our board of directors. His years of research and analysis of the real estate and finance markets make Professor Gabriel well-positioned to advise us with respect to our investment and financing strategy. This expertise also makes him an invaluable resource for assessing and managing risks facing our company. Through his experience as a director of KBS REIT I, KBS REIT III, IndyMac Bank, F.S.B. and us, he also has an understanding of the requirements of serving on a public company board.

The Audit Committee

Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The members of the audit committee are Hank Adler (chairman), Barbara R. Cambon and Stuart A. Gabriel, Ph.D. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and our board of directors has determined that Professor Adler satisfies the SEC’s requirements for an “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this Annual Report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2010.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsreitii.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, KBS Capital Advisors, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence – Certain Transactions with Related Persons” for a discussion of the fees paid to KBS Capital Advisors and its affiliates.

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

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2010.

Name	Fees Earned or Paid in Cash in 2010	All Other Compensation	Total
Hank Adler	$118,833	$—	$118,833
Barbara R. Cambon	126,833	—	126,833
Stuart A. Gabriel, Ph.D.	118,333	—	118,333
Peter McMillan III (1)	—	—	—
Charles J. Schreiber, Jr. (1)	—	—	—

(1) Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation

We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board and committee meetings as follows:

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

All of our directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table shows, as of March 9, 2011, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage
KBS Capital Advisors, LLC	20,000	(3)	*
Hank Adler	—		—
Peter M. Bren	20,000	(3)	*
Barbara R. Cambon	—		—
Stuart A. Gabriel	2,146		*
Keith D. Hall	20,000	(3)	*
Peter McMillan III	20,000	(3)	*
Charles J. Schreiber, Jr.	20,000	(3)	*
David E. Snyder	—		—
Stacie K. Yamane	—		—
All officers and directors as a group	22,146	(3)	*

*	Less than 1% of the outstanding common stock.
(1)	The address of each beneficial owner listed is 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.
(2)	None of the shares is pledged as security.
(3)	Includes 20,000 shares owned by KBS Capital Advisors. KBS Capital Advisors is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee and the conflicts committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has determined that Hank Adler, Barbara R. Cambon and Stuart A. Gabriel, Ph.D. each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Our Policy Regarding Transactions with Related Persons

Our charter requires our conflicts committee, which consists of all of our independent directors, to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to a designated compliance officer, currently our chief financial officer, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.

Certain Transactions with Related Persons

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own our advisor, KBS Capital Advisors LLC, and KBS Capital Markets Group LLC, the entity that acted as the dealer manager in our public offering. We refer to these individuals as our sponsors. They are also our executive officers. All four of our sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.

Our Relationship with KBS Capital Advisors. Since our inception, our advisor has provided day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending to us real estate property and real estate-related investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations;

•	arranging for financing and refinancing of properties and our other investments;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and the overall portfolio;

•

formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

•	engaging and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring May 21, 2011 subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2010 through the most recent date practicable, which was February 28, 2011, we have compensated our advisor as set forth below.

Our advisor or its affiliates may pay some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our advisor for these costs, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our public offering as of the date of the reimbursement. In addition, our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds raised in the primary offering. KBS Capital Advisors will do the same after termination of the offering pursuant to our dividend reinvestment plan. From January 1, 2010 through February 28, 2011, our advisor incurred approximately $4.4 million of organization and offering expenses on our behalf and as of February 28, 2011, our advisor has been reimbursed by us for approximately $4.1 million of such costs.

We incur acquisition fees payable to our advisor equal to 0.75% of the cost of investments acquired by us, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, in lieu of an acquisition fee, we pay our advisor an origination fee equal to 1.0% of the amount funded by us to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investment and any debt we use to fund the acquisition or origination of the loan. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. Acquisition fees and origination fees from January 1, 2010 through February 28, 2011 totaled approximately $12.7 million and $2.9 million, respectively. As of February 28, 2011, we have paid $15.0 million of acquisition and origination fees incurred from January 1, 2010 through February 28, 2011.

In addition to acquisition and origination fees, we reimburse our advisor for amounts that it pays in connection with the selection, acquisition or development of a property or the selection and acquisition or origination of a real estate-related investment, whether or not we ultimately acquire the asset. From January 1, 2010 through February 28, 2011, our advisor and its affiliates did not incur any such costs on our behalf.

For asset management services, we pay our advisor a monthly fee. With respect to investments in real property, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real property, we pay the advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition and origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. From January 1, 2010 through February 28, 2011, our asset management fees totaled $12.9 million, of which $11.5 million has been paid as of February 28, 2011.

Under our advisory agreement, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. Commencing July 1, 2010, we have reimbursed our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which KBS Capital Advisors earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2010 through February 28, 2011, we have reimbursed our advisor for $35,000 of operating expenses, including $33,000 of employee costs.

Our Relationship with KBS Capital Markets Group. Pursuant to the dealer manager agreement with KBS Capital Markets Group, the dealer manager is entitled to receive selling commissions and a dealer manager fee of up to 9.5% of the gross offering proceeds (except that no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). The selling commissions are subject to reduction for volume discount sales and sales through certain distribution channels. Also, a reduced dealer manager fee is paid with respect to certain volume discount sales. The dealer manager reallows 100% of selling commissions to broker-dealers participating in the public offering. From its dealer manager fee, KBS Capital Markets Group may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2010 through February 28, 2011, we incurred selling commissions of $55.0 million, of which 100% was reallowed to participating broker-dealers. From January 1, 2010 through February 28, 2011, we incurred dealer manager fees of $28.1 million, of which $9.9 million was reallowed to participating broker-dealers.

In addition to selling commissions and dealer manager fees, we are also obligated to reimburse the dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These include attendance and sponsorship fees payable to participating broker-dealers hosting a retail seminar and travel, meals and lodging costs incurred by registered persons associated with the dealer manager and officers and employees of our affiliates to attend retail conferences sponsored by participating broker-dealers, other meetings with participating broker-dealers and industry conferences; expense reimbursements to broker-dealers for actual costs incurred in connection with attending bona fide training and education meetings hosted by us; certain technology costs associated with the offering; certain legal fees allocable to the dealer manager; and reimbursement of bona fide due diligence expenses of broker-dealers (provided that our reimbursement of the bona fide due diligence expenses of broker-dealers shall not exceed in the aggregate 0.5% of the gross offering proceeds from the offering). Under our dealer manager agreement, we are responsible for reimbursing our dealer manager and its affiliates for offering related expenses they incur, provided that our reimbursement payments shall not cause (i) total underwriting compensation (excluding reimbursement of bona fide due diligence expenses) to exceed 10% of the gross proceeds from the offering, or (ii) total organization and offering expenses borne by us to exceed 15% of our gross offering proceeds of the offering as of the date of the reimbursement. From January 1, 2010 through February 28, 2011, we have reimbursed or intend to reimburse our dealer manager for approximately $3.6 million.

We ceased offering shares of common stock in our primary initial public offering on December 31, 2010 and as of February 28, 2011 were in the process of completing subscription processing procedures, as set forth in our prospectus. We continue to offer shares under our dividend reinvestment plan.

Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

During the year ended December 31, 2010, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered by Ernst & Young for the years ended December 31, 2010 and 2009, were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2010 and 2009, are set forth in the table below.

	2010	2009
Audit fees	$650,000	$589,000
Audit-related fees	2,000	3,000
Tax fees	128,000	23,000
All other fees	—	—

Total	$780,000	$615,000

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

•	All other fees – These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at pages F-37 through F-38 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

EXHIBIT LIST

Ex.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus dated April 22, 2010, Commission File No. 333-146341

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus dated April 22, 2010, Commission File No. 333-146341

4.4	Second Amended and Restated Share Redemption Program

4.5	Amended and Restated Escrow Agreement, dated June 2, 2008 by and between KBS Real Estate Investment Trust II, Inc., KBS Capital Markets Group LLC and First Republic Trust Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 6, 2008

10.1	Advisory Agreement between the Company and KBS Capital Advisors LLC, dated May 21, 2010, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.2	Amended and Restated Dealer Manager Agreement with Selected Dealer Agreement dated as of April 30, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.3	Loan Agreement (related to the Portfolio Revolving Loan Facility) between KBSII 350 PLUMERIA, LLC, KBSII MOUNTAIN VIEW, LLC, KBSII ONE MAIN PLACE, LLC, KBSII PIERRE LACLEDE CENTER, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010

10.4	Mortgage Agreement (related to the Portfolio Revolving Loan Facility) between KBSII MOUNTAIN VIEW, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010

10.5	Deed of Trust (related to the Portfolio Revolving Loan Facility) between KBSII PIERRE LACLEDE CENTER, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010

Ex.	Description

10.6	Deed of Trust (related to the Portfolio Revolving Loan Facility) between KBSII ONE MAIN PLACE, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010

10.7	Deed of Trust (related to the Portfolio Revolving Loan Facility) between KBSII 350 PLUMERIA, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010

10.8	Limited Guaranty (related to the Portfolio Revolving Loan Facility) between KBS REIT PROPERTIES II, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010

10.9	Secured Promissory Note (related to the Portfolio Revolving Loan Facility) by and between KBSII 350 PLUMERIA, LLC, KBSII MOUNTAIN VIEW, LLC, KBSII ONE MAIN PLACE, LLC, KBSII PIERRE LACLEDE CENTER, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated as of April 30, 2010, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010

10.10	Agreement of Sale and Purchase (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between 300 LASALLE LLC and KBS CAPITAL ADVISORS LLC, effective as of June 10, 2010, incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.11	First Amendment to Agreement of Sale and Purchase (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between 300 LASALLE LLC and KBS CAPITAL ADVISORS LLC, dated July 1, 2010, incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.12	Second Amendment to Agreement of Sale and Purchase (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between 300 LASALLE LLC and KBSII 300 NORTH LASALLE, LLC, dated July 2, 2010, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.13	Assignment and Assumption of Purchase Agreement between KBS CAPITAL ADVISORS LLC and KBSII 300 NORTH LASALLE, LLC, dated as of July 1, 2010, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.14	Metropolitan Life Insurance Company Mortgage Loan Application (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois), by and between METROPOLITAN LIFE INSURANCE COMPANY and KBSII 300 LASALLE, LLC, effective as of July 6, 2010, incorporated by reference to Exhibit 10.56 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

Ex.	Description

10.15	Promissory Note (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by and between KBSII 300 NORTH LASALLE, LLC and METROPOLITAN LIFE INSURANCE COMPANY, dated as of July 29, 2010, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010

10.16	Mortgage, Security Agreement and Fixture Filing (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by KBSII 300 NORTH LASALLE, LLC, to METROPOLITAN LIFE INSURANCE COMPANY, dated as of July 29, 2010, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010

10.17	Guaranty Agreement (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) by KBS REIT PROPERTIES II, LLC and METROPOLITAN LIFE INSURANCE COMPANY, dated as of July 29, 2010, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010

10.18	Office Lease Agreement (related to the acquisition of 300 North LaSalle Street in Chicago, Illinois) between 300 LASALLE LLC and KIRKLAND & ELLIS LLP, dated as of August 25, 2005, as amended, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.19	Agreement of Sale and Purchase (related to the acquisition of Union Bank Plaza in Los Angeles, California) by and between HINES VAF UB PLAZA, L.P. and KBS CAPITAL ADVISORS LLC, effective as of August 16, 2010, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.20	First Amendment to Agreement of Sale and Purchase (related to the acquisition of Union Bank Plaza in Los Angeles, California) by and between HINES VAF UB PLAZA, L.P. and KBSII 445 SOUTH FIGUEROA, LLC, dated August 20, 2010, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.21	Second Amendment to Agreement of Sale and Purchase (related to the acquisition of Union Bank Plaza in Los Angeles, California) by and between HINES VAF UB PLAZA, L.P. and KBSII 445 SOUTH FIGUEROA, LLC, dated September 15, 2010, incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.22	Assignment and Assumption of Purchase Agreement between KBS CAPITAL ADVISORS LLC and KBSII 445 SOUTH FIGUEROA, LLC, dated as of August 19, 2010, incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

10.23	Amended and Restated and Consolidated Loan Agreement (relating to the Portfolio Loan) by and between KBSII HARTMAN BUSINESS CENTER, LLC, KBSII PLANO BUSINESS PARK, LLC, KBSII HORIZON TECH CENTER, LLC, KBSII 2500 REGENT BOULEVARD, LLC, KBSII CRESCENT VIII, LLC, KBSII NATIONAL CITY TOWER, LLC, KBSII GRANITE TOWER, LLC, KBSII GATEWAY CORPORATE CENTER, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011

Ex.	Description

10.24	Amended and Restated and Consolidated Secured Promissory Note (relating to the Portfolio Loan) by and between KBSII HARTMAN BUSINESS CENTER, LLC, KBSII PLANO BUSINESS PARK, LLC, KBSII HORIZON TECH CENTER, LLC, KBSII 2500 REGENT BOULEVARD, LLC, KBSII CRESCENT VIII, LLC, KBSII NATIONAL CITY TOWER, LLC, KBSII GRANITE TOWER, LLC, KBSII GATEWAY CORPORATE CENTER, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011

10.25	Amended and Restated Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII NATIONAL CITY TOWER, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011

10.26	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBS II GRANITE TOWER, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011

10.27	First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII HORIZON TECH CENTER, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011

10.28	First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII 2500 REGENT BOULEVARD, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011

10.29	First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII PLANO BUSINESS PARK, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011

10.30	First Modification of Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement (relating to the Portfolio Loan) by and between KBSII HARTMAN BUSINESS CENTER, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011

10.31	First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII CRESCENT VIII, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011

10.32	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII GATEWAY CORPORATE CENTER, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated January 27, 2011.

10.33	Amended and Restated and Consolidated Limited Guaranty (relating to the Portfolio Loan) by KBS REIT PROPERTIES II, LLC, in favor of WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011

Ex.	Description

10.34	Second Amended and Restated and Consolidated Secured Promissory Note (relating to the Portfolio Loan) by and between KBSII HARTMAN BUSINESS CENTER, LLC, KBSII PLANO BUSINESS PARK, LLC, KBSII HORIZON TECH CENTER, LLC, KBSII 2500 REGENT BOULEVARD, LLC, KBSII CRESCENT VIII, LLC, KBSII NATIONAL CITY TOWER, LLC, KBSII GRANITE TOWER, LLC, KBSII GATEWAY CORPORATE CENTER, LLC, KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 8, 2011

10.35	Open-Ended Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (Alberigi Drive) (relating to the Portfolio Loan) by and between KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 8, 2011

10.36	Open-Ended Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (CenterPoint Boulevard) (relating to the Portfolio Loan) by and between KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 8, 2011

10.37	Open-Ended Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (Capital Road) (relating to the Portfolio Loan) by and between KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 8, 2011

10.38	Open-Ended Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (Oak Ridge Road) (relating to the Portfolio Loan) by and between KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 8, 2011

10.39	Third Amended and Restated and Consolidated Secured Promissory Note (relating to the Portfolio Loan) by and between KBSII HARTMAN BUSINESS CENTER, LLC, KBSII PLANO BUSINESS PARK, LLC, KBSII HORIZON TECH CENTER, LLC, KBSII 2500 REGENT BOULEVARD, LLC, KBSII CRESCENT VIII, LLC, KBSII NATIONAL CITY TOWER, LLC, KBSII GRANITE TOWER, LLC, KBSII GATEWAY CORPORATE CENTER, LLC, KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC, KBSII TWO WESTLAKE PARK, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 25, 2011

10.40	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII TWO WESTLAKE PARK, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 25, 2011

10.41	Fourth Amended and Restated and Consolidated Secured Promissory Note (relating to the Portfolio Loan) by and between KBSII HARTMAN BUSINESS CENTER, LLC, KBSII PLANO BUSINESS PARK, LLC, KBSII HORIZON TECH CENTER, LLC, KBSII 2500 REGENT BOULEVARD, LLC, KBSII CRESCENT VIII, LLC, KBSII NATIONAL CITY TOWER, LLC, KBSII GRANITE TOWER, LLC, KBSII GATEWAY CORPORATE CENTER, LLC, KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC, KBSII TWO WESTLAKE PARK, LLC, KBSII TORREY RESERVE WEST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated March 10, 2011

10.42	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII TORREY RESERVE WEST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated March 10, 2011

Ex.	Description

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KBS Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust II, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust II, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California

March 11, 2011

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Real estate:
Land	$190,507	$60,607
Buildings and improvements	1,511,105	447,953
Tenant origination and absorption costs	252,264	66,867

Total real estate, cost	1,953,876	575,427
Less accumulated depreciation and amortization	(80,473)	(34,059)

Total real estate, net	1,873,403	541,368
Real estate loans receivable, net	336,759	130,801

Total real estate and real estate-related investments, net	2,210,162	672,169
Cash and cash equivalents	82,413	273,821
Restricted cash	937	—
Rents and other receivables, net	20,582	3,893
Above-market leases, net	48,456	2,303
Deferred financing costs, prepaid expenses and other assets	17,104	1,682

Total assets	$2,379,654	$953,868

Liabilities and stockholders’ equity
Notes payable	$828,157	$126,660
Accounts payable and accrued liabilities	20,287	2,664
Due to affiliates	373	206
Distributions payable	9,179	5,013
Below-market leases, net	35,487	19,664
Other liabilities	18,536	3,839

Total liabilities	912,019	158,046

Commitments and contingencies (Note 14)
Redeemable common stock	43,306	21,260
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 176,739,865 and 93,167,161 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	1,767	932
Additional paid-in capital	1,537,403	810,006
Cumulative distributions in excess of net income	(112,711)	(36,376)
Accumulated other comprehensive loss	(2,130)	—

Total stockholders’ equity	1,424,329	774,562

Total liabilities and stockholders’ equity	$2,379,654	$953,868

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Rental income	$110,294	$49,548	$11,898
Tenant reimbursements	18,066	8,762	2,166
Interest income from real estate loans receivable	28,255	16,885	21
Other operating income	3,518	192	2

Total revenues	160,133	75,387	14,087

Expenses:
Operating, maintenance, and management	28,715	12,265	3,335
Real estate taxes and insurance	12,977	4,515	937
Asset management fees to affiliate	10,005	4,482	857
Real estate acquisition fees to affiliates	10,692	846	—
Real estate acquisition fees and expenses	7,487	678	—
General and administrative expenses	3,947	2,678	810
Depreciation and amortization	61,686	28,105	6,974
Interest expense	19,389	10,164	4,345

Total expenses	154,898	63,733	17,258

Other income:
Other interest income	273	646	589
Gain on sale of real estate securities	—	119	—

Total other income	273	765	589

Net income (loss)	$5,508	$12,419	$(2,582)

Net income (loss) per common share, basic and diluted	$0.04	$0.20	$(0.33)

Weighted-average number of common shares outstanding, basic and diluted	125,894,756	63,494,969	7,926,366

Distributions declared per common share	$0.650	$0.650	$0.263

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

					Accumulated
				Cumulative	Other	Total
	Common Stock		Additional	Distributions and	Comprehensive	Stockholders’
	Shares	Amounts	Paid-in Capital	Net Income (Loss)	Loss	Equity
Balance, December 31, 2007	20,000	$1	$199	$—	$—	$200
Issuance of common stock	31,495,364	314	313,903	—	—	314,217
Transfers to redeemable common stock	—	—	(1,921)	—	—	(1,921)
Distributions declared	—	—	—	(4,941)	—	(4,941)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(29,084)	—	—	(29,084)
Other offering costs	—	—	(5,505)	—	—	(5,505)
Net loss	—	—	—	(2,582)	—	(2,582)

Balance, December 31, 2008	31,515,364	$315	$277,592	$(7,523)	$—	$270,384
Issuance of common stock	61,851,680	619	615,081	—	—	615,700
Redemptions of common stock	(199,883)	(2)	(1,919)	—	—	(1,921)
Transfers to redeemable common stock	—	—	(19,339)	—	—	(19,339)
Distributions declared	—	—	—	(41,272)	—	(41,272)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(54,913)	—	—	(54,913)
Other offering costs	—	—	(6,496)	—	—	(6,496)
Net income	—	—	—	12,419	—	12,419

Balance, December 31, 2009	93,167,161	$932	$810,006	$(36,376)	$—	$774,562
Comprehensive income:
Net income	—	—	—	5,508	—	5,508
Unrealized losses on derivative instruments	—	—	—	—	(2,130)	(2,130)

Total comprehensive income						3,378
Issuance of common stock	85,838,625	858	852,417	—	—	853,275
Redemptions of common stock	(2,265,921)	(23)	(21,237)	—	—	(21,260)
Transfers to redeemable common stock	—	—	(22,046)	—	—	(22,046)
Distributions declared	—	—	—	(81,843)	—	(81,843)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(74,346)	—	—	(74,346)
Other offering costs	—	—	(7,391)	—	—	(7,391)

Balance, December 31, 2010	176,739,865	$1,767	$1,537,403	$(112,711)	$(2,130)	$1,424,329

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$5,508	$12,419	$(2,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,686	28,105	6,974
Noncash interest income on real estate-related investments	(6,354)	(5,304)	(6)
Deferred rent	(8,686)	(2,187)	(596)
Bad debt expense (recovery)	22	(5)	19
Amortization of above- and below-market leases, net	(4,290)	(5,683)	(1,666)
Amortization of deferred financing costs	1,165	996	541
Gain on sale of real estate securities	—	(119)	—
Increase in fair value of contingent consideration	(273)	—	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(723)	—	—
Rents and other receivables	(12,111)	549	(1,673)
Prepaid expenses and other assets	(6,636)	(973)	(724)
Accounts payable and accrued liabilities	17,648	(240)	3,124
Other liabilities	12,567	2,379	1,459

Net cash provided by operating activities	59,523	29,937	4,870

Cash Flows from Investing Activities:
Acquisitions of real estate	(1,389,288)	(112,174)	(437,434)
Additions to real estate	(9,153)	(2,172)	(100)
Investment in real estate loans receivable	(287,104)	(67,611)	(58,001)
Proceeds from sale of real estate-related investments	87,500	—	—
Investments in real estate securities	—	(3,958)	—
Sales of real estate securities	—	4,198	—
Increase in restricted cash for capital expenditures	(214)	—	—

Net cash used in investing activities	(1,598,259)	(181,717)	(495,535)

Cash Flows from Financing Activities:
Proceeds from notes payable	717,422	15,540	271,446
Principal payments on notes payable	(32,910)	(160,326)	—
Payments of deferred financing costs	(7,153)	(650)	(1,077)
Contingent consideration related to acquisition of real estate	(3,663)	—	—
Return of contingent consideration related to acquisition of real estate	873	—	—
Proceeds from issuance of common stock	809,969	594,440	312,295
Payments to redeem common stock	(21,260)	(1,921)	—
Payments of commissions on stock sales and related dealer manager fees	(74,348)	(54,911)	(29,084)
Payments of other offering costs	(7,231)	(6,560)	(5,108)
Distributions paid to common stockholders	(34,371)	(16,620)	(1,398)

Net cash provided by financing activities	1,347,328	368,992	547,074

Net (decrease) increase in cash and cash equivalents	(191,408)	217,212	56,409
Cash and cash equivalents, beginning of period	273,821	56,609	200

Cash and cash equivalents, end of period	$82,413	$273,821	$56,609

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,773	$9,654	$2,881

Supplemental Disclosure of Noncash Transactions:
Mortgage debt assumed on real estate acquisition	$16,985	$—	$—

Increase in distributions payable	$4,166	$3,392	$1,621

Increase in capital expenses payable	$3,960	$—	$470

Increase in lease incentives payable	$4,086	$—	$—

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$43,306	$21,260	$1,921

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

The Company owns a diverse portfolio of real estate and real estate-related investments. As of December 31, 2010, the Company owned 17 real estate properties (consisting of 14 office properties, one office/flex property and two industrial properties), a leasehold interest in one industrial property and six real estate loans.

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

Upon commencing its initial public offering (the “Offering”), the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on April 30, 2010 (the “Dealer Manager Agreement”). The Company ceased offering shares of common stock in its primary offering on December 31, 2010 and continues to offer shares of common stock under its dividend reinvestment plan.

As of December 31, 2010, the Company had sold 179,185,669 shares of common stock in the Offering for gross offering proceeds of $1.8 billion, including 6,999,082 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $66.5 million. Also as of December 31, 2010, the Company had redeemed 2,465,804 of the shares sold in the Offering for $23.2 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Revenue Recognition

Real Estate

The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

During the years ended December 31, 2010, 2009 and 2008, the Company recognized deferred rent from tenants of $8.7 million, $2.2 million and $0.6 million, respectively. As of December 31, 2010 and 2009, the cumulative deferred rent receivable balance was $15.5 million and $2.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.9 million of unamortized lease incentives as of December 31, 2010. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the year ended December 31, 2010, the Company recorded bad debt expense related to its tenant receivables of $22,000. During the year ended December 31, 2009, the Company reduced its bad debt reserve and recorded a net recovery of bad debt related to its tenant receivables of $5,000. The Company did not record any bad debt expense related to its deferred rent receivables during the year ended December 31, 2009.

Real Estate Loans Receivable

Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Real Estate Securities

The Company recognizes interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method. During the year ended December 31, 2009, the Company acquired and disposed of AAA-rated commercial mortgage-backed securities (“CMBS”). The Company recognized $0.1 million of interest income related to this security and recognized a gain on sale of $0.1 million during the year ended December 31, 2009.

Cash and Cash Equivalents

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

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. Prior to January 1, 2009, real estate acquired in a business combination, consisting of land, buildings and improvements, was recorded at cost. The Company allocated the cost of tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) acquired in a business combination based on their estimated fair values. Beginning January 1, 2009, all assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the year ended December 31, 2010, the Company acquired 13 real estate assets, recorded each acquisition as a business combination and expensed $18.2 million of acquisition costs. During the year ended December 31, 2009, the Company acquired one real estate asset in a business combination and expensed $1.5 million of acquisition costs.

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

December 31, 2010

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2010, 2009 and 2008.

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

As of December 31, 2010, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the years ended December 31, 2010, 2009 and 2008. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

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

The asset-specific reserve component relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2010. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits the majority of its funds.

Restricted Cash

Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, and capital improvements and replacements.

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2010 and 2009, the Company’s deferred financing costs were $6.2 million and $0.2 million, respectively, net of amortization.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

December 31, 2010

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem the shares until the stockholder has held the shares for one year.

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

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company currently expects to establish an estimated value per share no later than the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities – whether through the primary offering or follow-on public offerings – and has not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

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

December 31, 2010

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

The Company limits the dollar value of shares that may be redeemed under the program as described above. For the year ended December 31, 2010, the Company had received investor redemption requests of $21.8 million. As of the December 31, 2010 redemption date, the Company had redeemed $21.3 million of common stock, which represents the dollar value of the number of shares that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan in 2009. Effective January 2011, this limitation was re-set, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2010, the Company has $43.3 million available for redemption in 2011. The Company redeemed the remaining outstanding and unfulfilled redemptions as of December 31, 2010 of $0.5 million on the January 31, 2011 redemption date.

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2010 or during any previous periods.

Selling Commissions and Dealer Manager Fees

Through April 29, 2010, the Company paid the Dealer Manager up to 6.0% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. Effective April 30, 2010, the Company pays the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager may increase the reallowance.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Other offering costs include all expenses incurred by the Company in connection with the Offering. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, the Company is only liable for these costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Offering. As of December 31, 2010, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2010, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 179,185,669 shares in the Offering for gross offering proceeds of $1.8 billion and recorded other offering costs of $19.4 million and selling commissions and dealer manager fees of $158.3 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

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

Asset Management Fee

With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2010, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.

Operating Expenses

The Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ending December 31, 2010, 2009 and 2008. As of December 31, 2010, returns for the calendar years 2007 through 2009 remain subject to examination by major tax jurisdictions.

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2010, 2009 and 2008.

Distributions declared per common share assumes each share was issued and outstanding each day during the year ended December 31, 2010 and 2009, respectively, and each day during the period from July 16, 2008 through December 31, 2008. For the years ended December 31, 2010 and 2009, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2009 through December 31, 2010 was a record date for distributions.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact to its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The Company adopted ASU No. 2010-29 for the year ended December 31, 2010 and the adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

3.	RECENT ACQUISITIONS OF REAL ESTATE

During the year ended December 31, 2010, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Pierre Laclede Center	Clayton	MO	02/04/2010	$15,200	$46,246	$15,261	$112	$(2,645)	$74,174
One Main Place	Portland	OR	02/05/2010	7,200	38,009	9,634	531	(932)	54,442
Plano Business Park	Plano	TX	03/15/2010	3,050	10,299	3,349	548	(637)	16,609
Hartman II	Austell	GA	04/07/2010	2,900	6,243	1,224	433	—	10,800
Crescent VIII	Greenwood Village	CO	05/26/2010	2,300	7,600	1,952	648	—	12,500
Horizon Tech Center	San Diego	CA	06/17/2010	7,900	25,096	4,141	3,363	—	40,500
Dallas Cowboys Distribution Center (1)	Irving	TX	07/08/2010	—	15,775	2,738	487	—	19,000
300 N. LaSalle Building	Chicago	IL	07/29/2010	41,200	502,476	71,864	31,197	(2,097)	644,640
Torrey Reserve West (2)	San Diego	CA	09/09/2010	5,300	15,762	3,675	2,397	(25)	27,109
Union Bank Plaza	Los Angeles	CA	09/15/2010	24,000	160,901	29,331	896	(7,133)	207,995
Emerald View at Vista Center	West Palm Beach	FL	12/09/2010	5,300	22,972	5,483	2,219	—	35,974
Granite Tower	Denver	CO	12/16/2010	8,850	125,167	16,271	1,942	(3,265)	148,965
National City Tower	Louisville	KY	12/17/2010	6,700	76,681	32,183	3,845	(5,844)	113,565

				$129,900	$1,053,227	$197,106	$48,618	$(22,578)	$1,406,273

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

The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant
	Origination and	Above-Market	Below-Market
	Absorption Costs	Lease Assets	Lease Liabilities
Pierre Laclede Center	5.0	3.3	5.7
One Main Place	3.4	5.5	3.4
Plano Business Park	5.2	5.5	6.0
Hartman II	5.2	5.2	—
Crescent VIII	3.7	3.9	—
Horizon Tech Center	3.9	4.0	—
Dallas Cowboys Distribution Center	9.7	9.7	—
300 N. LaSalle Building	16.0	16.7	16.4
Torrey Reserve West	4.0	4.0	3.7
Union Bank Plaza	9.6	10.8	6.6
Emerald View at Vista Center	5.2	6.3	—
Granite Tower	6.3	5.8	7.2
National City Tower	7.1	6.4	9.3

For the year ended December 31, 2010, the Company recognized $65.2 million of total revenues and $28.9 million of operating income from these properties.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

4.	REAL ESTATE

As of December 31, 2010, the Company’s real estate portfolio was composed of 14 office properties, one office/flex property, two industrial properties and a leasehold interest in one industrial property, encompassing in the aggregate approximately 7.5 million rentable square feet, and the portfolio was 96% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2010 (in thousands):

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
As of December 31, 2010:
Office	$184,557	$1,478,777	$244,967	$1,908,301
Industrial (1)	5,950	32,328	7,297	45,575

Cost	$190,507	$1,511,105	$252,264	$1,953,876
Accumulated depreciation/amortization	—	(47,307)	(33,166)	(80,473)

Net Amount	$190,507	$1,463,798	$219,098	$1,873,403

As of December 31, 2009:
Office	$60,607	$447,953	$66,867	$575,427
Industrial	—	—	—	—

Cost	$60,607	$447,953	$66,867	$575,427
Accumulated depreciation/amortization	—	(18,190)	(15,869)	(34,059)

Net Amount	$60,607	$429,763	$50,998	$541,368

(1) Includes an investment in the rights to a ground lease. The ground lease expires in February 2050.

As of December 31, 2010, the following property represented more than 10% of the Company’s total assets:

Average
		Rentable	Total	Percentage	Annualized	Annualized
		Square	Real Estate, Net	of Total	Base Rent	Base Rent
Property	Location	Feet	(in thousands)	Assets	(in thousands) (1)	per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$ 607,044	25.5%	$ 43,838	$ 34.16	98.5%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2010, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2010, the leases have remaining terms of up to 18.2 years with a weighted-average remaining term of 6.9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.7 million and $0.8 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

2011	$167,290
2012	165,631
2013	154,018
2014	142,663
2015	123,296
Thereafter	739,056

$1,491,954

As of December 31, 2010, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

		Annualized	Percentage of
	Number of	Base Rent (1)	Annualized
Industry	Tenants	(in thousands)	Base Rent
Legal Services	52	$47,511	26%
Finance	52	38,060	20%
Other Professional Services	50	19,373	10%

		$104,944	56%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2010, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. As of December 31, 2010, the Company has a bad debt reserve of approximately $34,000, which represents less than 1% of annualized base rent. As of December 31, 2010, the Company has one tenant with a rent balance outstanding over 90 days.

As of December 31, 2010, the Company had a concentration of credit risk related to the following tenant lease that represents more than 10% of the Company’s annualized base rent:

			Net Rentable Sq. Ft.		Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Feet	Lease Expiration (2)
Kirkland & Ellis	300 N. LaSalle Building	Legal Services	687,857	9.5%	$25,351	13.6%	$36.86	02/28/2029

(1) Annualized base rent represents annualized contractual base rental income, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

(2) Represents the expiration date of the lease at December 31, 2010 and does not take into account any tenant renewal options.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of December 31, 2010 and 2009, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and		Above-Market		Below-Market
	Absorption Costs		Lease Assets		Lease Liabilities
	2010	2009	2010	2009	2010	2009
Cost	$252,264	$66,867	$51,024	$2,499	$44,100	$26,888
Accumulated Amortization	(33,166)	(15,869)	(2,568)	(196)	(8,613)	(7,224)

Net Amount	$219,098	$50,998	$48,456	$2,303	$35,487	$19,664

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Tenant Origination and			Above-Market			Below-Market
	Absorption Costs			Lease Assets			Lease Liabilities
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31,			December 31,			December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Amortization	$(29,005)	$(13,141)	$(3,484)	$(2,466)	$(170)	$(26)	$6,756	$5,853	$1,692

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2010 will be amortized for the years ending December 31 as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2011	$(42,008)	$(5,927)	$7,309
2012	(34,710)	(5,773)	6,206
2013	(26,352)	(5,403)	5,560
2014	(22,074)	(4,463)	5,025
2015	(17,094)	(3,489)	3,688
Thereafter	(76,860)	(23,401)	7,699

	$(219,098)	$(48,456)	$35,487

Weighted-Average Remaining Amortization Period	9.2 years	12.3 years	6.7 years

6.	REAL ESTATE LOANS RECEIVABLE

As of December 31, 2010 and 2009, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2010 (1)	Book Value as of December 31, 2010 (2)	Book Value as of December 31, 2009 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Northern Trust Building A-Note San Diego, California	12/31/2008	Office	A-Note	$94,500	$63,244	$60,535	5.6%	13.0%	10/01/2017
One Liberty Plaza Notes (5) New York, New York	02/11/2009	Office	Mortgage	115,000	73,914	70,266	6.1%	15.0%	08/06/2017
Tuscan Inn First Mortgage Origination San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	20,027	—	8.3%	8.6%	01/21/2015
Chase Tower First Mortgage Origination (6) Austin, Texas	01/25/2010	Office	Mortgage	59,200	59,218	—	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (7) Boston, Massachusetts	04/05/2010	Industrial	Mortgage	31,900	31,900	—	9.5%	9.6%	07/01/2014
One Kendall Square First Mortgage Origination (8)(9) Cambridge, Massachusetts	11/22/2010	Mixed-use Facility	Mortgage	87,500	88,456	—	(8)	7.2%	12/01/2013

				$408,300	$336,759	$130,801

(1) Outstanding principal balance as of December 31, 2010 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.

(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2010, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are for the year ended December 31, 2010.

(4) Maturity dates are as of December 31, 2010.

(5) Monthly installments on the One Liberty Plaza Notes are interest-only until August 2011. For the final six years on the notes, principal on the loan amortizes on a 30-year amortization schedule, with the remaining principal balance due at maturity.

(6) Monthly installments on the Chase Tower First Mortgage are interest-only for the first three years, followed by principal and interest payments with principal calculated using an amortization of 30 years for the balance of the term, with the remaining principal balance due at maturity.

(7) As of December 31, 2010, $31.9 million had been disbursed under the Pappas Commerce First Mortgage and an additional $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement.

(8) Monthly installments on One Kendall Square First Mortgage are interest-only during the initial term of the loan. The One Kendall Square First Mortgage bears interest at a floating rate of 550 basis points over one-month LIBOR, but at no point shall the interest rate be less than 7.5%.

(9) On November 22, 2010, the Company originated the One Kendall Square First Mortgage in the amount of $175.0 million. On November 30, 2010, the Company sold a pari-passu participation interest with respect to 50% of the outstanding principal balance at par to an unaffiliated buyer. The outstanding principal and book value reflect the Company’s pari-passu participation interest in the One Kendall Square First Mortgage.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The following summarizes the activity related to the real estate loans receivable for the year ended December 31, 2010:

Real estate loans receivable - December 31, 2009	$130,801
Face value of real estate loans receivable originated	286,300
Accretion of discounts on purchased real estate loans receivable	6,470
Closing costs, net of origination fees, on origination of real estate loans receivable	804
Amortization of closing costs and origination fees on purchased and originated real estate loans receivable	(116)
Sale of 50% participation interest in One Kendall	(87,500)

Real estate loans receivable - December 31, 2010	$336,759

For the years ended December 31, 2010, 2009 and 2008, interest income from real estate loans receivable consists of the following (in thousands):

	For the Year Ended
	December 31,
	2010	2009	2008
Contractual interest income	$21,901	$11,702	$15
Accretion of purchase discounts	6,470	5,275	6
Amortization of closing costs on purchases and origination fees	(116)	(92)	—

Interest income from real estate loans receivable	$28,255	$16,885	$21

As of December 31, 2010 and 2009, interest receivable from real estate loans receivable was $2.4 million and $1.0 million, respectively, and was included in rents and other receivables.

The following is a schedule of maturities for all real estate loans receivable outstanding as of December 31, 2010 (in thousands):

	Current Maturity		Fully Extended Maturity(1)
	Face Value		Face Value
	(Funded)	Book Value	(Funded)	Book Value
2011	$—	$—	$—	$—
2012	—	—	—	—
2013	87,500	88,456	—	—
2014	31,900	31,900	31,900	31,900
2015	79,400	79,245	166,900	167,701
Thereafter	209,500	137,158	209,500	137,158

	$408,300	$336,759	$408,300	$336,759

(1) The schedule of current maturities above represents the contractual maturity dates and outstanding balances as of December 31, 2010. Certain of the real estate loans receivable have extension options available to the borrowers, subject to certain conditions, that have been reflected in the schedule of fully extended maturities.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

7.	NOTES PAYABLE

As of December 31, 2010 and 2009, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of December 31, 2010	Principal as of December 31, 2009	Contractual Interest Rate as of December 31, 2010 (1)	Interest Rate at December 31, 2010 (1)	Payment Type	Maturity Date (2)
Portfolio Mortgage Loan (3)	$—	$27,810	(3)	(3)	Interest Only	(3)

100 & 200 Campus Drive Mortgage Loan (4)	55,000	5,000	One-month LIBOR + 3.25%(5)	5.1%	Interest Only	02/26/2014

300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	Interest Only	04/10/2014

Portfolio Revolving Loan Facility (6) (7)	65,000	—	One-month LIBOR + 3.00%(7)	5.0%	Interest Only	04/30/2014

Willow Oaks Revolving Loan (8)	13,000	—	(8)	4.3%	Interest Only	08/01/2013

300 N. LaSalle Building Mortgage Loan	350,000	—	4.25%	4.3%	Interest Only	08/01/2015

Torrey Reserve West Mortgage Loan	16,885	—	7.54%	7.5%	Principal + Interest	03/10/2011

Union Bank Plaza Mortgage Loan (9)	105,000	—	One-month LIBOR + 1.75%	3.4%	Interest Only	09/15/2015

Portfolio Bridge Loan (10)	40,622	—	One-month LIBOR + 2.25%	2.5%	Interest Only	09/30/2011

Emerald View at Vista Center Mortgage Loan (11)	19,800	—	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016

National City Tower Mortgage Loan (12)	69,000	—	One-month LIBOR + 2.15%	4.1%	Interest Only	12/16/2015

	$828,157	$126,660

(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2010. Interest rate is calculated as the actual interest rate in effect at December 31, 2010 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates), using interest rate indices at December 31, 2010, where applicable.

(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2010; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) Represented a portfolio consisting of two separate loans. The individual deeds of trust and mortgages on the respective properties securing the loans were cross-defaulted and cross-collateralized. During the year ended December 31, 2010, the Company paid off this loan with proceeds from a revolving loan facility. See footnote (6) below.

(4) On February 26, 2010, the Company paid in full the outstanding principal and accrued interest on a mortgage loan secured by the 100 & 200 Campus Drive Buildings that was to mature on March 9, 2010, and obtained a new $64.6 million four-year mortgage loan. As of December 31, 2010, $55.0 million had been disbursed to the Company and $9.6 million remains available for future disbursements, subject to certain conditions set forth in the loan agreement.

(5) The Company entered into two interest rate swap agreements on the initial $20.0 million funded, which effectively fix the interest rate on that amount at approximately 5.55% through the initial term of the loan. The Company also entered into two interest rate swap agreements on the additional $35.0 million funded, which effectively fix the interest rate on that amount at approximately 4.78% through the initial term of the loan.

(6) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. As of December 31, 2010, $65.0 million had been disbursed to the Company and $35.0 million remains available for future disbursements, subject to certain conditions set forth in the loan agreement.

(7) The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.25%; however, there shall be no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years or any shorter term expiring on the maturity date. The Company entered into an interest rate swap agreement that effectively fixes the interest rate on the initial $55.0 million drawn under the loan at approximately 5.17% for the first three years of the loan and fixes the interest rate on $45.0 million of this amount at approximately 5.17% for the last year of the initial loan term.

(8) On July 26, 2010, the Company entered into a $65.0 million revolving loan. As of December 31, 2010, $13.0 million had been disbursed to the Company and $52.0 million remains available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract. The Company entered into two interest rate swap agreements with the lenders that effectively fix the interest rate on $13.0 million drawn under the loan at approximately 4.33% during the initial loan term.

(9) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of December 31, 2010, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement. The Company has entered into an interest rate swap agreement with the lender on the initial $105.0 million funded, which effectively fixed the interest rate at 3.445% through the initial term of the loan.

(10) On September 30, 2010, the Company, entered into a 12-month bridge loan agreement for an amount of $50.0 million. As of December 31, 2010, $40.6 million had been disbursed to the Company with the remaining loan balance of $9.4 million available for future disbursements, subject to certain conditions set forth in the loan agreement. Subsequent to December 31, 2010, this loan was repaid in full. See Note 15, “Subsequent Events – Investments and Financings Subsequent to December 31, 2010 – Portfolio Loan.”

(11) The Company entered into an interest rate swap agreement with the lender on the $19.8 million funded, which effectively fixed the interest rate at 4.635% through the initial term of the loan.

(12) The Company entered into an interest rate swap agreement with the lender on the $69.0 million funded, which effectively fixed the interest rate at 4.085% through June 16, 2015. Subsequent to December 31, 2010, this loan was consolidated into a new portfolio loan. See Note 15, “Subsequent Events – Investments and Financings Subsequent to December 31, 2010 – Portfolio Loan.”

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

During the years ended December 31, 2010, 2009 and 2008, the Company incurred $19.4 million, $10.2 million and $4.3 million of interest expense, respectively. Of these amounts, $2.9 million and $0.4 million were payable at December 31, 2010 and 2009, respectively. Included in interest expense for the years ended December 31, 2010, 2009 and 2008 were $1.2 million, $1.0 million and $0.5 million, respectively, of amortization of deferred financing costs. Interest expense for the year ended December 31, 2010 also included $1.6 million incurred as a result of the Company’s interest rate swap agreements.

The following is a schedule of maturities for all notes payable outstanding as of December 31, 2010 (in thousands):

	Current Maturity	Fully Extended Maturity(1)
2011	$57,507	$57,507
2012	—	—
2013	13,000	—
2014	213,850	93,850
2015	524,000	483,000
Thereafter	19,800	193,800

	$828,157	$828,157

(1) Represents the maturities of all notes payable outstanding as of December 31, 2010 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Certain of our notes payable contain financial and non-financial debt covenants. As of December 31, 2010, the Company was in compliance with all debt covenants.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of December 31, 2010. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

						Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value		Reference Rate	December 31, 2010	Balance Sheet Location
Interest Rate Swap	02/26/2010	02/26/2014	$10,000		One-month LIBOR/ Fixed at 2.30%	$(322)	Other liabilities
Interest Rate Swap	02/26/2010	02/26/2014	10,000		One-month LIBOR/ Fixed at 2.30%	(322)	Other liabilities
Interest Rate Swap	04/30/2010	04/30/2014	55,000	(1)	One-month LIBOR/ Fixed at 2.17%	(1,520)	Other liabilities
Interest Rate Swap	07/26/2010	08/01/2013	6,500		One-month LIBOR/ Fixed at 1.33%	(57)	Other liabilities
Interest Rate Swap	07/26/2010	08/01/2013	6,500		One-month LIBOR/ Fixed at 1.33%	(56)	Other liabilities
Interest Rate Swap	09/15/2010	09/15/2015	105,000		One-month LIBOR/ Fixed at 1.70%	1,092	Deferred financing costs, prepaid expenses and other assets
Interest Rate Swap	12/15/2010	02/26/2014	17,500		One-month LIBOR/ Fixed at 1.53%	(149)	Other liabilities
Interest Rate Swap	12/15/2010	02/26/2014	17,500		One-month LIBOR/ Fixed at 1.53%	(149)	Other liabilities
Interest Rate Swap	12/16/2010	01/01/2016	19,800		One-month LIBOR/ Fixed at 2.39%	(329)	Other liabilities
Interest Rate Swap	12/20/2010	06/16/2015	69,000		One-month LIBOR/ Fixed at 1.94%	(318)	Other liabilities

Total derivatives designated as hedging instruments			$316,800			$(2,130)

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

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized losses of $2.1 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive loss for the year ended December 31, 2010. Amounts in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge our variable rate notes payable, the Company recognized an additional $1.6 million of interest expense related to the effective portion of cash flow hedges during the year ended December 31, 2010. The change in fair value of the ineffective portion is recognized directly in earnings. During year ended December 31, 2010, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totaled $4.9 million as of December 31, 2010 and was included in accumulated other comprehensive loss.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

9.	FAIR VALUE OF FINANCIAL DISCLOSURES

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

Notes payable: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

Contingent consideration: The fair value of the Company’s contingent consideration is estimated using a probability-weighted discounted cash flow analysis. The discounted cash flow analysis is based on management’s estimates of current market interest rates for instruments with similar characteristics and expected cash flows under this arrangement.

The following are the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2010 and 2009, for which carrying amounts do not approximate fair value (in thousands):

	December 31, 2010			December 31, 2009
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$408,300	$336,759	$413,423	$209,500	$130,801	$174,387
Financial liabilities:
Notes payable	828,157	828,157	829,914	126,660	126,660	125,285

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at December 31, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

At December 31, 2010, the Company held the following assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$1,406,273	$—	$—	$1,406,273

Total Assets	$1,406,273	$—	$—	$1,406,273

Mortgage debt assumed on real estate acquisition	$16,985	$—	$—	$16,985

Total Liabilities	$16,985	$—	$—	$16,985

Recurring Basis:
Contingent consideration	$3,063	$—	$—	$3,063
Asset derivatives	1,092	—	1,092	—

Total Assets	$4,155	$—	$1,092	$3,063

Liability derivatives	$(3,222)	$—	$(3,222)	$—

Total Liabilities	$(3,222)	$—	$(3,222)	$—

(1) Amount reflects acquisition date fair value of real estate acquired in 2010.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

10.	RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust I, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the years ended December 31, 2010 and 2009, no transactions occurred between the Company and these entities.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2010, 2009 and 2008, respectively, and any related amounts payable as of December 31, 2010 and 2009 (in thousands):

	Incurred			Payable as of
	2010	2009	2008	2010	2009
Expensed
Asset management fees (1)	$10,005	$4,482	$857	$—	$—
Reimbursement of operating expenses (2)	35	44	182	9	—
Acquisition fees	10,692	846	—	—	—

Additional Paid-in Capital
Selling commissions	49,277	34,108	18,152	—	—
Dealer manager fees	25,069	20,805	10,932	—	—
Reimbursable other offering costs	4,302	2,845	5,362	364	206

Capitalized
Acquisition and origination fees	2,865	697	3,832	—	—

	$102,245	$63,827	$39,317	$373	$206

(1) See Note 2, “Summary of Significant Accounting Policies — Related Party Transactions — Asset Management Fee.”

(2) The Advisor may seek reimbursement for employee costs under the Advisory Agreement. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursed under the Advisory Agreement as of December 31, 2010. The Company will not reimburse for employee costs in connection with services for which KBS Capital Advisors earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

11.	SEGMENT INFORMATION

The Company presently operates in two business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in office, office/flex and industrial properties. Under the real estate-related segment, the Company has invested in mortgage loans, an A-Note and CMBS. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The following tables summarize total revenues and NOI for each reportable segment for the years ended December 31, 2010, 2009 and 2008 and total assets and total liabilities for each reportable segment as of December 31, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues:
Real estate segment	$131,878	$58,374	$14,066
Real estate-related segment	28,255	17,013	21

Total segment revenues	$160,133	$75,387	$14,087

Interest Expense:
Real estate segment	$18,241	$9,596	$4,329
Real estate-related segment	—	—	—

Total segment interest expense	18,241	9,596	4,329
Corporate-level	1,148	568	16

Total interest expense	$19,389	$10,164	$4,345

NOI:
Real estate segment	$63,751	$28,434	$4,611
Real estate-related segment	26,444	16,095	18

Total NOI	$90,195	$44,529	$4,629

	December 31,
	2010	2009
Assets: (1)
Real estate segment	$1,981,974	$552,076
Real estate-related segment	339,146	131,776

Total segment assets	2,321,120	683,852
Corporate-level (2)	58,534	270,016

Total assets	$2,379,654	$953,868

Liabilities:
Real estate segment	$901,270	$151,923
Real estate-related segment	61	—

Total segment liabilities	901,331	151,923
Corporate-level (3)	10,688	6,123

Total liabilities	$912,019	$158,046

(1) The Company had $13.1 million and $1.9 million in additions to long-lived assets in the real estate segment during the years ended December 31, 2010 and 2009, respectively. There are no long-lived assets in the real estate-related segment.

(2) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $58.5 million and $270.0 million as of December 31, 2010 and 2009, respectively.

(3) As of December 31, 2010 and 2009, corporate-level liabilities consisted primarily of distributions payable.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The following table reconciles the Company’s net income (loss) to its NOI for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$5,508	$12,419	$(2,582)
Other interest income	(273)	(646)	(589)
Gain on sale of real estate securities	—	(119)	—
Real estate acquisition fees to affiliates	10,692	846	—
Real estate acquisition fees and expenses	7,487	678	—
General and administrative expenses	3,947	2,678	810
Depreciation and amortization	61,686	28,105	6,974
Corporate-level interest expense	1,148	568	16

NOI	$90,195	$44,529	$4,629

12.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2010 and 2009. The Company acquired 12 properties and a leasehold interest in one industrial property during the year ended December 31, 2010, all of which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2010 and 2009 has been prepared to give effect to the acquisitions of (i) 300 N. LaSalle Building, (ii) Union Bank Plaza, (iii) Granite Tower and (iv) National City Tower, as if the acquisitions occurred on January 1, 2009. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Year Ended December 31,
	2010	2009
Revenues	$241,548	$164,855

Depreciation and amortization	$89,495	$64,285

Net income (loss)	$23,364	$(11,338)

Net income (loss) per common share, basic and diluted	$0.13	$(0.09)

Weighted-average number of common shares outstanding, basic and diluted	173,609,478	129,686,958

The pro forma information for the year ended December 31, 2010 was adjusted to exclude $14.6 million of acquisition costs related to the above properties incurred in 2010. These costs were recognized in the pro forma information for the year ended December 31, 2009.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,336	$31,470	$43,266	$58,061
Net income (loss)	$3,828	$5,410	$(7,642)	$3,912
Net income (loss) per common share, basic and diluted	$0.04	$0.05	$(0.06)	$0.03
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$16,408	$17,436	$19,518	$22,025
Net income	$1,205	$3,863	$2,408	$4,943
Net income per common share, basic and diluted	$0.03	$0.07	$0.03	$0.06
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective quarterly period from January 1, 2009 through December 31, 2010. Each day during the period from January 1, 2009 through December 31, 2010 was a record date for distributions. Distributions were calculated at a rate of $0.00178082 per share per day from January 1, 2009 through December 31, 2010.

14.	COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event the Advisor is unable to provide the respective services, the Company will be required to obtain such services from other sources.

Geographic Concentration

The 300 N. LaSalle Building represents approximately 26% of the Company’s total assets. As a result of this investment, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2010.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

15.	SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Status of Offering

The Company commenced the Offering on April 22, 2008. The Company ceased offering shares of common stock in its primary offering on December 31, 2010 and is completing subscription processing procedures, as set forth in the Company’s prospectus. As of March 9, 2011, the Company had sold 190,824,532 shares of common stock in the Offering for gross offering proceeds of $1.9 billion, including 8,140,021 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $77.3 million. The Company may continue to sell shares under the dividend reinvestment plan until it has sold all the shares under the plan.

Distributions Paid

On January 14, 2011, the Company paid distributions of $9.2 million, which related to distributions declared for each day in the period from December 1, 2010 through December 31, 2010. On February 15, 2011, the Company paid distributions of $10.2 million, which related to distributions declared for each day in the period from January 1, 2011 through January 31, 2011.

Distributions Declared

On January 21, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from February 1, 2011 through February 28, 2011, which the Company expects to pay in March 2011, and distributions based on daily record dates for the period from March 1, 2011 through March 31, 2011, which the Company expects to pay in April 2011. On March 4, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2011 through April 30, 2011, which the Company expects to pay in May 2011, and distributions based on daily record dates for the period from May 1, 2011 through May 31, 2011, which the Company expects to pay in June 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Investments and Financings Subsequent to December 31, 2010

Acquisition of Gateway Corporate Center

On January 26, 2011, the Company, through an indirect wholly owned subsidiary, acquired two three-story office buildings totaling 233,836 rentable square feet located on approximately 13.3 total acres of land in Sacramento, California (“Gateway Corporate Center”). The seller is not affiliated with the Company or the Advisor. The total contractual purchase price of Gateway Corporate Center was approximately $47.4 million plus closing costs. The Company initially funded the purchase of Gateway Corporate Center with proceeds from the Offering and subsequently placed financing of $26.3 million on Gateway Corporate Center. See “Portfolio Loan” below.

At acquisition, Gateway Corporate Center was 91% leased to 13 tenants.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Portfolio Loan

On January 28, 2011, the Company, through indirect wholly owned subsidiaries (the “Borrowers”), entered into a five-year portfolio loan with Wells Fargo Bank, N.A. (the “Lender”) dated January 27, 2011 for an amount up to $360.0 million (the “Portfolio Loan”). As of March 11, 2011, $348.3 million had been disbursed to the Borrowers with the remaining loan balance of $11.7 million (the “Holdback”) available for future disbursements, subject to certain conditions set forth in the loan agreement. In addition, in the event of tenant expansions meeting requirements set forth in the loan agreement, the principal amount of the Portfolio Loan may be increased to $372.0 million. The Company incurred approximately $1.5 million in net loan costs in conjunction with the initial funding of the Portfolio Loan. The initial maturity date of the Portfolio Loan is January 27, 2016, with two one-year extension options, subject to the satisfaction of certain conditions by the Borrowers. The Portfolio Loan bears interest at a floating rate of 215 basis points over one-month LIBOR during the initial term of the loan, 240 basis points over one-month LIBOR during the first extension period of the loan and 265 basis points over one-month LIBOR during the second extension period of the loan. Monthly payments are interest only with the entire principal amount due at maturity, assuming no prior prepayment. The Borrowers may, upon no less than three business days’ notice to the Lender, prepay all or a portion of the Portfolio Loan, subject to possible exit fees. Any prepayment made on or after October 27, 2015 will not be subject to a prepayment fee.

In connection with the closing of the Portfolio Loan, the Company consolidated into the Portfolio Loan, a portfolio bridge loan with an outstanding balance of $40.6 million and a mortgage loan secured by National City Tower with an outstanding principal balance of $69.0 million. The $348.3 million outstanding under the Portfolio Loan reflects the consolidated loans. On March 10, 2011, the Company used proceeds from the Portfolio Loan to repay in full a $16.8 million mortgage loan secured by Torrey Reserve West.

The Portfolio Loan is secured by Hartman II Business Center, Plano Business Park, Horizon Tech Center, Dallas Cowboys Distribution Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center, I-81 Industrial Portfolio, Two Westlake Park, Torrey Reserve West and in the future, the Portfolio Loan may be secured by certain additional real estate properties currently owned by the Company or that may be acquired by the Company, subject to certain terms of the loan agreement.

Acquisition of 601 Tower at Carlson Center

On February 3, 2011, the Company, through an indirect wholly owned subsidiary, acquired a 15-story office building containing 288,458 rentable square feet located on approximately 2.3 acres of land within the Carlson Center office park in Minnetonka, Minnesota (“601 Tower at Carlson Center”). The seller is not affiliated with the Company or the Advisor. The total contractual purchase price of 601 Tower at Carlson Center was approximately $54.4 million plus closing costs. The Company funded the purchase of 601 Tower at Carlson Center with proceeds from the Offering but may later place mortgage debt on the property.

At acquisition, 601 Tower at Carlson Center was 90% leased to 42 tenants.

Acquisition of I-81 Industrial Portfolio

On February 16, 2011, the Company, through an indirect wholly owned subsidiary, acquired a portfolio of four warehouse properties totaling 1,644,480 rentable square feet (the “I-81 Industrial Portfolio”). The four properties encompass 133.4 acres of land and are located in Pennsylvania. The seller is not affiliated with the Company or the Advisor. The total contractual purchase price of the I-81 Industrial Portfolio was approximately $90.0 million plus closing costs. The Company funded the purchase of the I-81 Industrial Portfolio with proceeds from the Portfolio Loan and proceeds from the Offering.

At acquisition, the I-81 Industrial Portfolio was 100% leased to seven tenants.

Acquisition of Two Westlake Park

On February 25, 2011, the Company, through an indirect wholly owned subsidiary, acquired a 17-story office building containing 388,142 rentable square feet located on approximately 5.4 acres of land within the Westlake office park in Houston, Texas (“Two Westlake Park”). The seller is not affiliated with the Company or the Advisor. The total contractual purchase price of Two Westlake Park was approximately $80.5 million plus closing costs. The Company funded the purchase of Two Westlake Park with proceeds from the Portfolio Loan and proceeds from the Offering.

At acquisition, Two Westlake Park was 95% leased to 13 tenants.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Second Amended and Restated Share Redemption Program

On March 4, 2011, the Company’s board of directors approved a second amended and restated share redemption program. The share redemption program has always provided that at the time the Company established an estimated value per share (not based on the price to acquire a share of common stock in the Company’s initial public offering or follow-on public offerings) the redemption price for all stockholders would be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. When the Company commenced its Offering, it expected to establish an estimated value per share no later than three years after the Company completed its offering stage. The Company amended and restated its share redemption program to state its current intention to first establish an estimated value per share upon the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities—whether through its initial public offering or follow-on public offerings—and has not done so for up to 18 months. The Company has previously disclosed its intention to establish an estimated value per share at this time.

The second amended and restated share redemption program will be effective 30 days after the Company files its annual report on Form 10-K for the year ended December 31, 2010.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2010

(in thousands)

					Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Description	Location	Ownership Percent		Encumbrances	Land	Building and Improvements (1)	Total		Land	Building and Improvements (1)	Total (2)
Mountain View Corporate Center	Basking Ridge, NJ	100%		$10,223	$3,600	$27,138	$30,738	$265	$3,600	$27,403	$31,003	$3,891	2001	07/30/2008
100 & 200 Campus Drive Buildings	Florham Park, NJ	100%		55,000	10,700	188,509	199,209	5,269	10,700	183,824	194,524	17,073	1988/1989	09/09/2008
300-600 Campus Drive Buildings	Florham Park, NJ	100%		93,850	9,717	185,445	195,162	1,799	9,717	185,325	195,042	18,773	1997/1999	10/10/2008
350 E. Plumeria Building	San Jose, CA	100%		12,010	11,290	24,819	36,109	13	11,290	24,832	36,122	2,293	1984/2008	12/18/2008
Willow Oaks Corporate Center	Fairfax, VA	100%		13,000	25,300	87,802	113,102	1,240	25,300	87,614	112,914	10,168	1986/1989/2003	08/26/2009
Pierre Laclede Center	Clayton, MO	100%		24,664	15,200	61,507	76,707	2,711	15,200	62,568	77,768	5,529	1964/1970	02/04/2010
One Main Place	Portland, OR	100%		18,103	7,200	47,643	54,843	2,439	7,200	49,307	56,507	5,321	1980	02/05/2010
Plano Business Park	Plano, TX	100%		9,131	3,050	13,648	16,698	10	3,050	13,645	16,695	995	2001	03/15/2010
Hartman II	Austell, GA	100%		5,331	2,900	7,467	10,367	—	2,900	7,467	10,367	301	2006	04/07/2010
Crescent VIII	Greenwood Village, CO	100%		6,170	2,300	9,552	11,852	410	2,300	9,962	12,262	706	1996	05/26/2010
Horizon Tech Center	San Diego, CA	100%		19,990	7,900	29,237	37,137	—	7,900	29,237	37,137	1,205	2009	06/17/2010
Dallas Cowboys Distribution Center (3)	Irving, TX	100	%(3)	—	—	18,513	18,513	—	—	18,513	18,513	329	2010	07/08/2010
300 N. LaSalle Building	Chicago, IL	100%		350,000	41,200	574,340	615,540	360	41,200	574,700	615,900	8,856	2009	07/29/2010
Torrey Reserve West	San Diego, CA	100%		16,885	5,300	19,437	24,737	380	5,300	19,817	25,117	552	2000	09/09/2010
Union Bank Plaza	Los Angeles, CA	100%		105,000	24,000	190,232	214,232	205	24,000	190,359	214,359	3,522	1967	09/15/2010
Emerald View at Vista Center	West Palm Beach, FL	100%		19,800	5,300	28,455	33,755	—	5,300	28,455	33,755	98	2007	12/09/2010
Granite Tower	Denver, CO	100%		—	8,850	141,438	150,288	40	8,850	141,478	150,328	386	1983	12/16/2010
National City Tower	Louisville, KY	100%		69,000	6,700	108,864	115,564	—	6,700	108,863	115,563	475	1972	12/17/2010

	TOTAL			$828,157	$190,507	$1,764,046	$1,954,553	$15,141	$190,507	$1,763,369	$1,953,876	$80,473

(1) Building and improvements include tenant origination and absorption costs.

(2) The aggregate cost of real estate for federal income tax purposes was $2.0 billion as of December 31, 2010.

(3) The Company acquired the rights to a ground lease with respect to this property. The ground lease expires in February 2050.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2010

(in thousands)

	2010	2009	2008
Real estate:
Balance at the beginning of the year	$575,427	$460,779	$—
Acquisitions	1,380,233	113,102	461,218
Improvements	13,112	1,929	100
Write-off of fully depreciated and fully amortized assets	(14,896)	(383)	(539)

Balance at the end of the year	$1,953,876	$575,427	$460,779

Accumulated depreciation:
Balance at the beginning of the year	$34,059	$6,436	$—
Depreciation expense	61,310	28,006	6,974
Write-off of fully depreciated and fully amortized assets	(14,896)	(383)	(538)

Balance at the end of the year	$80,473	$34,059	$6,436

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 11, 2011.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ CHARLES J. SCHREIBER, JR.	Chairman of Board, Chief Executive Officer and	March 11, 2011
Charles J. Schreiber, Jr.	Director

/S/ DAVID E. SNYDER	Chief Financial Officer	March 11, 2011
David E. Snyder

/S/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and	March 11, 2011
Peter McMillan III	Director

/S/ STACIE K. YAMANE	Chief Accounting Officer	March 11, 2011
Stacie K. Yamane

/S/ HANK ADLER	Director	March 11, 2011
Hank Adler

/S/ BARBARA R. CAMBON	Director	March 11, 2011
Barbara R. Cambon

/S/ STUART A. GABRIEL, PH.D.	Director	March 11, 2011
Stuart A. Gabriel, Ph.D.