Form 10-Q
period 2011-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2011-05-06
CIK 1411059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 3, 2011, there were 188,895,487 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Real estate:
Land	$215,487	$190,507
Buildings and improvements	1,718,044	1,511,105
Tenant origination and absorption costs	290,107	252,264

Total real estate, cost	2,223,638	1,953,876
Less accumulated depreciation and amortization	(107,864)	(80,473)

Total real estate, net	2,115,774	1,873,403
Real estate loans receivable, net	338,266	336,759

Total real estate and real estate-related investments, net	2,454,040	2,210,162
Cash and cash equivalents	104,671	82,413
Restricted cash	53	937
Rents and other receivables, net	27,283	20,582
Above-market leases, net	56,705	48,456
Deferred financing costs, prepaid expenses and other assets	24,226	17,104

Total assets	$2,666,978	$2,379,654

Liabilities and stockholders’ equity
Notes payable	$1,039,950	$828,157
Accounts payable and accrued liabilities	20,506	20,287
Due to affiliates	11	373
Distributions payable	10,397	9,179
Below-market leases, net	39,486	35,487
Other liabilities	8,466	18,536

Total liabilities	1,118,816	912,019

Commitments and contingencies (Note 13)
Redeemable common stock	54,804	43,306
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 188,448,271 and 176,739,865 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,884	1,767
Additional paid-in capital	1,631,581	1,537,403
Cumulative distributions in excess of net income	(140,488)	(112,711)
Accumulated other comprehensive income (loss)	381	(2,130)

Total stockholders’ equity	1,493,358	1,424,329

Total liabilities and stockholders’ equity	$2,666,978	$2,379,654

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental income	$51,324	$18,496
Tenant reimbursements	10,880	2,757
Interest income from real estate loans receivable	8,799	5,815
Other operating income	2,382	268

Total revenues	73,385	27,336

Expenses:
Operating, maintenance, and management	14,166	4,954
Real estate taxes and insurance	8,235	1,833
Asset management fees to affiliate	4,553	1,519
Real estate acquisition fees to affiliates	2,049	1,106
Real estate acquisition fees and expenses	1,963	464
General and administrative expenses	862	1,079
Depreciation and amortization	28,208	10,737
Interest expense	11,244	1,882

Total expenses	71,280	23,574

Other income:
Other interest income	52	66

Net income	$2,157	$3,828

Net income per common share, basic and diluted	$0.01	$0.04

Weighted-average number of common shares outstanding, basic and diluted	186,726,498	98,590,592

Distributions declared per common share	$0.160	$0.160

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2010 and the Three Months Ended March 31, 2011 (unaudited)

(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net) Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2009	93,167,161	$932	$810,006	$(36,376)	$—	$774,562
Comprehensive income:
Net income	—	—	—	5,508	—	5,508
Unrealized losses on derivative instruments	—	—	—	—	(2,130)	(2,130)

Total comprehensive income						3,378
Issuance of common stock	85,838,625	858	852,417	—	—	853,275
Redemptions of common stock	(2,265,921)	(23)	(21,237)	—	—	(21,260)
Transfers to redeemable common stock	—	—	(22,046)	—	—	(22,046)
Distributions declared	—	—	—	(81,843)	—	(81,843)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(74,346)	—	—	(74,346)
Other offering costs	—	—	(7,391)	—	—	(7,391)

Balance, December 31, 2010	176,739,865	$1,767	$1,537,403	$(112,711)	$(2,130)	$1,424,329
Comprehensive income:
Net income	—	—	—	2,157	—	2,157
Unrealized gains on derivative instruments	—	—	—	—	2,511	2,511

Total comprehensive income						4,668
Issuance of common stock	12,191,232	122	119,862	—	—	119,984
Redemptions of common stock	(482,826)	(5)	(4,569)	—	—	(4,574)
Transfers to redeemable common stock	—	—	(11,498)	—	—	(11,498)
Distributions declared	—	—	—	(29,934)	—	(29,934)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(8,868)	—	—	(8,868)
Other offering costs	—	—	(749)	—	—	(749)

Balance, March 31, 2011	188,448,271	$1,884	$1,631,581	$(140,488)	$381	$1,493,358

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$2,157	$3,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,208	10,737
Noncash interest income on real estate-related investments	(1,652)	(1,491)
Deferred rent	(5,129)	(876)
Bad debt expense (recovery)	14	(11)
Amortization of above- and below-market leases, net	(404)	(1,767)
Amortization of deferred financing costs	985	74
Increase in fair value of contingent consideration	(158)	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	670	—
Rents and other receivables	(1,586)	(1,687)
Prepaid expenses and other assets	(5,749)	(1,377)
Accounts payable and accrued liabilities	(401)	2,485
Other liabilities	(7,559)	(1,700)

Net cash provided by operating activities	9,396	8,215

Cash Flows from Investing Activities:
Acquisitions of real estate	(270,755)	(145,225)
Additions to real estate	(3,106)	(986)
Investment in real estate loans receivable	—	(79,216)
Change in origination fees	145	—
Decrease in restricted cash for capital expenditures	214	—

Net cash used in investing activities	(273,502)	(225,427)

Cash Flows from Financing Activities:
Proceeds from notes payable	238,678	20,000
Principal payments on notes payable	(26,885)	(5,000)
Payments of deferred financing costs	(2,671)	(1,187)
Return of contingent consideration related to acquisition of real estate	529	—
Proceeds from issuance of common stock	103,912	114,349
Payments to redeem common stock	(4,574)	(5,768)
Payments of commissions on stock sales and related dealer manager fees	(8,868)	(10,448)
Payments of other offering costs	(1,113)	(1,631)
Distributions paid to common stockholders	(12,644)	(6,790)

Net cash provided by financing activities	286,364	103,525

Net increase (decrease) in cash and cash equivalents	22,258	(113,687)
Cash and cash equivalents, beginning of period	82,413	273,821

Cash and cash equivalents, end of period	$104,671	$160,134

Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,595	$1,726

Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$1,218	$644

Increase in capital expenses payable	$321	$—

Increase in lease commissions payable	$301	$—

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$16,072	$8,369

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

The Company owns a diverse portfolio of real estate and real estate-related investments. As of March 31, 2011, the Company owned 24 real estate properties (consisting of 17 office properties, one office/flex property, a portfolio of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and six real estate loans.

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

Upon commencing its initial public offering (the “Offering”), the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on April 30, 2010 (the “Dealer Manager Agreement”). The Company ceased offering shares of common stock in its primary offering on December 31, 2010 and terminated its primary offering on March 22, 2011 upon the completion of review of subscriptions submitted in accordance with its processing procedures. The Company continues to offer shares of common stock under its dividend reinvestment plan.

The Company sold 182,686,033 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. As of March 31, 2011, the Company had sold 8,690,868 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $82.6 million. Also as of March 31, 2011, the Company had redeemed 2,948,630 shares sold in the Offering for $27.8 million.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC. Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the financial statements in accordance with the Standards of United States Public Company Accounting Oversight Board.

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

Revenue Recognition

Real Estate

The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

During the three months ended March 31, 2011 and 2010, the Company recognized deferred rent from tenants of $5.1 million and $0.9 million, respectively, net of lease incentive amortization. As of March 31, 2011 and December 31, 2010, the cumulative deferred rent balance was $21.3 million and $15.5 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $4.5 million and $3.9 million of unamortized lease incentives as of March 31, 2011 and December 31, 2010, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the three months ended March 31, 2011, the Company recorded bad debt expense related to its tenant receivables of $14,000. During the three months ended March 31, 2010, the Company reduced its bad debt reserve and recorded a net recovery of bad debt related to its tenant receivables of $11,000.

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

Real Estate

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the three months ended March 31, 2011, the Company acquired three individual office properties and a portfolio of four industrial properties, recorded each acquisition as a business combination and expensed $4.0 million of acquisition costs. During the three months ended March 31, 2010, the Company acquired three real estate properties, recorded each acquisition as a business combination and expensed $1.6 million of acquisition costs.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

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

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the three months ended March 31, 2011 and 2010.

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

As of March 31, 2011, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the three months ended March 31, 2011 and 2010. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

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

March 31, 2011

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of March 31, 2011 and December 31, 2010, the Company’s deferred financing costs were $7.9 million and $6.2 million, respectively, net of amortization.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

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

March 31, 2011

(unaudited)

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

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company currently expects to establish an estimated value per share no later than the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities – whether through the primary offering or follow-on public offerings – and has not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company also presents the net proceeds from the current year dividend reinvestment plan as redeemable common stock in the accompanying consolidated balance sheets.

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

The Company limits the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2011, the Company redeemed $4.6 million of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2010 and redemptions through March 31, 2011, the Company may redeem up to $38.7 million of shares for the remainder of 2011.

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three months ended March 31, 2011 or during any previous periods.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Selling Commissions and Dealer Manager Fees

Through April 29, 2010, the Company paid the Dealer Manager up to 6.0% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. Effective April 30, 2010, the Company paid the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee was paid with respect to certain volume discount sales. The Company ceased offering shares of common stock in the primary offering on December 31, 2010 and terminated its primary offering on March 22, 2011 upon the completion of review of subscriptions submitted in accordance with its processing procedures. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager increased the reallowance.

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

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, the Company is only liable for these costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Offering. As of March 31, 2011, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through March 31, 2011, including shares issued through the Company’s dividend reinvestment plan, the Company had sold 191,376,901 shares in the Offering for gross offering proceeds of $1.9 billion and recorded organization and other offering costs of $20.1 million and selling commissions and dealer manager fees of $167.2 million. Organization and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

The Company terminated its primary offering on March 22, 2011 and continues to offer shares under its dividend reinvestment plan.

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

March 31, 2011

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

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of March 31, 2011, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.

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

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2011 and 2010, respectively.

Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011 and 2010, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2011 through March 31, 2011 and January 1, 2010 through March 31, 2010 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Segments

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 11, “Segment Information.”

Recently Issued Accounting Standards Updates

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 updated accounting guidance to clarify certain determining factors, such as when a concession has been granted and when a debtor is experiencing financial difficulties, in evaluating whether or not a debt restructuring is deemed to be a “Troubled Debt Restructuring.” The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Company is currently assessing the impact the adoption of ASU No. 2011-02 will have on its consolidated financial statements. The adoption of ASU No. 2011-02 could result in an increase of future debt restructurings, if any, recorded as “Troubled Debt Restructurings,” which could have a material impact to the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. The proposed guidance in ASU No. 2010-20 is effective for interim and annual periods beginning after June 15, 2011, in conjunction with the effective date of ASU No. 2011-02. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact to its consolidated financial statements.

3. RECENT ACQUISITIONS OF REAL ESTATE

During the three months ended March 31, 2011, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Gateway Corporate Center	Sacramento	CA	01/26/2011	$6,380	$31,272	$7,674	$2,073	$(464)	$46,935
601 Tower at Carlson Center	Minnetonka	MN	02/03/2011	4,350	42,182	7,445	564	(143)	54,398
I-81 Industrial Portfolio	Various	PA	02/16/2011	7,250	62,655	12,820	7,275	—	90,000
Two Westlake Park	Houston	TX	02/25/2011	7,000	67,590	10,291	111	(5,570)	79,422

				$24,980	$203,699	$38,230	$10,023	$(6,177)	$270,755

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Gateway Corporate Center	8.7	8.8	9.2
601 Tower at Carlson Center	3.2	4.7	2.6
I-81 Industrial Portfolio	5.9	6.1	—
Two Westlake Park	3.5	2.4	4.8

For the three months ended March 31, 2011, the Company recognized $4.5 million of total revenues and $3.0 million of operating income from these properties.

4. REAL ESTATE

As of March 31, 2011, the Company’s real estate portfolio was composed of 17 office properties, one office/flex property, two industrial properties, a portfolio of four industrial properties and a leasehold interest in one industrial property, encompassing in the aggregate approximately 10.1 million rentable square feet. As of March 31, 2011, the Company’s real estate portfolio was 96% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2011 and December 31, 2010 (in thousands):

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
As of March 31, 2011:
Office	$202,287	$1,623,060	$269,989	$2,095,336
Industrial (1)	13,200	94,984	20,118	128,302

Cost	$215,487	$1,718,044	$290,107	$2,223,638
Accumulated depreciation/amortization	—	(61,959)	(45,905)	(107,864)

Net Amount	$215,487	$1,656,085	$244,202	$2,115,774

As of December 31, 2010:
Office	$184,557	$1,478,777	$244,967	$1,908,301
Industrial (1)	5,950	32,328	7,297	45,575

Cost	$190,507	$1,511,105	$252,264	$1,953,876
Accumulated depreciation/amortization	—	(47,307)	(33,166)	(80,473)

Net Amount	$190,507	$1,463,798	$219,098	$1,873,403

(1) Includes an investment in the rights to a ground lease. The ground lease expires in February 2050.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

As of March 31, 2011, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$602,664	22.6%	$43,838	$34.16	98.5%

(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2011, adjusted to straight-line any contractual tenant concessions, rent increases and rent decreases from the lease’s inception through the balance of the lease term.

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2011, the leases had remaining terms of up to 18.0 years with a weighted-average remaining term of 6.5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.7 million and $2.7 million as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

April 1, 2011 through December 31, 2011	$148,285
2012	194,078
2013	177,363
2014	163,133
2015	138,190
Thereafter	790,000

$1,611,049

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

As of March 31, 2011, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	51	$47,763	22%
Finance	63	41,012	19%
Other Professional Services	67	33,140	15%
Manufacturing	21	21,302	10%

		$143,217	66%

(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2011, adjusted to straight-line any contractual tenant concessions, rent increases and rent decreases from the lease’s inception through the balance of the lease term.

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. As of March 31, 2011, the Company had a bad debt reserve of approximately $48,000, which represents less than 1% of annualized base rent. As of March 31, 2011, the Company had one tenant with a rent balance outstanding over 90 days.

As of March 31, 2011, the Company had a concentration of credit risk related to the following tenant lease that represents more than 10% of the Company’s annualized base rent:

			Net Rentable Sq. Ft.		Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Feet	Lease Expiration (2)
Kirkland & Ellis	300 N. LaSalle Building	Legal Services	687,857	7.1%	$25,351	11.8%	$36.86	02/28/2029

(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2011, adjusted to straight-line any contractual tenant concessions, rent increases and rent decreases from the lease’s inception through the balance of the lease term.

(2) Represents the expiration date of the lease at March 31, 2011 and does not take into account any tenant renewal options.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of March 31, 2011 and December 31, 2010, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Cost	$290,107	$252,264	$61,029	$51,024	$(50,232)	$(44,100)
Accumulated Amortization	(45,905)	(33,166)	(4,324)	(2,568)	10,746	8,613

Net Amount	$244,202	$219,098	$56,705	$48,456	$(39,486)	$(35,487)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Amortization	$(13,126)	$(5,580)	$(1,774)	$(126)	$2,178	$1,893

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

6. REAL ESTATE LOANS RECEIVABLE

As of March 31, 2011 and December 31, 2010, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2011 (1)	Book Value as of March 31, 2011 (2)	Book Value as of December 31, 2010 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Northern Trust Building A-Note
San Diego, California	12/31/2008	Office	A-Note	$94,500	$63,968	$63,244	5.6%	13.0%	10/01/2017
One Liberty Plaza Notes (5)
New York, New York	02/11/2009	Office	Mortgage	115,000	74,901	73,914	6.1%	15.0%	08/06/2017
Tuscan Inn First Mortgage Origination
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	19,846	20,027	8.3%	8.8%	01/21/2015
Chase Tower First Mortgage Origination (6)
Austin, Texas	01/25/2010	Office	Mortgage	59,200	59,217	59,218	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (7)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	31,900	31,900	31,900	9.5%	9.6%	07/01/2014
One Kendall Square First Mortgage Origination (8)(9)		Mixed-use
Cambridge, Massachusetts	11/22/2010	Facility	Mortgage	87,500	88,434	88,456	(8)	7.2%	12/01/2013

				$408,300	$338,266	$336,759

(1) Outstanding principal balance as of March 31, 2011 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.

(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2011, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of March 31, 2011.

(4) Maturity dates are as of March 31, 2011.

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

(7) As of March 31, 2011, $31.9 million had been disbursed under the Pappas Commerce First Mortgage and an additional $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement.

(8) Monthly installments on One Kendall Square First Mortgage are interest-only during the initial term of the loan. The One Kendall Square First Mortgage bears interest at a floating rate of 550 basis points over one-month LIBOR, but at no point shall the interest rate be less than 7.5%.

(9) On November 22, 2010, the Company originated the One Kendall Square First Mortgage in the amount of $175.0 million. On November 30, 2010, the Company sold, at par, a pari-passu participation interest with respect to 50% of the outstanding principal balance to an unaffiliated buyer. The outstanding principal and book value reflect the Company’s pari-passu participation interest in the One Kendall Square First Mortgage as of March 31, 2011. Subsequent to March 31, 2011, the $175.0 million One Kendall Square First Mortgage was split into two debt tranches with varying interest rates, a $90.0 million Promissory Note A and an $85.0 million Promissory Note B. On April 6, 2011, Promissory Note A was assigned and sold at par to an unaffiliated buyer. The Company retains a 50% participation interest in Promissory Note B. See Note 14, “Subsequent Events – Investments Subsequent to March 31, 2011 – One Kendall Square First Mortgage.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The following summarizes the activity related to the real estate loans receivable for the three months ended March 31, 2011 (in thousands):

Real estate loans receivable - December 31, 2010	$336,759
Accretion of discounts on purchased real estate loans receivable	1,741
Closing costs and origination fees on origination of real estate loans receivable	(145)
Amortization of closing costs and origination fees on real estate loans receivable	(89)

Real estate loans receivable - March 31, 2011	$338,266

For the three months ended March 31, 2011 and 2010, interest income from real estate loans receivable consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Contractual interest income	$7,147	$4,324
Accretion of purchase discounts	1,741	1,512
Amortization of closing costs on purchases and origination fees	(89)	(21)

Interest income from real estate loans receivable	$8,799	$5,815

As of March 31, 2011 and December 31, 2010, interest receivable from real estate loans receivable was $2.4 million and $2.4 million, respectively, and was included in rents and other receivables.

The following is a schedule of maturities for all real estate loans receivable outstanding as of March 31, 2011 (in thousands):

	Current Maturity		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value	Face Value (Funded)	Book Value
April 1, 2011 through December 31, 2011	$—	$—	$—	$—
2012	—	—	—	—
2013	87,500	88,434	—	—
2014	31,900	31,900	31,900	31,900
2015	79,400	79,063	166,900	167,497
Thereafter	209,500	138,869	209,500	138,869

	$408,300	$338,266	$408,300	$338,266

(1) The schedule of current maturities above represents the contractual maturity dates and outstanding balances as of March 31, 2011. Certain of the real estate loans receivable have extension options available to the borrowers, subject to certain conditions, that have been reflected in the schedule of fully extended maturities.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

7. NOTES PAYABLE

As of March 31, 2011 and December 31, 2010, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of March 31, 2011	Principal as of December 31, 2010	Contractual Interest Rate as of March 31, 2011 (1)	Effective Interest Rate at March 31, 2011 (1)	Payment Type	Maturity Date (2)
100 & 200 Campus Drive Mortgage Loan (3)	$55,000	$55,000	One - month LIBOR + 3.25%	5.1%	Interest Only	02/26/2014
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	Interest Only	04/10/2014
Portfolio Revolving Loan Facility (4) (5)	55,000	65,000	One - month LIBOR + 3.00% (5)	5.2%	Interest Only	04/30/2014
Willow Oaks Revolving Loan (6)	13,000	13,000	(6)	4.3%	Interest Only	08/01/2013
300 N. LaSalle Building Mortgage Loan	350,000	350,000	4.25%	4.3%	Interest Only	08/01/2015
Torrey Reserve West Mortgage Loan (7)	—	16,885	(7)	(7)	(7)	(7)
Union Bank Plaza Mortgage Loan (8)	105,000	105,000	One - month LIBOR + 1.75%	3.4%	Interest Only	09/15/2015
Portfolio Bridge Loan (9)	—	40,622	(9)	(9)	(9)	(9)
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One - month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
National City Tower Mortgage Loan (10)	—	69,000	(10)	(10)	(10)	(10)
Portfolio Loan (11)	348,300	—	One - month LIBOR + 2.15%	3.7%	Interest Only	01/27/2016

	$1,039,950	$828,157

(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2011. Effective interest rate is calculated as the actual interest rate in effect at March 31, 2011 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates), using interest rate indices at March 31, 2011, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”

(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2011; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) As of March 31, 2011, $55.0 million had been disbursed to the Company and $9.6 million remains available for future disbursements, subject to certain conditions set forth in the loan agreement.

(4) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. As of March 31, 2011, $55.0 million had been disbursed to the Company and $45.0 million remains available for future disbursements, subject to certain conditions set forth in the loan agreement. Subsequent to March 31, 2011, the Company borrowed an additional $15.0 million related to this loan.

(5) The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.25%; however, there shall be no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years or any shorter term expiring on the maturity date.

(6) On July 26, 2010, the Company entered into a three-year $65.0 million revolving loan. As of March 31, 2011, $13.0 million had been disbursed to the Company and $52.0 million remains available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract.

(7) On March 10, 2011, the Company used proceeds from the Portfolio Loan to repay this loan in full. See “– Recent Financing Transactions – Portfolio Loan” below.

(8) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of March 31, 2011, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.

(9) In connection with the closing of the Portfolio Loan, the Company consolidated this loan into the Portfolio Loan. See “– Recent Financing Transactions – Portfolio Loan” below.

(10) In connection with the closing of the Portfolio Loan, the Company consolidated this loan into the Portfolio Loan. See “– Recent Financing Transactions – Portfolio Loan” below.

(11) See “– Recent Financing Transactions – Portfolio Loan” below.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

During the three months ended March 31, 2011 and 2010, the Company incurred $11.2 million and $1.9 million of interest expense, respectively. As of March 31, 2011 and December 31, 2010, $3.6 million and $2.9 million, respectively, of interest expense was payable. Included in interest expense for the three months ended March 31, 2011 and 2010 were $1.0 million and $0.1 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $1.7 million for the three months ended March 31, 2011.

The following is a schedule of maturities for all notes payable outstanding as of March 31, 2011 (in thousands):

	Current Maturity	Fully Extended Maturity (1)
April 1, 2011 through December 31, 2011	$—	$—
2012	—	—
2013	13,000	—
2014	203,850	93,850
2015	455,000	473,000
Thereafter	368,100	473,100

	$1,039,950	$1,039,950

(1) Represents the maturities of all notes payable outstanding as of March 31, 2011 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Certain of our notes payable contain financial and non-financial debt covenants. As of March 31, 2011, the Company was in compliance with all debt covenants.

Recent Financing Transactions

Portfolio Loan

On January 28, 2011, the Company, through indirect wholly owned subsidiaries (the “Borrowers”), entered into a five-year portfolio loan with Wells Fargo Bank, N.A. (the “Lender”) dated January 27, 2011 for an amount up to $360.0 million (the “Portfolio Loan “). As of March 31, 2011, $348.3 million had been disbursed to the Borrowers with the remaining loan balance of $11.7 million (the “Holdback”) available for future disbursements, subject to certain conditions set forth in the loan agreement. In addition, in the event of certain tenant expansions meeting requirements as defined in the loan agreement, the principal amount of the Portfolio Loan may be increased to $372.0 million. The Company incurred approximately $1.5 million in net loan costs in conjunction with the initial funding of the Portfolio Loan. The initial maturity date of the Portfolio Loan is January 27, 2016, with two one-year extension options, subject to the satisfaction of certain conditions by the Borrowers. The Portfolio Loan bears interest at a floating rate of 215 basis points over one-month LIBOR during the initial term of the loan, 240 basis points over one-month LIBOR during the first extension period of the loan and 265 basis points over one-month LIBOR during the second extension period of the loan. As of March 31, 2011, the Company had entered into various interest rate swap agreements, which effectively fixed the interest rate on $313.4 million of the $348.3 million outstanding at an average interest rate of 3.8%. Monthly payments are interest only with the entire principal amount due at maturity, assuming no prior prepayment. The Borrowers may, upon no less than three business days’ notice to the Lender, prepay all or a portion of the Portfolio Loan, subject to possible exit fees. Any prepayment made on or after October 27, 2015 will not be subject to a prepayment fee.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

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

The Portfolio Loan is secured by Hartman II Business Center, Plano Business Park, Horizon Tech Center, Dallas Cowboys Distribution Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center, I-81 Industrial Portfolio, Two Westlake Park, Torrey Reserve West and in the future, the Portfolio Loan may be secured by additional real estate properties that may be acquired by the Company, subject to certain terms of the loan agreement.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2011 and December 31, 2010. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

						Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value		Reference Rate	March 31, 2011	December 31, 2010
Interest Rate Swap	02/26/2010	02/26/2014	$10,000		One-month LIBOR/ Fixed at 2.30%	$(256)	$(322)
Interest Rate Swap	02/26/2010	02/26/2014	10,000		One-month LIBOR/ Fixed at 2.30%	(255)	(322)
Interest Rate Swap	04/30/2010	04/30/2014	55,000	(1)	One-month LIBOR/ Fixed at 2.17%	(1,169)	(1,520)
Interest Rate Swap	07/26/2010	08/01/2013	6,500		One-month LIBOR/ Fixed at 1.33%	(37)	(57)
Interest Rate Swap	07/26/2010	08/01/2013	6,500		One-month LIBOR/ Fixed at 1.33%	(37)	(56)
Interest Rate Swap	09/15/2010	09/15/2015	105,000		One-month LIBOR/ Fixed at 1.70%	1,909	1,092
Interest Rate Swap	12/15/2010	02/26/2014	17,500		One-month LIBOR/ Fixed at 1.53%	(63)	(149)
Interest Rate Swap	12/15/2010	02/26/2014	17,500		One-month LIBOR/ Fixed at 1.53%	(63)	(149)
Interest Rate Swap	12/16/2010	01/01/2016	19,800		One-month LIBOR/ Fixed at 2.39%	(134)	(329)
Interest Rate Swap	12/20/2010	06/16/2015	69,000		One-month LIBOR/ Fixed at 1.94%	239	(318)
Interest Rate Swap	02/01/2011	01/01/2016	56,150		One-month LIBOR/ Fixed at 2.16%	224	—
Interest Rate Swap	02/01/2011	02/01/2015	8,400		One-month LIBOR/ Fixed at 1.75%	34	—
Interest Rate Swap	02/01/2011	02/01/2014	80,150		One-month LIBOR/ Fixed at 1.29%	176	—
Interest Rate Swap	03/08/2011	02/01/2014	85,900		One-month LIBOR/ Fixed at 1.45%	(205)	—
Interest Rate Swap	03/10/2011	02/01/2014	13,750		One-month LIBOR/ Fixed at 1.32%	18	—

Total derivatives designated as hedging instruments			$561,150			$381	$(2,130)

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized gains of $2.5 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) for the three months ended March 31, 2011. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge our variable rate notes payable, the Company recognized an additional $1.7 million of interest expense related to the effective portion of cash flow hedges during the three months ended March 31, 2011. The change in fair value of the ineffective portion is recognized directly in earnings. During the three months ended March 31, 2011, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totaled $7.6 million as of March 31, 2011 and was included in accumulated other comprehensive income (loss).

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

March 31, 2011

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

The following are the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010, which carrying amounts do not approximate the fair value (in thousands):

	March 31, 2011			December 31, 2010
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$408,300	$338,266	$413,087	$408,300	$336,759	$413,423
Financial liabilities:
Notes payable	1,039,950	1,039,950	1,042,634	828,157	828,157	829,914

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of March 31, 2011 and requires a significant amount of judgment. The actual results and the Company’s estimate of value at a future date could be materially different.

During the three months ended March 31, 2011, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$270,755	$—	$—	$270,755
Recurring Basis:
Asset derivatives	$2,600	$—	$2,600	$—
Liability derivatives	$(2,219)	$—	$(2,219)	$—

(1) Amount reflects acquisition date fair value of real estate acquired in 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

10. RELATED PARTY TRANSACTIONS

The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust I, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2011 and 2010, respectively, and any related amounts payable as of March 31, 2011 and December 31, 2010 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2011	2010	2011	2010
Expensed
Asset management fees (1)	$4,553	$1,519	$—	$—
Reimbursement of operating expenses (2)	11	6	11	9
Acquisition fees (1)	2,049	1,106	—	—

Additional Paid-in Capital
Selling commissions (1)	5,750	6,443	—	—
Dealer manager fees (1)	3,118	4,003	—	—
Reimbursable other offering costs (1)	308	564	—	364

Capitalized
Acquisition and origination fees (1)	—	794	—	—

	$15,789	$14,435	$11	$373

(1) See Note 2, “Summary of Significant Accounting Policies — Related Party Transactions.”

(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursed under the Advisory Agreement through March 31, 2011. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2011 and 2010 and total assets and total liabilities for each reportable segment as of March 31, 2011 and December 31, 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Real estate segment	$64,586	$21,521
Real estate-related segment	8,799	5,815

Total segment revenues	$73,385	$27,336

Interest Expense:
Real estate segment	$10,884	$1,563
Real estate-related segment	—	—

Total segment interest expense	10,884	1,563
Corporate-level	360	319

Total interest expense	$11,244	$1,882

NOI:
Real estate segment	$27,362	$11,998
Real estate-related segment	8,185	5,469

Total NOI	$35,547	$17,467

	As of March 31, 2011	As of December 31, 2010
Assets:
Real estate segment	$2,229,704	$1,981,974
Real estate-related segment	340,673	339,146

Total segment assets	2,570,377	2,321,120
Corporate-level (1)	96,601	58,534

Total assets	$2,666,978	$2,379,654

Liabilities:
Real estate segment	$1,107,477	$901,270
Real estate-related segment	131	61

Total segment liabilities	1,107,608	901,331
Corporate-level (2)	11,208	10,688

Total liabilities	$1,118,816	$912,019

(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $96.2 million and $58.5 million as of March 31, 2011 and December 31, 2010, respectively.

(2) As of March 31, 2011 and December 31, 2010, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The following table reconciles the Company’s net income to its NOI for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net income	$2,157	$3,828
Other interest income	(52)	(66)
Real estate acquisition fees to affiliates	2,049	1,106
Real estate acquisition fees and expenses	1,963	464
General and administrative expenses	862	1,079
Depreciation and amortization	28,208	10,737
Corporate-level interest expense	360	319

NOI	$35,547	$17,467

12. PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2011 and 2010. The Company acquired three individual office properties and a portfolio of four industrial properties during the three months ended March 31, 2011, all of which were accounted for as business combinations. The following unaudited pro forma information for the three months ended March 31, 2011 and 2010 has been prepared to give effect to the acquisition of I-81 Industrial Portfolio as if the acquisition occurred on January 1, 2010. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended March 31,
	2011	2010
Revenues	$74,424	$29,339

Depreciation and amortization	$28,599	$11,651

Net income	$4,401	$1,967

Net income per common share, basic and diluted	$0.02	$0.02

Weighted-average number of common shares outstanding, basic and diluted	188,448,271	102,906,966

The pro forma information for the three months ended March 31, 2011 was adjusted to exclude $2.0 million of acquisition costs related to the above property incurred in 2011. These costs were recognized in the pro forma information for the three months ended March 31, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

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

Geographic Concentration

The 300 N. LaSalle Building represented approximately 23% of the Company’s total assets as of March 31, 2011. As a result of this investment, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2011.

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

Distributions Paid

On April 15, 2011, the Company paid distributions of $10.4 million, which related to distributions declared for each day in the period from March 1, 2011 through March 31, 2011.

Distributions Declared

On May 4, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2011 through June 30, 2011, which the Company expects to pay in July 2011, and distributions based on daily record dates for the period from July 1, 2011 through July 31, 2011, which the Company expects to pay in August 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Investments Subsequent to March 31, 2011

One Kendall Square First Mortgage

On November 22, 2010, the Company, through an indirect wholly owned subsidiary, originated the One Kendall Square First Mortgage in the amount of $175.0 million (the “One Kendall Square First Mortgage”). The One Kendall Square First Mortgage note bears interest at a floating rate of 550 basis points over one-month LIBOR, but at no point shall the interest rate be less than 7.5% (“Loan Rate”). On November 30, 2010, the Company, through an indirect wholly owned subsidiary, sold, at par, a pari-passu participation interest with respect to 50% of the outstanding principal balance to an unaffiliated buyer (“Participation Holder”).

On April 5, 2011, the Company, through an indirect wholly owned subsidiary, entered into a note splitter agreement with the borrower under the One Kendall Square First Mortgage and restructured the One Kendall Square First Mortgage to provide for two debt tranches with varying interest rates. These tranches consist of Promissory Note A (“Note A”) with an original principal amount of $90.0 million and Promissory Note B (“Note B”) with an original principal amount of $85.0 million. Also on April 5, 2011, the Company, through an indirect wholly owned subsidiary, amended and restated Note A and amended and restated Note B. Note A, as amended, bears interest at a floating rate of 250 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.0%. Note B, as amended, bears interest at an amount that when combined with the interest related to Note A, would equal the Loan Rate calculated on the $175.0 million One Kendall Square First Mortgage. On April 6, 2011, the Company, through an indirect wholly owned subsidiary, and Participation Holder assigned and transferred Note A, at par, to an unaffiliated assignee. The Company and Participation Holder will each retain a 50% participation interest in Note B.

Acquisition of CityPlace Tower

On April 6, 2011, the Company, through an indirect wholly owned subsidiary, acquired an 18-story office building totaling 295,933 rentable square feet located on approximately 1.25 acres of land in West Palm Beach, Florida (“CityPlace Tower”). The seller is not affiliated with the Company or the Advisor. The total contractual purchase price of CityPlace Tower was $126.5 million plus closing costs. The Company funded the purchase of CityPlace Tower with proceeds from existing credit facilities and proceeds from the Offering.

At acquisition, CityPlace Tower was 87% leased to 22 tenants.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) and the risks identified in Post-Effective Amendment No. 14 to our Registration Statement (file no. 333-146341), filed with the SEC on April 5, 2011.

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

We own a diverse portfolio of real estate and real estate-related investments. As of March 31, 2011, we owned 24 real estate properties (consisting of 17 office properties, one office/flex property, a portfolio of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and six real estate loans receivable.

On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We had sold 182,686,033 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of March 31, 2011, we had sold 8,690,868 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $82.6 million. Also as of March 31, 2011, we had redeemed 2,948,630 shares sold in the offering for $27.8 million.

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

Over the past several months, the U.S. commercial real estate industry has experienced some improvement in fundamental benchmarks, such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

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

Despite improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

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

As of March 31, 2011, we had fixed rate real estate loans receivable with a principal value of $320.8 million and a carrying value of $249.9 million that mature between 2014 and 2017 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $88.4 million that matures in 2013.

Impact on Our Financing Activities

In light of the risks associated with projected declines of operating cash flows from our real estate properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of March 31, 2011, we had debt obligations in the aggregate principal amount of $1.0 billion, all of which mature between 2013 and 2016. We have a total of $443.9 million of fixed rate notes payable and $596.1 million of variable rate notes payable. As of March 31, 2011, we had no mortgage debt outstanding scheduled to mature within 12 months of that date. The interest rates on $561.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements.

Liquidity and Capital Resources

Our principal demand for funds during the short- and long-term is and will be for: the acquisition of real estate properties; the acquisition or origination of real estate loans; the acquisition or origination of other real estate-related investments; the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from our primary offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate operations and real estate-related investments.

We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. To date, we have invested a significant amount of the proceeds from our initial public offering and anticipate making several more investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of March 31, 2011, we have an aggregate of $106.6 million available for future disbursements under three credit facilities, subject to certain conditions set forth in the respective loan agreements.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2011, our real estate portfolio was 96% occupied and our bad debt reserve was less than 1% of annualized base rent. As of March 31, 2011, we had one tenant with a rent balance outstanding for over 90 days.

Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investments are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make their debt service payments. As of March 31, 2011, the borrowers under our real estate loans receivable were all current.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2011, our cash needs for acquisitions, capital expenditures and payment of debt obligations were met with the proceeds from debt financing and proceeds from our initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the three months ended March 31, 2011 using a combination of cumulative cash flows from operations and debt financing. We believe that our cash on hand, proceeds from our dividend reinvestment plan, cash flow from operations, availability under our credit facilities and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

We commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. As of March 31, 2011, we owned 24 real estate properties (consisting of 17 office properties, one office/flex property, a portfolio consisting of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and six real estate loans receivable. During the three months ended March 31, 2011, net cash provided by operating activities was $9.4 million, compared to $8.2 million during the three months ended March 31, 2010. Net cash from operations increased in 2011 primarily due to increases in rental revenue from our real estate and increases in contractual interest income from our real estate-related investments as a result of our investment activities during 2010 and 2011, partially offset by increases in operating expenses and asset management fees. We expect that our cash flows from operating activities will increase in future periods as a result of owning investments acquired in 2011 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related investments.

Cash Flows from Investing Activities

Net cash used in investing activities was $273.5 million for the three months ended March 31, 2011, and primarily consisted of the following:

•	Acquisitions of three individual office properties and a portfolio of three industrial properties for an aggregate purchase price of $270.8 million; and

•	$3.1 million of additions to real estate.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our initial public offering, debt financings and distributions paid to our stockholders. During the three months ended March 31, 2011, net cash provided by financing activities was $286.4 million and consisted primarily of the following:

•

$209.1 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $238.7 million, partially offset by principal payments on notes payable of $26.9 million and payments of deferred financing costs of $2.7 million;

•

$93.9 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $10.0 million;

•	$12.6 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $16.1 million; and

•	$4.6 million of cash used for redemptions of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies

In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may in the future utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of March 31, 2011, our borrowings were approximately 41% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

In addition to using our capital resources for investing purposes and meeting our debt obligations, we use our capital resources to make certain payments to our advisor and the dealer manager. During our offering stage, these payments included payments to the dealer manager for selling commissions and dealer manager fees related to sales in our primary offering and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses related both to the primary offering and the dividend reinvestment plan. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement is in effect through May 21, 2011 and has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent our advisor and our conflicts committee.

The following is a summary of our contractual obligations as of March 31, 2011 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations (1)	$1,039,950	$—	$13,000	$658,850	$368,100
Interest payments on outstanding debt obligations (2)	181,383	33,047	87,490	59,902	944
Outstanding funding obligations under real estate loans receivable	18,000	(3)	(3)	(3)	—

(1) Amounts include principal payments only.

(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2011 (consisting of the contractual interest rate and the effect of interest rate floors and swaps). We incurred interest expense of $10.2 million, excluding amortization of deferred financing costs totaling $1.0 million, during the three months ended March 31, 2011.

(3) As of March 31, 2011, $31.9 million had been disbursed under the Pappas Commerce First Mortgage Origination and another $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded in any future year, subject to certain conditions set forth in the loan agreement. The Pappas Commerce First Mortgage matures on July 1, 2014.

Results of Operations

Overview

As of March 31, 2010, we owned six office properties, one office/flex property, one industrial property and four real estate loans receivable. As of March 31, 2011, we owned 17 office properties, one office/flex property, two industrial properties, a portfolio of four industrial properties, a leasehold interest in one industrial property and six real estate loans receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2010 and 2011 for an entire period and anticipated future acquisitions of real estate and real estate-related investments. The results of operations presented for the three months ended March 31, 2011 and 2010 are not directly comparable because we were still investing the proceeds from our initial public offering in 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2011 versus the three months ended March 31, 2010

The following table provides summary information about our results of operations for the three months ended March 31, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase	Percentage	$ Change Due to Acquisitions/	$ Change Due to Properties Held Throughout
	2011	2010	(Decrease)	Change	Originations (1)	Both Periods (2)
Rental income	$51,324	$18,496	$32,828	177%	$33,733	$(905)
Tenant reimbursements	10,880	2,757	8,123	295%	8,794	(671)
Interest income from real estate loans receivable	8,799	5,815	2,984	51%	2,758	226
Other operating income	2,382	268	2,114	789%	2,100	14
Operating, maintenance, and management	14,166	4,954	9,212	186%	9,105	107
Real estate taxes and insurance	8,235	1,833	6,402	349%	6,423	(21)
Asset management fees to affiliate	4,553	1,519	3,034	200%	3,020	14
Real estate acquisition fees to affiliates	2,049	1,106	943	85%	942	1
Real estate acquisition fees and expenses	1,963	464	1,499	323%	1,507	(8)
General and administrative expenses	862	1,079	(217)	(20%)	n/a	n/a
Depreciation and amortization	28,208	10,737	17,471	163%	19,395	(1,924)
Interest expense	11,244	1,882	9,362	497%	8,587	775
Other interest income	52	66	(14)	(21%)	n/a	n/a

(1) Represents the dollar amount increase for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 related to real estate and real estate-related investments acquired or originated on or after January 1, 2010.

(2) Represents dollar amount increase (decrease) for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 with respect to real estate and real estate-related investments owned by us during both periods.

Rental income and tenant reimbursements increased from $21.3 million for the three months ended March 31, 2010 to $62.2 million for the three months ended March 31, 2011, primarily as a result of the growth in our real estate portfolio. The increase was partially offset by a $1.6 million net decrease in rental income and tenant reimbursements from properties held throughout both periods, which is primarily due to lease expirations subsequent to March 31, 2010. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.

Interest income from our real estate loans receivable, recognized using the interest method, increased from $5.8 million for the three months ended March 31, 2010 to $8.8 million for the three months ended March 31, 2011, primarily as a result of the growth in our real estate loans receivable portfolio. Interest income included $1.7 million and $1.5 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended March 31, 2011 and 2010, respectively. We expect interest income to increase in future periods as a result of anticipated future acquisitions of real estate-related investments.

Other operating income increased from $0.3 million for the three months ended March 31, 2010 to $2.4 million for the three months ended March 31, 2011, primarily as a result of the growth in our real estate portfolio. Other operating income consisted primarily of parking revenues related to properties acquired during the three months ended March 31, 2011. We expect other operating income to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.

Operating, maintenance and management costs increased from $5.0 million for the three months ended March 31, 2010 to $14.2 million for the three months ended March 31, 2011, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of owning the assets acquired during 2010 and 2011 for an entire period and as a result of anticipated future acquisitions of real estate.

Real estate taxes and insurance increased from $1.8 million for the three months ended March 31, 2010 to $8.2 million for the three months ended March 31, 2011, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate and real estate-related investments increased from $1.5 million for the three months ended March 31, 2010 to $4.6 million for the three months ended March 31, 2011, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of March 31, 2011 have been paid. We expect asset management fees to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related investments.

Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $1.6 million for the three months ended March 31, 2010 to $4.0 million for the three months ended March 31, 2011 due to the growth in our real estate portfolio. We expect real estate acquisition fees and expenses to decrease in future periods as we have invested the majority of the proceeds from our public offering.

General and administrative expenses decreased from $1.1 million for the three months ended March 31, 2010 to $0.9 million for the three months ended March 31, 2011. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative costs to vary in future periods.

Depreciation and amortization increased from $10.7 million for the three months ended March 31, 2010 to $28.2 million for the three months ended March 31, 2011, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $1.9 million decrease from properties held throughout both periods primarily due to lease expirations subsequent to March 31, 2010. We expect these amounts to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.

Interest expense increased from $1.9 million for the three months ended March 31, 2010 to $11.2 million for the three months ended March 31, 2011. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $1.0 million for the three months ended March 31, 2010 and March 31, 2011, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to April 1, 2010 and an increase in our average loan balance and the average interest rate on financings of properties held throughout both periods. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the primary offering were paid in part by our advisor, the dealer manager or their affiliates on our behalf and they may continue to pay these costs on our behalf with respect to the offering under our dividend reinvestment plan. Other offering costs include all expenses to be incurred by us in connection with our public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of the gross proceeds from our initial public offering. As of March 31, 2011, selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through March 31, 2011, including shares issued through our dividend reinvestment plan, we had sold 191,376,901 shares in the offering for gross offering proceeds of $1.9 billion and recorded organization and other offering costs of $20.1 million and selling commissions and dealer manager fees of $167.2 million.

We ceased offering shares of common stock in our primary offering on December 31, 2010 and terminated our primary offering on March 22, 2011 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We may sell shares under the dividend reinvestment plan until we have sold all the shares under the plan.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net income	$2,157	$3,828
Add:
Depreciation of real estate assets	10,107	2,985
Amortization of lease-related costs	18,101	7,752

FFO	$30,365	$14,565

Set forth below is additional information related to certain items included in net income above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Income:

•	Revenues in excess of actual cash received as a result of straight-line rent of $5.2 million for the three months ended March 31, 2011 and $0.9 million for the three months ended March 31, 2010;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of $0.4 million for the three months ended March 31, 2011 and $1.8 million for the three months ended March 31, 2010;

•

Interest income from the accretion of discounts on real estate loans receivable, net of amortization of closing costs, of $1.7 million for the three months ended March 31, 2011 and $1.5 million for the three months ended March 31, 2010;

•

Interest expense from the amortization of deferred financing costs related to notes payable of approximately $1.0 million for the three months ended March 31, 2011 and approximately $0.1 million for the three months ended March 31, 2010; and

•

Acquisition fees and expenses related to the purchase of real estate of approximately $4.0 million for the three months ended March 31, 2011 and approximately $1.6 million for the three months ended March 31, 2010.

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions

Until we have fully invested the proceeds of our primary offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2011 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)				Cash Flows From Operations
			Distributions Paid (3)
Period			Cash	Reinvested	Total
First Quarter 2011	$29,934	$0.160	$12,644	$16,072	$28,716	$9,396

(1) Distributions for the period from January 1, 2011 through March 31, 2011 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.

(2) Assumes share was issued and outstanding each day during the periods presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

For the three months ended March 31, 2011, we paid aggregate distributions of $28.7 million, including $12.6 million of distributions paid in cash and $16.1 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2011 was $30.4 million and cash flow from operations was $9.4 million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $9.4 million of current period operating cash flows and $19.3 million of debt financing. See the reconciliation of FFO to net income above.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook – Real Estate and Real Estate Finance Markets” and “Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. There have been no significant changes to our policies during 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Distributions Paid

On April 15, 2011, we paid distributions of $10.4 million, which related to distributions declared for each day in the period from March 1, 2011 through March 31, 2011.

Distributions Declared

On May 4, 2011, our board of directors declared distributions based on daily record dates for the period from June 1, 2011 through June 30, 2011, which we expect to pay in July 2011, and distributions based on daily record dates for the period from July 1, 2011 through July 31, 2011, which we expect to pay in August 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Investments Subsequent to March 31, 2011

One Kendall Square

On November 22, 2010, we, through an indirect wholly owned subsidiary, originated the One Kendall Square First Mortgage in the amount of $175.0 million (the “One Kendall Square First Mortgage”). The One Kendall Square First Mortgage note bears interest at a floating rate of 550 basis points over one-month LIBOR, but at no point shall the interest rate be less than 7.5% (“Loan Rate”). On November 30, 2010, we, through an indirect wholly owned subsidiary, sold, at par, a pari-passu participation interest with respect to 50% of the outstanding principal balance to an unaffiliated buyer (“Participation Holder”).

On April 5, 2011, we, through an indirect wholly owned subsidiary, entered into a note splitter agreement with the borrower under the One Kendall Square First Mortgage and restructured the One Kendall Square First Mortgage to provide for two debt tranches with varying interest rates. These tranches consist of Promissory Note A (“Note A”) with an original principal amount of $90.0 million and Promissory Note B (“Note B”) with an original principal amount of $85.0 million. Also on April 5, 2011, we, through an indirect wholly owned subsidiary, amended and restated Note A and amended and restated Note B. Note A, as amended, bears interest at a floating rate of 250 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.0%. Note B, as amended, bears interest at an amount that when combined with the interest related to Note A, would equal the Loan Rate calculated on the $175.0 million One Kendall Square First Mortgage. On April 6, 2011, we, through an indirect wholly owned subsidiary, and Participation Holder assigned and transferred Note A, at par, to an unaffiliated assignee. We and Participation Holder will each retain a 50% participation interest in Note B.

Acquisition of CityPlace Tower

On April 6, 2011, we, through an indirect wholly owned subsidiary, acquired an 18-story office building totaling 295,933 rentable square feet located on approximately 1.25 acres of land in West Palm Beach, Florida (“CityPlace Tower”). The seller is not affiliated with us or our advisor. The total contractual purchase price of CityPlace Tower was $126.5 million plus closing costs. We initially funded the purchase of CityPlace Tower with proceeds from existing credit facilities and proceeds from our initial public offering.

At acquisition, CityPlace Tower was 87% leased to 22 tenants.

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

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2011, the fair value and carrying value of our fixed rate real estate loans receivable were $325.5 million and $249.9 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At March 31, 2011, the fair value of our fixed rate debt was $454.8 million and the carrying value of our fixed rate debt was $443.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt and loan receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $34.9 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $561.2 million of our variable rate debt. Based on interest rates as of March 31, 2011, if interest rates were 100 basis points higher during the 12 months ending March 31, 2012, interest expense on our variable rate debt would increase by $0.3 million and if interest rates were 100 basis points lower during the 12 months ending March 31, 2012, interest expense on our variable rate debt would decrease by $0.1 million. At March 31, 2011, we were exposed to market risks related to fluctuations in interest rates on our variable rate loan receivable outstanding with an outstanding principal balance of $87.5 million. An increase or decrease of 100 basis points in interest rates would have no impact on our future earnings and cash flows due to an interest rate floor on our variable rate loan receivable.

The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loan receivable at March 31, 2011 were 11.8% and 7.2%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at March 31, 2011, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt at March 31, 2011 were 4.6% and 3.9%, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2011 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of March 31, 2011 where applicable.

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

Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC and identified in Post-Effective Amendment No. 14 to our Registration Statement (file no. 333-146341), filed with the SEC on April 5, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On April 22, 2008, our Registration Statement on Form S-11 (File No. 333-146341), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on April 22, 2008 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We ceased offering shares of common stock in our primary offering on December 31, 2010 and terminated our primary offering on March 22, 2011 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We continue to offer shares of common stock under our dividend reinvestment plan. We may sell shares under the dividend reinvestment plan until we have sold all the shares under the plan.

We offered 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We sold 182,686,033 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. As of March 31, 2011, we had sold 8,690,868 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $82.6 million. Also as of March 31, 2011, we had redeemed 2,948,630 shares sold in the offering for $27.8 million. As of March 31, 2011, we had incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We paid selling commissions and dealer manager fees to KBS Capital Markets Group in connection with our primary offering, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$167,211	Actual
Finders’ fees	—	Actual
Other underwriting compensation	10,330	Actual
Other organization and offering costs (excluding underwriting compensation)	9,811	Actual

Total expenses	$187,352

From the commencement of our initial public offering through March 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.7 billion, including net offering proceeds from our dividend reinvestment plan of $82.6 million.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

We have used substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of March 31, 2011, we had used the net proceeds from our initial public offering and debt financing to purchase $2.6 billion in real estate and real estate-related investments, including $32.9 million of acquisition and origination fees and expenses.

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

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2011, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2011	153,255	$9.46	(3)
February 2011	180,593	$9.49	(3)
March 2011	148,978	$9.46	(3)

Total	482,826

(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009) and on March 11, 2011 (which amendment became effective on April 10, 2011).

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

(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2011, we redeemed $4.6 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2011 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2010 and redemptions through March 31, 2011, we may redeem up to $38.7 million of shares for the remainder of 2011.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.2	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix A to the prospectus dated April 5, 2011, Commission File No. 333-146341

4.3	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.1	Amended and Restated and Consolidated Loan Agreement (relating to the Portfolio Loan) by and between KBSII HARTMAN BUSINESS CENTER, LLC, KBSII PLANO BUSINESS PARK, LLC, KBSII HORIZON TECH CENTER, LLC, KBSII 2500 REGENT BOULEVARD, LLC, KBSII CRESCENT VIII, LLC, KBSII NATIONAL CITY TOWER, LLC, KBSII GRANITE TOWER, LLC, KBSII GATEWAY CORPORATE CENTER, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.2	Amended and Restated and Consolidated Secured Promissory Note (relating to the Portfolio Loan) by and between KBSII HARTMAN BUSINESS CENTER, LLC, KBSII PLANO BUSINESS PARK, LLC, KBSII HORIZON TECH CENTER, LLC, KBSII 2500 REGENT BOULEVARD, LLC, KBSII CRESCENT VIII, LLC, KBSII NATIONAL CITY TOWER, LLC, KBSII GRANITE TOWER, LLC, KBSII GATEWAY CORPORATE CENTER, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.3	Amended and Restated Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII NATIONAL CITY TOWER, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

10.4	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBS II GRANITE TOWER, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.5	First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII HORIZON TECH CENTER, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.6	First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII 2500 REGENT BOULEVARD, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011, incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.7	First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII PLANO BUSINESS PARK, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.8	First Modification of Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement (relating to the Portfolio Loan) by and between KBSII HARTMAN BUSINESS CENTER, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.9	First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII CRESCENT VIII, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.10	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII GATEWAY CORPORATE CENTER, LLC and WELLS FARGO BANK NATIONAL ASSOCIATION, dated January 27, 2011, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.11	Amended and Restated and Consolidated Limited Guaranty (relating to the Portfolio Loan) by KBS REIT PROPERTIES II, LLC, in favor of WELLS FARGO BANK, NATIONAL ASSOCIATION, dated January 27, 2011, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

10.12	Second Amended and Restated and Consolidated Secured Promissory Note (relating to the Portfolio Loan) by and between KBSII HARTMAN BUSINESS CENTER, LLC, KBSII PLANO BUSINESS PARK, LLC, KBSII HORIZON TECH CENTER, LLC, KBSII 2500 REGENT BOULEVARD, LLC, KBSII CRESCENT VIII, LLC, KBSII NATIONAL CITY TOWER, LLC, KBSII GRANITE TOWER, LLC, KBSII GATEWAY CORPORATE CENTER, LLC, KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 8, 2011, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.13	Open-Ended Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (Alberigi Drive) (relating to the Portfolio Loan) by and between KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 8, 2011, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.14	Open-Ended Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (CenterPoint Boulevard) (relating to the Portfolio Loan) by and between KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 8, 2011, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.15	Open-Ended Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (Capital Road) (relating to the Portfolio Loan) by and between KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 8, 2011, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.16	Open-Ended Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (Oak Ridge Road) (relating to the Portfolio Loan) by and between KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 8, 2011, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.17	Joinder Agreement (relating to the Portfolio Loan) between KBSII I-81 INDUSTRIAL PORTFOLIO TRUST and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 8, 2011

10.18	Third Amended and Restated and Consolidated Secured Promissory Note (relating to the Portfolio Loan) by and between KBSII HARTMAN BUSINESS CENTER, LLC, KBSII PLANO BUSINESS PARK, LLC, KBSII HORIZON TECH CENTER, LLC, KBSII 2500 REGENT BOULEVARD, LLC, KBSII CRESCENT VIII, LLC, KBSII NATIONAL CITY TOWER, LLC, KBSII GRANITE TOWER, LLC, KBSII GATEWAY CORPORATE CENTER, LLC, KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC, KBSII TWO WESTLAKE PARK, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 25, 2011, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.19	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII TWO WESTLAKE PARK, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 25, 2011, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

10.20	Joinder Agreement (relating to the Portfolio Loan) between KBSII TWO WESTLAKE PARK, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated February 25, 2011

10.21	Fourth Amended and Restated and Consolidated Secured Promissory Note (relating to the Portfolio Loan) by and between KBSII HARTMAN BUSINESS CENTER, LLC, KBSII PLANO BUSINESS PARK, LLC, KBSII HORIZON TECH CENTER, LLC, KBSII 2500 REGENT BOULEVARD, LLC, KBSII CRESCENT VIII, LLC, KBSII NATIONAL CITY TOWER, LLC, KBSII GRANITE TOWER, LLC, KBSII GATEWAY CORPORATE CENTER, LLC, KBSII I-81 INDUSTRIAL PORTFOLIO TRUST, LLC, KBSII TWO WESTLAKE PARK, LLC, KBSII TORREY RESERVE WEST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated March 10, 2011, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.22	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to the Portfolio Loan) by and between KBSII TORREY RESERVE WEST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated March 10, 2011, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.23	Joinder Agreement (relating to the Portfolio Loan) between KBSII TORREY RESERVE WEST, LLC and WELLS FARGO BANK, NATIONAL ASSOCIATION, dated March 10, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 6, 2011	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date: May 6, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer