Form 10-Q
period 2011-06-30
KBS Real Estate Investment Trust II, Inc.
filed 2011-08-11
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-53649
______________________________________________________

KBS REAL ESTATE INVESTMENT TRUST II, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

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
Yes  ☐  No  ☒
As of August 5, 2011, there were 190,197,424 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate:
Land	$232,947	$190,507
Buildings and improvements	1,815,908	1,511,105
Tenant origination and absorption costs	302,768	252,264
Total real estate, cost	2,351,623	1,953,876
Less accumulated depreciation and amortization	(134,384)	(80,473)
Total real estate, net	2,217,239	1,873,403
Real estate loans receivable, net	341,164	336,759
Total real estate and real estate-related investments, net	2,558,403	2,210,162
Cash and cash equivalents	54,133	82,413
Restricted cash	162	937
Rents and other receivables, net	33,442	20,582
Above-market leases, net	57,623	48,456
Deferred financing costs, prepaid expenses and other assets	21,727	17,104
Total assets	$2,725,490	$2,379,654
Liabilities and stockholders’ equity
Notes payable	$1,101,270	$828,157
Accounts payable and accrued liabilities	24,475	20,287
Due to affiliates	5	373
Distributions payable	10,129	9,179
Below-market leases, net	37,625	35,487
Other liabilities	24,466	18,536
Total liabilities	1,197,970	912,019
Commitments and contingencies (Note 13)
Redeemable common stock	67,177	43,306
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 189,748,321 and 176,739,865 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,897	1,767
Additional paid-in capital	1,631,442	1,537,403
Cumulative distributions in excess of net income	(164,223)	(112,711)
Accumulated other comprehensive loss	(8,773)	(2,130)
Total stockholders’ equity	1,460,343	1,424,329
Total liabilities and stockholders’ equity	$2,725,490	$2,379,654
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$56,415	$20,959	$107,739	$39,455
Tenant reimbursements	12,817	3,003	23,697	5,760
Interest income from real estate loans receivable	8,887	7,030	17,686	12,845
Other operating income	2,847	478	5,229	746
Total revenues	80,966	31,470	154,351	58,806
Expenses:
Operating, maintenance, and management	14,453	5,077	28,619	10,031
Real estate taxes and insurance	8,907	2,193	17,141	4,026
Asset management fees to affiliate	5,003	1,788	9,557	3,307
Real estate acquisition fees to affiliates	951	482	3,000	1,588
Real estate acquisition fees and expenses	348	461	2,311	926
General and administrative expenses	1,617	1,090	2,481	2,168
Depreciation and amortization	30,507	12,599	58,714	23,336
Interest expense	12,264	2,476	23,508	4,358
Total expenses	74,050	26,166	145,331	49,740
Other income:
Other interest income	9	106	61	172
Net income	$6,925	$5,410	$9,081	$9,238
Net income per common share, basic and diluted	$0.04	$0.05	$0.05	$0.09
Weighted-average number of common shares outstanding, basic and diluted	189,165,416	113,746,113	187,952,694	106,210,219
Distributions declared per common share	$0.162	$0.162	$0.322	$0.322
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2010 and the Six Months Ended June 30, 2011 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2009	93,167,161	$932	$810,006	$(36,376)	$—	$774,562
Comprehensive income:
Net income	—	—	—	5,508	—	5,508
Unrealized losses on derivative instruments	—	—	—	—	(2,130)	(2,130)
Total comprehensive income						3,378
Issuance of common stock	85,838,625	858	852,417	—	—	853,275
Redemptions of common stock	(2,265,921)	(23)	(21,237)	—	—	(21,260)
Transfers to redeemable common stock	—	—	(22,046)	—	—	(22,046)
Distributions declared	—	—	—	(81,843)	—	(81,843)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(74,346)	—	—	(74,346)
Other offering costs	—	—	(7,391)	—	—	(7,391)
Balance, December 31, 2010	176,739,865	$1,767	$1,537,403	$(112,711)	$(2,130)	$1,424,329
Comprehensive income:
Net income	—	—	—	9,081	—	9,081
Unrealized losses on derivative instruments	—	—	—	—	(6,643)	(6,643)
Total comprehensive income						2,438
Issuance of common stock	14,003,417	140	137,057	—	—	137,197
Redemptions of common stock	(994,961)	(10)	(9,454)	—	—	(9,464)
Transfers to redeemable common stock	—	—	(23,871)	—	—	(23,871)
Distributions declared	—	—	—	(60,593)	—	(60,593)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(8,864)	—	—	(8,864)
Other offering costs	—	—	(829)	—	—	(829)
Balance, June 30, 2011	189,748,321	$1,897	$1,631,442	$(164,223)	$(8,773)	$1,460,343
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$9,081	$9,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,714	23,336
Noncash interest income on real estate-related investments	(3,311)	(3,054)
Deferred rent	(10,921)	(1,714)
Bad debt expense (recovery)	57	(11)
Amortization of above- and below-market leases, net	(682)	(3,215)
Amortization of deferred financing costs	1,552	249
Decrease in fair value of contingent consideration	135	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	561	—
Rents and other receivables	(1,996)	(1,428)
Prepaid expenses and other assets	(3,308)	(2,531)
Accounts payable and accrued liabilities	1,580	3,595
Other liabilities	(713)	(1,755)
Net cash provided by operating activities	50,749	22,710
Cash Flows from Investing Activities:
Acquisitions of real estate	(397,255)	(209,025)
Additions to real estate	(9,327)	(2,283)
Investments in real estate loans receivable	(1,094)	(108,216)
Decrease in restricted cash for capital expenditures	214	—
Net cash used in investing activities	(407,462)	(319,524)
Cash Flows from Financing Activities:
Proceeds from notes payable	254,998	75,000
Transfer of financial asset	45,000	—
Principal payments on notes payable	(26,885)	(32,810)
Payments of deferred financing costs	(3,742)	(2,574)
Return of contingent consideration related to acquisition of real estate	1,029	—
Proceeds from issuance of common stock	103,868	295,376
Payments to redeem common stock	(9,464)	(12,255)
Payments of commissions on stock sales and related dealer manager fees	(8,864)	(27,188)
Payments of other offering costs	(1,193)	(3,583)
Distributions paid to common stockholders	(26,314)	(14,626)
Net cash provided by financing activities	328,433	277,340
Net decrease in cash and cash equivalents	(28,280)	(19,474)
Cash and cash equivalents, beginning of period	82,413	273,821
Cash and cash equivalents, end of period	$54,133	$254,347
Supplemental Disclosure of Cash Flow Information:
Interest paid	$21,130	$3,883
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$950	$1,404
Increase in capital expenses payable	$1,813	$—
Increase in lease commissions payable	$791	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$33,329	$18,211
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

1. ORGANIZATION
KBS Real Estate Investment Trust II, Inc. (the “Company”) was formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008. The Company conducts its business primarily through KBS Limited Partnership II, a Delaware limited partnership formed on August 23, 2007 (the “Operating Partnership”), and its subsidiaries. The Company is the sole general partner of and directly owns a 0.1% partnership interest in the Operating Partnership. The Company's wholly-owned subsidiary, KBS REIT Holdings II LLC, a Delaware limited liability company formed on August 23, 2007 (“KBS REIT Holdings II”), owns the remaining 99.9% partnership interest in the Operating Partnership and is its sole limited partner.
The Company owns a diverse portfolio of real estate and real estate-related investments. As of June 30, 2011, the Company owned 25 real estate properties (consisting of 18 office properties, one office/flex property, a portfolio of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and six real estate loans receivable.
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on May 21, 2011 (the “Advisory Agreement”). The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days' written notice. The Advisor owns 20,000 shares of the Company's common stock.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. As of June 30, 2011, the Company had sold 10,507,453 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $99.8 million. Also as of June 30, 2011, the Company had redeemed 3,460,765 shares sold in the Offering for $32.6 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company's accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010, except for the addition of an accounting policy related to the transfers of financial assets below. For further information about the Company's accounting policies, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Any reference to the number of properties and square footage are unaudited and outside the scope of the Company's independent registered public accounting firm's review of the financial statements in accordance with the Standards of United States Public Company Accounting Oversight Board.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2011 and 2010, respectively.
Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2011 and 2010. For the three and six months ended June 30, 2011 and 2010, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2011 through June 30, 2011 and January 1, 2010 through June 30, 2010 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Segments
The Company's segments are based on the Company's method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 11, “Segment Information.”
Transfers of Financial Assets
The Company accounts for transfers of real estate loans receivable to unrelated entities in accordance with ASC 860, Transfers and Servicing (“ASC 860”). When a real estate loan receivable is divided into multiple tranches and one or more of the tranches is transferred to an unrelated third party, the Company determines if each of the tranches of the loan would qualify as participating interests. If the tranches do not qualify as participating interests, the Company would account for the transfer as a secured borrowing with a pledge of collateral. As a result, the Company would continue to report the transferred financial asset in its consolidated balance sheet and recognize interest income on the entire note. Proceeds from the transferee are treated as a secured borrowing and recorded as a note payable. Interest income allocated to the transferee is recorded as interest expense on the Company's consolidated statement of operations. See Note 6, "Real Estate Loans Receivable - Recent Originations - One Kendall Square First Mortgage."
Recently Issued Accounting Standards Updates
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011.  The adoption of ASU No. 2011-05 will require the Company to change the presentation of comprehensive income in its consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.  The Company does not expect the adoption of ASU No. 2011-04 will have a material impact to its consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 updated accounting guidance to clarify certain determining factors, such as when a concession has been granted and when a debtor is experiencing financial difficulties, in evaluating whether or not a debt restructuring is deemed to be a “Troubled Debt Restructuring.” The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Company is currently assessing the impact the adoption of ASU No. 2011-02 will have on its consolidated financial statements. The adoption of ASU No. 2011-02 could result in an increase of future debt restructurings, if any, recorded as “Troubled Debt Restructurings,” which could have a material impact to the Company's consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

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
3. RECENT ACQUISITIONS OF REAL ESTATE
During the six months ended June 30, 2011, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Gateway Corporate Center	Sacramento	CA	01/26/2011	$6,380	$31,272	$7,674	$2,073	$(464)	$46,935
601 Tower at Carlson Center	Minnetonka	MN	02/03/2011	4,350	42,182	7,445	564	(143)	54,398
I-81 Industrial Portfolio	Various	PA	02/16/2011	7,250	62,655	12,820	7,275	—	90,000
Two Westlake Park	Houston	TX	02/25/2011	7,000	67,590	10,291	111	(5,570)	79,422
CityPlace Tower	West Palm Beach	FL	04/06/2011	17,460	90,472	16,067	3,002	(501)	126,500
				$42,440	$294,171	$54,297	$13,025	$(6,678)	$397,255
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Gateway Corporate Center	8.7	8.8	9.2
601 Tower at Carlson Center	3.2	4.7	2.6
I-81 Industrial Portfolio	5.9	6.1	—
Two Westlake Park	3.5	2.4	4.8
CityPlace Tower	8.2	8.0	8.4
The Company recorded each acquisition as a business combination and expensed $1.3 million and $5.3 million of acquisition costs related to these properties for the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2011, the Company recognized $11.6 million and $16.2 million of total revenues from these properties, respectively. During the three and six months ended June 30, 2011, the Company recognized $7.1 million and $10.2 million of operating income from these properties, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

4. REAL ESTATE
As of June 30, 2011, the Company's real estate portfolio was composed of 18 office properties, one office/flex property, a portfolio of four industrial properties, two industrial properties and a leasehold interest in one industrial property, encompassing in the aggregate approximately 10.4 million rentable square feet. As of June 30, 2011, the Company's real estate portfolio was 96% occupied. The following table summarizes the Company's investments in real estate as of June 30, 2011 and December 31, 2010 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
As of June 30, 2011:
Office	$219,747	$1,720,919	$282,885	$2,223,551
Industrial (1)	13,200	94,989	19,883	128,072
Cost	$232,947	$1,815,908	$302,768	$2,351,623
Accumulated depreciation/amortization	—	(77,877)	(56,507)	(134,384)
Net Amount	$232,947	$1,738,031	$246,261	$2,217,239

As of December 31, 2010:
Office	$184,557	$1,478,777	$244,967	$1,908,301
Industrial (1)	5,950	32,328	7,297	45,575
Cost	$190,507	$1,511,105	$252,264	$1,953,876
Accumulated depreciation/amortization	—	(47,307)	(33,166)	(80,473)
Net Amount	$190,507	$1,463,798	$219,098	$1,873,403
_____________________
(1) Includes an investment in the rights to a ground lease. The ground lease expires in February 2050.
As of June 30, 2011, the following property represented more than 10% of the Company's total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$598,205	21.9%	$43,874	$34.15	98.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2011, adjusted to straight-line any contractual tenant concessions, rent increases and rent decreases from the lease's inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Operating Leases
The Company's real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2011, the leases had remaining terms (excluding options to extend) of up to 17.7 years with a weighted-average remaining term (excluding options to extend) of 6.4 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.7 million and $2.7 million as of June 30, 2011 and December 31, 2010, respectively.
During the six months ended June 30, 2011 and 2010, the Company recognized deferred rent from tenants of $10.9 million and $1.7 million, respectively, net of lease incentive amortization. As of June 30, 2011 and December 31, 2010, the cumulative deferred rent balance was $27.5 million and $15.5 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $4.9 million and $3.9 million of unamortized lease incentives as of June 30, 2011 and December 31, 2010, respectively.
As of June 30, 2011, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

July 1, 2011 through December 31, 2011	$106,268
2012	205,142
2013	189,273
2014	175,787
2015	150,986
Thereafter	836,220
$1,663,676
As of June 30, 2011, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	57	$50,872	22.9%
Finance	71	44,804	20.2%
Other Professional Services	70	33,252	15.0%
		$128,928	58.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2011, adjusted to straight-line any contractual tenant concessions, rent increases and rent decreases from the lease's inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the six months ended June 30, 2011, the Company recorded bad debt expense related to its tenant receivables of $57,000. During the six months ended June 30, 2010, the Company reduced its bad debt reserve and recorded a net recovery of bad debt related to its tenant receivables of $11,000. As of June 30, 2011, the Company had a bad debt reserve of approximately $91,000, which represents less than 1% of annualized base rent. As of June 30, 2011, the Company had two tenants with a rent balance outstanding over 90 days.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

As of June 30, 2011, the Company had a concentration of credit risk related to the following tenant lease that represents more than 10% of the Company's annualized base rent:

			Net Rentable Sq. Ft.		Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
Kirkland & Ellis	300 N. LaSalle Building	Legal Services	687,857	6.9%	$25,351	11.4%	$36.86	2/28/2029
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2011, adjusted to straight-line any contractual tenant concessions, rent increases and rent decreases from the lease's inception through the balance of the lease term.
(2) Represents the expiration date of the lease at June 30, 2011 and does not take into account any tenant renewal options.

5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2011 and December 31, 2010, the Company's tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Cost	$302,768	$252,264	$63,935	$51,024	$(50,544)	$(44,100)
Accumulated Amortization	(56,507)	(33,166)	(6,312)	(2,568)	12,919	8,613
Net Amount	$246,261	$219,098	$57,623	$48,456	$(37,625)	$(35,487)
Increases (decreases) in net income as a result of amortization of the Company's tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Amortization expense	$(14,008)	$(6,620)	$(2,084)	$(270)	$2,361	$1,718

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Amortization expense	$(27,134)	$(12,200)	$(3,858)	$(396)	$4,540	$3,611

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

6. REAL ESTATE LOANS RECEIVABLE
As of June 30, 2011 and December 31, 2010, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2011 (1)	Book Value as of June 30, 2011 (2)	Book Value as of December 31, 2010 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Northern Trust Building A-Note
San Diego, California	12/31/2008	Office	A-Note	$94,500	$64,724	$63,244	5.6%	13.0%	10/01/2017
One Liberty Plaza Notes (5)
New York, New York	02/11/2009	Office	Mortgage	115,000	75,936	73,914	6.1%	15.0%	08/06/2017
Tuscan Inn First Mortgage Origination
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	19,834	20,027	8.3%	8.5%	01/21/2015
Chase Tower First Mortgage Origination (6)
Austin, Texas	01/25/2010	Office	Mortgage	59,200	59,216	59,218	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (7)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	32,673	32,673	31,900	(7)	9.6%	07/01/2014
One Kendall Square First Mortgage Origination (8)
Cambridge, Massachusetts	11/22/2010	Mixed-use Facility	Mortgage Participation	87,500	88,781	88,456	(8)	7.1%	12/01/2013
				$409,073	$341,164	$336,759
_____________________
(1) Outstanding principal balance as of June 30, 2011 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2011, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of June 30, 2011.
(4) Maturity dates are as of June 30, 2011.
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
(7) As of June 30, 2011, $31.9 million had been disbursed under the Pappas Commerce First Mortgage and an additional $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement. Interest on the first mortgage is calculated at a fixed rate of 9.5%. Outstanding principal balance also includes a protective advance of $0.8 million made on June 22, 2011 to cover property taxes and to fund the tax and insurance reserve account. Interest on the protective advance is calculated at a fixed rate of 14.5%.
(8) Monthly installments on One Kendall Square First Mortgage are interest-only during the initial term of the loan. On April 5, 2011, the Company, through an indirect wholly owned subsidiary, entered into a note splitter agreement with the borrower under the One Kendall Square First Mortgage Origination and restructured the One Kendall Square First Mortgage to provide for two debt tranches with varying interest rates. See "-Recent Originations - One Kendall Square First Mortgage."

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The following summarizes the activity related to the real estate loans receivable for the six months ended June 30, 2011 (in thousands):

Real estate loans receivable - December 31, 2010	$336,759
Accretion of discounts on purchased real estate loans receivable	3,564
Closing costs and origination fees on origination of real estate loans receivable	321
Amortization of closing costs and origination fees on real estate loans receivable	(253)
Pappas Commerce First Mortgage Origination - protective advance	773
Real estate loans receivable - June 30, 2011	$341,164
For the three and six months ended June 30, 2011 and 2010, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Contractual interest income	$7,228	$5,467	$14,375	$9,791
Accretion of purchase discounts	1,823	1,583	3,564	3,095
Amortization of closing costs and origination fees	(164)	(20)	(253)	(41)
Interest income from real estate loans receivable	$8,887	$7,030	$17,686	$12,845
As of June 30, 2011 and December 31, 2010, interest receivable from real estate loans receivable was $2.3 million and $2.4 million, respectively, and was included in rents and other receivables.
The following is a schedule of maturities for all real estate loans receivable outstanding as of June 30, 2011 (in thousands):

	Current Maturity		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value	Face Value (Funded)	Book Value
July 1, 2011 through December 31, 2011	$—	$—	$—	$—
2012	—	—	—	—
2013	87,500	88,781	—	—
2014	32,673	32,673	32,673	32,673
2015	79,400	79,050	166,900	167,831
Thereafter	209,500	140,660	209,500	140,660
	$409,073	$341,164	$409,073	$341,164
_____________________
(1) The schedule of current maturities above represents the contractual maturity dates and outstanding balances as of June 30, 2011. Certain of the real estate loans receivable have extension options available to the borrowers, subject to certain conditions, that have been reflected in the schedule of fully extended maturities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Recent Originations
One Kendall Square First Mortgage
On November 22, 2010, the Company, through an indirect wholly owned subsidiary, originated the One Kendall Square First Mortgage in the amount of $175.0 million (the “One Kendall Square First Mortgage”). The One Kendall Square First Mortgage note bears interest at a floating rate of 550 basis points over one-month LIBOR, but at no point shall the interest rate be less than 7.5% (“Loan Rate”). On November 30, 2010, the Company, through an indirect wholly owned subsidiary, sold, at par, a pari-passu participation interest with respect to 50% of the outstanding principal balance of the One Kendall Square First Mortgage to an unaffiliated buyer (“Participation Holder”), leaving it with an $87.5 million interest.
On April 5, 2011, the Company, through an indirect wholly owned subsidiary, restructured the One Kendall Square First Mortgage to provide for two debt tranches with varying interest rates. These tranches consist of Promissory Note A (“Note A”), with an original principal amount of $90.0 million, of which the Company and the Participation Holder each hold an interest of $45.0 million, and Promissory Note B (“Note B”), which is subordinate to Note A, with an original principal amount of $85.0 million, of which the Company and the Participation Holder each hold an interest of $42.5 million. Note A bears interest at a floating rate of 250 basis points over one-month LIBOR, subject to a minimum interest rate of 4.0%. Note B bears interest at an amount that when combined with the interest on Note A, equals the original Loan Rate on the $175.0 million One Kendall Square First Mortgage. On April 6, 2011, the Company, through an indirect wholly owned subsidiary, and Participation Holder sold and transferred their respective $45.0 million interests in Note A, at par, to an unaffiliated buyer.
Since the Note A and Note B tranches of the One Kendall Square First Mortgage do not qualify as participating interests, as defined in ASC 860, the Company accounted for the sale of its $45.0 million interest in Note A as a secured borrowing with a pledge of collateral and continued to record the Company's entire $87.5 million interest in the One Kendall Square First Mortgage as a real estate loan receivable. For the same reason, its $45.0 million interest in Note A is recorded as a note payable in the accompanying consolidated balance sheets. Interest income allocated to the transferee is recorded as interest expense on the Company's consolidated statement of operations. Interest income from the One Kendall Square First Mortgage for the three and six months ended June 30, 2011 was $1.5 million and $3.1 million, net of amortization of closing costs and origination fees, respectively. Interest expense from the One Kendall Square First Mortgage for the three and six months ended June 30, 2011 was $0.5 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

7. NOTES PAYABLE
As of June 30, 2011 and December 31, 2010, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of June 30, 2011	Principal as of December 31, 2010	Contractual Interest Rate as of June 30, 2011(1)	Effective Interest Rate at June 30, 2011 (1)	Payment Type	Maturity Date (2)
100 & 200 Campus Drive Mortgage Loan (3)	$55,000	$55,000	One-month LIBOR + 3.25%	5.1%	Interest Only	02/26/2014
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	Interest Only	04/10/2014
Portfolio Revolving Loan Facility (4) (5)	55,000	65,000	One-month LIBOR + 3.00% (5)	5.2%	Interest Only	04/30/2014
Willow Oaks Revolving Loan (6)	13,000	13,000	(6)	4.3%	Interest Only	08/01/2013
300 N. LaSalle Building Mortgage Loan	350,000	350,000	4.25%	4.3%	Interest Only	08/01/2015
Torrey Reserve West Mortgage Loan (7)	—	16,885	(7)	(7)	(7)	(7)
Union Bank Plaza Mortgage Loan (8)	105,000	105,000	One-month LIBOR + 1.75%	3.4%	Interest Only	09/15/2015
Portfolio Bridge Loan (9)	—	40,622	(9)	(9)	(9)	(9)
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
National City Tower Mortgage Loan (9)	—	69,000	(9)	(9)	(9)	(9)
Portfolio Loan (10)	348,300	—	One-month LIBOR + 2.15%	3.6%	Interest Only	01/27/2016
One Kendall Square Borrowing (11)	45,000	—	One-month LIBOR + 2.50%	4.0%	Interest Only	12/01/2013
601 Tower Mortgage Loan (12)	16,320	—	(12)	3.5%	Interest Only	06/03/2015
	$1,101,270	$828,157
____________________________

(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2011. Effective interest rate is calculated as the actual interest rate in effect at June 30, 2011 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates), using interest rate indices at June 30, 2011, where applicable. For further information regarding the Company's derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2011; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) As of June 30, 2011, $55.0 million had been disbursed to the Company and $9.6 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(4) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. As of June 30, 2011, $55.0 million had been disbursed to the Company and $45.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.25%; however, there is no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years or any shorter term expiring on the maturity date.
(6) On July 26, 2010, the Company entered into a three-year $65.0 million revolving loan. As of June 30, 2011, $13.0 million had been disbursed to the Company and $52.0 million remains available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point during the initial term may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract.
(7) On March 10, 2011, the Company used proceeds from the Portfolio Loan to repay this loan in full. See “- Recent Financing Transactions - Portfolio Loan.”
(8) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of June 30, 2011, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(9) In connection with the closing of the Portfolio Loan, the Company consolidated this loan into the Portfolio Loan. See “-Recent Financing Transactions - Portfolio Loan.”
(10) See “-Recent Financing Transactions - Portfolio Loan.”
(11) See Note 6, "Real Estate Loans Receivable - Recent Originations - One Kendall Square First Mortgage."
(12) See "-Recent Financing Transactions - 601 Tower Mortgage Loan."
As of June 30, 2011 and December 31, 2010, the Company's deferred financing costs were $8.4 million and $6.2 million, respectively, net of amortization and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

During the three and six months ended June 30, 2011, the Company incurred $12.3 million and $23.5 million of interest expense, respectively. During the three and six months ended June 30, 2010, the Company incurred $2.5 million and $4.4 million of interest expense, respectively. As of June 30, 2011 and December 31, 2010, $3.7 million and $2.9 million, respectively, of interest expense was payable. Included in interest expense for the three and six months ended June 30, 2011 was $0.6 million and $1.5 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2010 was $0.2 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $2.2 million and $3.9 million for the three and six months ended June 30, 2011, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $0.3 million for the three and six months ended June 30, 2010, respectively.
The following is a schedule of maturities for all notes payable outstanding as of June 30, 2011 (in thousands):

	Current Maturity	Fully Extended Maturity (1)
July 1, 2011 through December 31, 2011	$—	$—
2012	—	—
2013	58,000	—
2014	203,850	93,850
2015	471,320	518,000
Thereafter	368,100	489,420
	$1,101,270	$1,101,270
____________________________
(1) Represents the maturities of all notes payable outstanding as of June 30, 2011 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.
Certain of our notes payable contain financial and non-financial debt covenants. As of June 30, 2011, the Company was in compliance with all debt covenants.
Recent Financing Transactions
Portfolio Loan
On January 28, 2011, the Company, through indirect wholly owned subsidiaries (the “Borrowers”), entered into a five‑year portfolio loan with Wells Fargo Bank, N.A. (the “Lender”) dated January 27, 2011 for an amount up to $360.0 million (the “Portfolio Loan ”). As of June 30, 2011, $348.3 million had been disbursed to the Borrowers with the remaining loan balance of $7.8 million (the “Holdback”) available for future disbursements, subject to certain conditions set forth in the loan agreement. In addition, in the event of certain tenant expansions meeting requirements as defined in the loan agreement, the principal amount of the Portfolio Loan may be increased to $368.1 million. The Company incurred approximately $1.5 million in net loan costs in conjunction with the initial funding of the Portfolio Loan. The initial maturity date of the Portfolio Loan is January 27, 2016, with two one-year extension options, subject to the satisfaction of certain conditions by the Borrowers. The Portfolio Loan bears interest at a floating rate of 215 basis points over one-month LIBOR during the initial term of the loan, 240 basis points over one-month LIBOR during the first extension period of the loan and 265 basis points over one-month LIBOR during the second extension period of the loan. As of June 30, 2011, the Company had entered into various interest rate swap agreements with varying maturity dates, which effectively fixed the interest rate on $313.4 million of the $348.3 million outstanding at an average interest rate of 3.8%. See Note 8, "Derivative Instruments." Monthly payments are interest only with the entire principal amount due at maturity, assuming no prior prepayment. The Borrowers may, upon no less than three business days' notice to the Lender, prepay all or a portion of the Portfolio Loan, subject to possible exit fees. Any prepayment made on or after October 27, 2015 will not be subject to a prepayment fee.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
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
601 Tower Mortgage Loan
On June 6, 2011, the Company, through an indirect wholly owned subsidiary (the “601 Tower Borrower”), entered into a four-year revolving credit loan with TD Bank, N.A. for borrowings up to $32.6 million secured by the 601 Tower at Carlson Center (the “601 Tower Mortgage Loan”). The 601 Tower Mortgage Loan is comprised of two tranches: (i) tranche A, a $16.3 million mortgage loan ("Tranche A") and (ii) tranche B, a revolving loan facility for an amount up to $16.3 million ("Tranche B"). As of June 30, 2011, the outstanding principal balance was $16.3 million under Tranche A and $16.3 million remains available for future disbursements under Tranche B, subject to certain conditions set forth in the loan agreement. The 601 Tower Mortgage Loan matures on June 3, 2015, subject to two one-year extension options. Tranche A bears interest at a fixed rate of 3.54% per annum through the initial term. During the extended term, Tranche A bears interest at a variable rate of 220 basis points over one-month LIBOR or, at the election of the 601 Tower Borrower, a fixed rate equal to 220 basis points over the swap index rate having a maturity date closest to the extended maturity date. Monthly payments under Tranche A are interest-only during the initial term of the loan. During the extension periods, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 25 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity. The 601 Tower Borrower has the right to prepay all or a portion of Tranche A at any time, subject to possible prepayment fees. Tranche B bears interest at a variable rate of 220 basis points over one-month LIBOR. Monthly payments under Tranche B are interest-only.
KBS REIT Properties II, LLC ("REIT Properties II"), one of the Company's wholly owned subsidiaries that indirectly owns all of the Company's properties, is providing a limited guaranty of the 601 Tower Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums which may result from certain actions or inactions by the 601 Tower Borrower. REIT Properties II is also providing a guaranty of any and all sums, including the principal balance outstanding under the 601 Tower Mortgage Loan, in the event of certain voluntary or involuntary bankruptcy or insolvency proceedings related to the 601 Tower at Carlson Center.
8. DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates. The primary goal of the Company's risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company's ability to achieve its investment return objectives. The Company does not enter into the derivatives for speculative purposes.
The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. All of the Company's interest rate swaps are designated as cash flow hedges.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The following table summarizes the notional and fair value of the Company's interest rate swaps designated as cash flow hedges as of June 30, 2011 and December 31, 2010. The notional value is an indication of the extent of the Company's involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	June 30, 2011	December 31, 2010
Interest Rate Swap	02/26/2010	02/26/2014	$10,000	One-month LIBOR/ Fixed at 2.30%	$(363)	$(322)
Interest Rate Swap	02/26/2010	02/26/2014	10,000	One-month LIBOR/ Fixed at 2.30%	(363)	(322)
Interest Rate Swap (1)	04/30/2010	04/30/2014	55,000	One-month LIBOR/ Fixed at 2.17%	(1,773)	(1,520)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(90)	(57)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(90)	(56)
Interest Rate Swap	09/15/2010	09/15/2015	105,000	One-month LIBOR/ Fixed at 1.70%	(404)	1,092
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(284)	(149)
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(284)	(149)
Interest Rate Swap	12/16/2010	01/01/2016	19,800	One-month LIBOR/ Fixed at 2.39%	(565)	(329)
Interest Rate Swap	12/20/2010	06/16/2015	69,000	One-month LIBOR/ Fixed at 1.94%	(1,160)	(318)
Interest Rate Swap	02/01/2011	01/01/2016	56,150	One-month LIBOR/ Fixed at 2.16%	(1,030)	—
Interest Rate Swap	02/01/2011	02/01/2015	8,400	One-month LIBOR/ Fixed at 1.75%	(123)	—
Interest Rate Swap	02/01/2011	02/01/2014	80,150	One-month LIBOR/ Fixed at 1.29%	(836)	—
Interest Rate Swap	03/08/2011	02/01/2014	85,900	One-month LIBOR/ Fixed at 1.45%	(1,254)	—
Interest Rate Swap	03/10/2011	02/01/2014	13,750	One-month LIBOR/ Fixed at 1.32%	(154)	—
Total derivatives designated as hedging instruments			$561,150		$(8,773)	(2,130)
____________________________
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity. The Company recorded unrealized losses of $6.6 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) for the six months ended June 30, 2011. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  As a result of utilizing derivative instruments designated as cash flow hedges to hedge our variable rate notes payable, the Company recognized an additional $3.9 million of interest expense related to the effective portion of cash flow hedges during the six months ended June 30, 2011. The change in fair value of the ineffective portion is recognized directly in earnings. During the six months ended June 30, 2011, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional unrealized losses related to derivative instruments designated as cash flow hedges. The present value of these additional unrealized losses totaled $8.0 million as of June 30, 2011 and were included in accumulated other comprehensive income (loss).
9. FAIR VALUE DISCLOSURES
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company's financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instruments for which it is practicable to estimate the fair value:
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Notes payable: The fair value of the Company's notes payable is estimated using a discounted cash flow analysis based on management's estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
Contingent consideration: The fair value of the Company's contingent consideration is estimated using a probability-weighted discounted cash flow analysis. The discounted cash flow analysis is based on management's estimates of current market interest rates for instruments with similar characteristics and expected cash flows under this arrangement.
The following were the carrying amounts and fair values of the Company's financial instruments as of June 30, 2011 and December 31, 2010, which carrying amounts do not approximate the fair value (in thousands):

	June 30, 2011			December 31, 2010
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$409,073	$341,164	$411,207	$408,300	$336,759	$413,423
Financial liabilities:
Notes payable	1,101,270	1,101,270	1,122,109	828,157	828,157	829,914
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of June 30, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company's estimate of value at a future date could be materially different.
During the six months ended June 30, 2011, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Investments in real estate(1)	$397,255	$—	$—	$397,255
Recurring Basis:
Contingent consideration	$1,899	$—	$—	$1,899
Liability derivatives	$(8,773)	$—	$(8,773)	$—
____________________________

(1)	Amount reflects acquisition date fair values of real estate acquired in 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

10. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the six months ended June 30, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2011 and 2010, respectively, and any related amounts payable as of June 30, 2011 and December 31, 2010 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2011	2010	2011	2010	2011	2010
Expensed
Asset management fees	$5,003	$1,788	$9,557	$3,307	$—	$—
Reimbursement of operating expenses (1)	12	1	23	2	5	9
Acquisition fees	951	482	3,000	1,588	—	—

Additional Paid-in Capital
Selling commissions	(2)	11,113	5,748	17,556	—	—
Dealer manager fees	(2)	5,627	3,116	9,630	—	—
Reimbursable other offering costs	8	934	316	1,498	—	364

Capitalized
Origination fees	—	290	—	1,084	—	—
Disposition fees (2)	450	—	450	—	—	—
	$6,420	$20,235	$22,210	$34,665	$5	$373
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company's allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursed under the Advisory Agreement through June 30, 2011. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company's executive officers.
(2) For the three and six months ended June 30, 2011, the Company capitalized $0.5 million of disposition fees related to the sale and transfer of the Company's interest in Note A of the One Kendall Square First Mortgage. Since the Note A and Note B tranches of the One Kendall Square First Mortgage do not qualify as participating interests, as defined in ASC 860, the Company accounted for the sale of its interest in Note A as a secured borrowing with a pledge of collateral and continued to record the Company's entire $87.5 million interest in the One Kendall Square First Mortgage as a real estate loan receivable. Additionally, as Note A did not qualify as a participating interest, the transfer of Note A is recorded as a note payable in the accompanying consolidated balance sheets. The disposition fees are included in deferred financing costs, prepaid expenses and other assets in the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

11. SEGMENT INFORMATION
The Company presently operates in two business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in office, office/flex and industrial properties. Under the real estate-related segment, the Company has invested in mortgage loans, a mortgage participation and an A-Note. All revenues earned from the Company's two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and asset management fees. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company's real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company's definition.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2011 and 2010 and total assets and total liabilities for each reportable segment as of June 30, 2011 and December 31, 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Real estate segment	$72,079	$24,440	$136,665	$45,961
Real estate-related segment	8,887	7,030	17,686	12,845
Total segment revenues	$80,966	$31,470	$154,351	$58,806

Interest Expense:
Real estate segment	$11,485	$2,171	$22,369	$3,734
Real estate-related segment	469	—	469	—
Total segment interest expense	11,954	2,171	22,838	3,734
Corporate-level	310	305	670	624
Total interest expense	$12,264	$2,476	$23,508	$4,358

NOI:
Real estate segment	$32,776	$13,661	$60,138	$25,665
Real estate-related segment	7,873	6,580	16,058	12,043
Total NOI	$40,649	$20,241	$76,196	$37,708

	As of June 30,	As of December 31,
	2011	2010
Assets:
Real estate segment	$2,346,877	$1,981,974
Real estate-related segment	343,887	339,146
Total segment assets	2,690,764	2,321,120
Corporate-level (1)	34,726	58,534
Total assets	$2,725,490	$2,379,654
Liabilities:
Real estate segment	$1,142,018	$901,270
Real estate-related segment	45,173	61
Total segment liabilities	1,187,191	901,331
Corporate-level (2)	10,779	10,688
Total liabilities	$1,197,970	$912,019
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $34.2 million and $58.5 million as of June 30, 2011 and December 31, 2010, respectively.
(2) As of June 30, 2011 and December 31, 2010, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$6,925	$5,410	$9,081	$9,238
Other interest income	(9)	(106)	(61)	(172)
Real estate acquisition fees to affiliates	951	482	3,000	1,588
Real estate acquisition fees and expenses	348	461	2,311	926
General and administrative expenses	1,617	1,090	2,481	2,168
Depreciation and amortization	30,507	12,599	58,714	23,336
Corporate-level interest expense	310	305	670	624
NOI	$40,649	$20,241	$76,196	$37,708
12. PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2011 and 2010. The Company acquired four individual office properties and a portfolio of four industrial properties during the six months ended June 30, 2011, all of which were accounted for as business combinations. The following unaudited pro forma information for the three and six months ended June 30, 2011 and 2010 has been prepared to give effect to the acquisition of I-81 Industrial Portfolio and CityPlace Tower as if the acquisitions occurred on January 1, 2010. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$81,059	$36,066	$158,961	$67,627
Depreciation and amortization	$30,502	$14,317	$60,230	$26,763
Net income	$8,309	$6,109	$13,575	$10,477
Net income per common share, basic and diluted	$0.04	$0.05	$0.07	$0.08
Weighted-average number of common shares outstanding, basic and diluted	189,748,321	132,076,612	189,748,321	124,540,718
The pro forma information for the three and six months ended June 30, 2011 were adjusted to exclude $1.3 million and $3.3 million of acquisition costs related to the above properties incurred in 2011, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

13. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company's real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event the Advisor is unable to provide the respective services, the Company will be required to obtain such services from other sources.
Geographic Concentration
The 300 N. LaSalle Building represented approximately 22% of the Company's total assets as of June 30, 2011 and 20% and 21% of the Company's total revenues for the three and six months ended June 30, 2011, respectively. As a result of this investment, the geographic concentration of the Company's portfolio makes it particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company's operating results.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company's financial condition and results of operations as of June 30, 2011.
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
Distributions Paid
On July 15, 2011, the Company paid distributions of $10.1 million, which related to distributions declared for each day in the period from June 1, 2011 through June 30, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Distributions Declared
On July 8, 2011, the Company's board of directors declared distributions based on daily record dates for the period from August 1, 2011 through August 31, 2011, which the Company expects to pay in September 2011. On August 10, 2011, the Company's board of directors declared distributions based on daily record dates for the period from September 1, 2011 through September 30, 2011, which the Company expects to pay in October 2011, and distributions based on daily record dates for the period October 1, 2011 through October 31, 2011, which the Company expects to pay in November 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company's dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Investments and Financings Subsequent to June 30, 2011
CityPlace Tower Mortgage Loan
On July 6, 2011, the Company, through an indirect wholly owned subsidiary (the “CityPlace Tower Borrower”), entered into a mortgage loan with Metropolitan Life Insurance Company, which is unaffiliated with the Company or the Advisor, for $71.0 million secured by the CityPlace Tower (the “CityPlace Tower Mortgage Loan”). The CityPlace Tower Mortgage Loan matures on August 1, 2015, with an option to extend the maturity date to August 1, 2016, subject to certain conditions. The CityPlace Tower Mortgage Loan bears interest at a fixed rate of 3.59% during the initial term of the loan and a variable rate of 200 basis points over one-month LIBOR during the extension. Monthly payments on the CityPlace Tower Mortgage Loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity.
REIT Properties II is providing a limited guaranty of the CityPlace Tower Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums, including interest thereon, which may result from certain actions or inactions by the CityPlace Tower Borrower. REIT Properties II is also providing a guaranty of the principal balance and any interest or other sums outstanding under the CityPlace Tower Mortgage Loan in the event of certain voluntary or involuntary bankruptcy or insolvency proceedings related to the CityPlace Tower Borrower.
Origination of Sheraton Charlotte Airport Hotel First Mortgage
On July 11, 2011, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $14.5 million (the “Sheraton Charlotte Airport Hotel First Mortgage”) from a borrower unaffiliated with the Company or the Advisor. The borrower used the proceeds from the loan to refinance its existing debt. Payments under the Sheraton Charlotte Airport Hotel First Mortgage are interest-only payments for the first two years, followed by principal and interest payments with principal calculated using an amortization schedule of 30 years for the balance of the term. The Sheraton Charlotte Airport Hotel First Mortgage note bears interest at a fixed rate of 7.5%. The Sheraton Charlotte Airport Hotel First Mortgage matures on August 1, 2018 and may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without prepayment penalty on or after June 1, 2018.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•
All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in KBS Capital Advisors LLC ("KBS Capital Advisors"), our advisor, the entity that acted as our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor's compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•
We have used and expect to continue to use proceeds from financings to fund a portion of our distributions from time to time during our operational stage in anticipation of cash flow to be received in later periods. We may also fund such distributions from advances from our advisor or sponsors, from our advisor's deferral of its asset management fee, from the net proceeds from the sale of real estate and from the receipt of principal payments on our real estate-related investments.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
We own a diverse portfolio of real estate and real estate-related investments. As of June 30, 2011, we owned 25 real estate properties (consisting of 18 office properties, one office/flex property, a portfolio of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and six real estate loans receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of June 30, 2011, we had sold 10,507,453 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $99.8 million. Also as of June 30, 2011, we had redeemed 3,460,765 shares sold in the offering for $32.6 million.
Market Outlook – Real Estate and Real Estate Finance Markets
During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation. Recent global economic events centered on the possible default of sovereign government debt in Europe and the lowering of the credit rating of the U.S. government debt by Standard & Poor's to AA+ from AAA have increased market volatility.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The health of the global capital markets remain a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC's list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
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
Throughout the financial crisis and economic downturn, commercial real estate transactions experienced a sharp decline in volume. Recent trends indicate a modest rebound in transaction activity. High-quality assets in top-tier markets experienced the largest increase in transaction volume. One of the significant barriers to deal flow is the spread between buyer/seller pricing expectations. It is expected that more commercial properties will come into the market as loans mature, marginally performing properties default and banks increase their foreclosure activity. From a financing perspective, new lending is expected to remain subdued in the near term. The commercial mortgage backed securities ("CMBS") market, formerly a significant source of liquidity and debt capital, was inactive in 2008 and 2009, and left a void in the market for long-term, affordable, fixed rate debt. During that time, the void was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past. These remaining lenders generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.
Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market's appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which coupled with historically low interest rates and slightly-relaxed underwriting standards, has helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery. Recent setbacks in the demand for CMBS securities serve as a reminder that the health of the global capital markets is still fragile.
Despite improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government's recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate Investments
These market conditions have and will likely continue to have a significant impact on our real estate investments and create a highly competitive leasing environment. In addition, these market conditions have impacted our tenants' businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the life of many of our investments.
Impact on Our Real Estate-Related Investments
Our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments have been impacted to some degree by the same factors impacting our real estate investments.
As of June 30, 2011, we had fixed rate real estate loans receivable with a principal value of $321.6 million and a carrying value (including origination and closing costs) of $252.4 million that mature between 2014 and 2017 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $88.8 million that matures in 2013.
Impact on Our Financing Activities
In light of the risks associated with declines of operating cash flows from our real estate properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of June 30, 2011, we had debt obligations in the aggregate principal amount of $1.1 billion, all of which mature between 2013 and 2016. We have a total of $460.2 million of fixed rate notes payable and $641.1 million of variable rate notes payable. The interest rates on $561.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of June 30, 2011, we had no mortgage debt outstanding scheduled to mature within 12 months of that date.
Liquidity and Capital Resources
Our principal demand for funds during the short- and long-term is and will be for: the acquisition of real estate properties; the acquisition or origination of real estate loans; the acquisition or origination of other real estate-related investments; the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from our now terminated primary offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate operations and real estate-related investments.
We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. To date, we have invested a significant amount of the proceeds from our initial public offering and anticipate making several more investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of June 30, 2011, we have an aggregate of $122.9 million available for future disbursements under four credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2011, our real estate portfolio was 96% occupied and our bad debt reserve was less than 1% of annualized base rent. As of June 30, 2011, we had two tenants with a rent balance outstanding for over 90 days.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees and debt service payments. Cash flows from operations from our real estate-related investments are primarily dependent on the operating performance of the underlying collateral and the borrower's ability to make their debt service payments. As of June 30, 2011, the borrowers under our real estate loans receivable were all current.
For the six months ended June 30, 2011, our cash needs for acquisitions, capital expenditures and payment of debt obligations were met with the proceeds from debt financing and proceeds from our initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the six months ended June 30, 2011 using a combination of cumulative cash flows from operations and debt financing. We believe that our cash on hand, proceeds from our dividend reinvestment plan, cash flow from operations, availability under our credit facilities and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows from Operating Activities
We commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. As of June 30, 2011, we owned 25 real estate properties (consisting of 18 office properties, one office/flex property, a portfolio consisting of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and six real estate loans receivable. During the six months ended June 30, 2011, net cash provided by operating activities was $50.7 million, compared to $22.7 million during the six months ended June 30, 2010. Net cash from operations increased in 2011 primarily due to increases in rental revenue from our real estate and increases in contractual interest income from our real estate-related investments as a result of our investment activities during 2010 and 2011, partially offset by increases in operating expenses and asset management fees. We expect that our cash flows from operating activities will increase in future periods as a result of owning investments acquired in 2011 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $407.5 million for the six months ended June 30, 2011, and primarily consisted of the following:

•	Acquisitions of four individual office properties and a portfolio of four industrial properties for an aggregate purchase price of $397.3 million; and

•	$9.3 million of additions to real estate.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our now terminated initial public offering, debt financings and distributions paid to our stockholders. During the six months ended June 30, 2011, net cash provided by financing activities was $328.4 million and consisted primarily of the following:

•
$269.4 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $300.0 million, partially offset by principal payments on notes payable of $26.9 million and payments of deferred financing costs of $3.7 million;

•
$93.8 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $10.1 million;

•	$26.3 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $33.3 million; and

•	$9.5 million of cash used for redemptions of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may in the future utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing and other liabilities to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. From time to time, our debt financing and other liabilities may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of June 30, 2011, our borrowings and other liabilities were approximately 43% and 42% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we use our capital resources to make certain payments to our advisor and our dealer manager. During our offering stage, these payments included payments to our dealer manager for selling commissions and dealer manager fees related to sales in our primary offering and payments to our dealer manager and our advisor for reimbursement of certain organization and other offering expenses related both to the primary offering and the dividend reinvestment plan. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement is in effect through May 21, 2012 and has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
The following is a summary of our contractual obligations as of June 30, 2011 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations(1)	$1,101,270	$—	$58,000	$675,170	$368,100
Interest payments on outstanding debt obligations(2)	176,991	23,301	92,061	60,687	942
Outstanding funding obligations under real estate loans receivable	18,000	(3)	(3)	(3)	—
_________________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2011 (consisting of the contractual interest rate and the effect of interest rate floors and swaps). We incurred interest expense of $22.0 million, excluding amortization of deferred financing costs totaling $1.5 million, during the six months ended June 30, 2011.
(3) As of June 30, 2011, $31.9 million had been disbursed under the Pappas Commerce First Mortgage Origination and another $18.0 million remains available for future funding, subject to certain conditions set forth in the loan agreement. This amount does not have a fixed funding date, but may be funded in any future year, subject to certain conditions set forth in the loan agreement. As of June 30, 2011, an additional $0.8 million had been disbursed as a protective advance made on June 22, 2011 to cover property taxes and to fund the tax and insurance reserve account. The Pappas Commerce First Mortgage matures on July 1, 2014.
Results of Operations
Overview
As of June 30, 2010, we owned eight office properties, one office/flex property, two industrial properties and five real estate loans receivable. As of June 30, 2011, we owned 18 office properties, one office/flex property, a portfolio of four industrial properties, two individual industrial properties, a leasehold interest in one industrial property and six real estate loans receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2010 and 2011 for an entire period and anticipated future acquisitions of real estate and real estate-related investments. The results of operations presented for the three and six months ended June 30, 2011 and 2010 are not directly comparable because we were still investing the proceeds from our initial public offering in 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2011 versus the three months ended June 30, 2010
The following table provides summary information about our results of operations for the three months ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2011	2010
Rental income	$56,415	$20,959	$35,456	169%	$36,143	$(687)
Tenant reimbursements	12,817	3,003	9,814	327%	10,425	(611)
Interest income from real estate loans receivable	8,887	7,030	1,857	26%	1,571	286
Other operating income	2,847	478	2,369	496%	2,334	35
Operating, maintenance, and management	14,453	5,077	9,376	185%	9,524	(148)
Real estate taxes and insurance	8,907	2,193	6,714	306%	6,761	(47)
Asset management fees to affiliate	5,003	1,788	3,215	180%	3,190	25
Real estate acquisition fees to affiliates	951	482	469	97%	468	1
Real estate acquisition fees and expenses	348	461	(113)	(25)%	(105)	(8)
General and administrative expenses	1,617	1,090	527	48%	n/a	n/a
Depreciation and amortization	30,507	12,599	17,908	142%	20,489	(2,581)
Interest expense	12,264	2,476	9,788	395%	8,970	818
Other interest income	9	106	(97)	(92)%	n/a	n/a
______________________________
(1) Represents the dollar amount increase for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 related to real estate and real estate-related investments acquired or originated on or after April 1, 2010.
(2) Represents dollar amount increase (decrease) for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 with respect to real estate and real estate-related investments owned by us during both periods.
Rental income and tenant reimbursements increased from $24.0 million for the three months ended June 30, 2010 to $69.2 million for the three months ended June 30, 2011, primarily as a result of acquisitions of real estate. The increase was partially offset by a $1.3 million net decrease in rental income and tenant reimbursements from properties held throughout both periods, which is primarily due to lease expirations subsequent to June 30, 2010. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $7.0 million for the three months ended June 30, 2010 to $8.9 million for the three months ended June 30, 2011, primarily as a result of the growth in our real estate loans receivable portfolio. Interest income included $1.6 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended June 30, 2011 and 2010, respectively. We expect interest income to increase in future periods as a result of anticipated future acquisitions of real estate-related investments.
Other operating income increased from $0.5 million for the three months ended June 30, 2010 to $2.8 million for the three months ended June 30, 2011, primarily as a result of the growth in our real estate portfolio. Other operating income consisted primarily of parking revenues related to properties acquired subsequent to June 30, 2010. We expect other operating income to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.
Operating, maintenance and management costs increased from $5.1 million for the three months ended June 30, 2010 to $14.5 million for the three months ended June 30, 2011, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.
Real estate taxes and insurance increased from $2.2 million for the three months ended June 30, 2010 to $8.9 million for the three months ended June 30, 2011, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate and real estate-related investments increased from $1.8 million for the three months ended June 30, 2010 to $5.0 million for the three months ended June 30, 2011, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of June 30, 2011 have been paid. We expect asset management fees to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related investments.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $0.9 million for the three months ended June 30, 2010 to $1.3 million for the three months ended June 30, 2011 due to the growth in our real estate portfolio. We expect real estate acquisition fees and expenses to decrease in future periods as we have invested the majority of the proceeds from our public offering.
General and administrative expenses increased from $1.1 million for the three months ended June 30, 2010 to $1.6 million for the three months ended June 30, 2011 primarily due to a decrease in fair value of contingent consideration related to certain rent guarantees and higher transfer agent fees. These general and administrative costs also consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative costs to vary in future periods.
Depreciation and amortization increased from $12.6 million for the three months ended June 30, 2010 to $30.5 million  for the three months ended June 30, 2011, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $2.6 million decrease in depreciation and amortization from properties held throughout both periods primarily due to lease expirations subsequent to June 30, 2010. We expect these amounts to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.
Interest expense increased from $2.5 million for the three months ended June 30, 2010 to $12.3 million for the three months ended June 30, 2011. Included in interest expense is the amortization of deferred financing costs of $0.2 million and $0.6 million for the three months ended June 30, 2010 and June 30, 2011, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to June 30, 2010 and an increase in our average loan balance of properties held throughout both periods. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Comparison of the six months ended June 30, 2011 versus the six months ended June 30, 2010
The following table provides summary information about our results of operations for the six months ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2011	2010
Rental income	$107,739	$39,455	$68,284	173%	$69,578	$(1,294)
Tenant reimbursements	23,697	5,760	17,937	311%	19,146	(1,209)
Interest income from real estate loans receivable	17,686	12,845	4,841	38%	4,380	461
Other operating income	5,229	746	4,483	601%	4,445	38
Operating, maintenance, and management	28,619	10,031	18,588	185%	18,598	(10)
Real estate taxes and insurance	17,141	4,026	13,115	326%	13,231	(116)
Asset management fees to affiliate	9,557	3,307	6,250	189%	6,220	30
Real estate acquisition fees to affiliates	3,000	1,588	1,412	89%	1,410	2
Real estate acquisition fees and expenses	2,311	926	1,385	150%	1,402	(17)
General and administrative expenses	2,481	2,168	313	14%	n/a	n/a
Depreciation and amortization	58,714	23,336	35,378	152%	38,414	(3,036)
Interest expense	23,508	4,358	19,150	439%	17,733	1,417
Other interest income	61	172	(111)	(65)%	n/a	n/a
_______________________
(1) Represents the dollar amount increase for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 related to real estate and real estate-related investments acquired or originated on or after January 1, 2010.
(2) Represents dollar amount increase (decrease) for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 with respect to real estate and real estate-related investments owned by us during both periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements increased from $45.2 million for the six months ended June 30, 2010 to $131.4 million for the six months ended June 30, 2011, primarily as a result of acquisitions of real estate. The increase was partially offset by a $2.5 million net decrease in rental income and tenant reimbursements from properties held throughout both periods, which is primarily due to lease expirations subsequent to June 30, 2010. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $12.8 million for the six months ended June 30, 2010 to $17.7 million for the six months ended June 30, 2011, primarily as a result of the growth in our real estate loans receivable portfolio. Interest income included $3.3 million and $3.1 million in accretion of purchase price discounts, net of amortization of closing costs, for the six months ended June 30, 2011 and 2010, respectively. We expect interest income to increase in future periods as a result of anticipated future acquisitions of real estate-related investments.
Other operating income increased from $0.7 million for the six months ended June 30, 2010 to $5.2 million for the six months ended June 30, 2011, primarily as a result of the growth in our real estate portfolio. Other operating income consisted primarily of parking revenues related to properties acquired subsequent to June 30, 2010. We expect other operating income to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.
Operating, maintenance and management costs increased from $10.0 million for the six months ended June 30, 2010 to $28.6 million for the six months ended June 30, 2011, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.
Real estate taxes and insurance increased from $4.0 million for the six months ended June 30, 2010 to $17.1 million for the six months ended June 30, 2011, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.
Asset management fees with respect to our real estate and real estate-related investments increased from $3.3 million for the six months ended June 30, 2010 to $9.6 million for the six months ended June 30, 2011, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of June 30, 2011 have been paid. We expect asset management fees to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related investments.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $2.5 million for the six months ended June 30, 2010 to $5.3 million for the six months ended June 30, 2011 due to the growth in our real estate portfolio. We expect real estate acquisition fees and expenses to decrease in future periods as we have invested the majority of the proceeds from our public offering.
General and administrative expenses increased from $2.2 million for the six months ended June 30, 2010 to $2.5 million for the six months ended June 30, 2011 primarily due to a decrease in fair value of contingent consideration related to certain rent guarantees, higher dividend costs and miscellaneous general and administrative costs, offset by a decrease in legal fees. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative costs to vary in future periods.
Depreciation and amortization increased from $23.3 million for the six months ended June 30, 2010 to $58.7 million for the six months ended June 30, 2011, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $3.0 million decrease from properties held throughout both periods primarily due to lease expirations subsequent to June 30, 2010. We expect these amounts to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate.
Interest expense increased from $4.4 million for the six months ended June 30, 2010 to $23.5 million for the six months ended June 30, 2011. Included in interest expense is the amortization of deferred financing costs of $1.5 million and $0.2 million for the six months ended June 30, 2011 and June 30, 2010, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to June 30, 2010 and an increase in our average loan balance and the average interest rate on financings of properties held throughout both periods. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and among other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We compute FFO in accordance with the current NAREIT definition. Our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. MFFO also excludes non-cash items such as straight-line rental revenue. In particular, we believe MFFO provides investors with information to help assess the sustainability of our operating performance after our acquisition stage is complete because it excludes acquisition fees and expenses that affect our operations only in the periods in which properties are acquired. Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs; impairments of real estate and real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, MFFO does not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures and are useful in understanding how our management evaluates our ongoing operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and six months ended June 30, 2011 and 2010, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$6,925	$5,410	$9,081	$9,238
Depreciation of real estate assets	11,237	3,417	21,344	6,402
Amortization of lease-related costs	19,270	9,182	37,370	16,934
FFO	37,432	18,009	67,795	32,574
Real estate acquisition fees and expenses to affiliates	951	482	3,000	1,588
Real estate acquisition fees and expenses	348	461	2,311	926
Straight-line rent and amortization of above- and below-market leases	(6,070)	(2,286)	(11,603)	(4,929)
Amortization of discounts and closing costs	(1,659)	(1,563)	(3,311)	(3,054)
Adjustment to valuation of contingent purchase consideration	293	—	135	—
MFFO	$31,295	$15,103	$58,327	$27,105
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Until we have fully invested the proceeds of our primary offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2011 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1)(2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2011	$29,934	$0.160	$12,644	$16,072	$28,716	$9,396
Second Quarter 2011	30,659	0.162	13,670	17,257	30,927	41,353
	$60,593	$0.322	$26,314	$33,329	$59,643	$50,749
_______________________
(1) Distributions for the period from January 1, 2011 through June 30, 2011 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the six months ended June 30, 2011, we paid aggregate distributions of $59.6 million, including $26.3 million of distributions paid in cash and $33.3 million of distributions reinvested through our dividend reinvestment plan. FFO and cash flow from operations for the six months ended June 30, 2011 were $67.8 million and $50.7 million, respectively. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $50.7 million of current period operating cash flows and $8.9 million of debt financing. See the reconciliation of FFO to net income above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook - Real Estate and Real Estate Finance Markets” and “Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations continue to decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. There have been no significant changes to our policies during 2011, except as follows.
Transfers of Financial Assets
We account for transfers of real estate loans receivable to unrelated entities in accordance with ASC 860, Transfers and Servicing. When a real estate loan receivable is divided into multiple tranches and one or more of the tranches is transferred to an unrelated third party, we determine if each of the tranches of the loan would qualify as participating interests. If the tranches do not qualify as participating interests, we would account for the transfer as a secured borrowing with a pledge of collateral. As a result, we would continue to report the transferred financial asset on our consolidated balance sheet and recognize interest income on the entire note. Proceeds from the transferee are treated as a secured borrowing and recorded as a note payable. Interest income allocated to the transferee is recorded as interest expense on our consolidated statement of operations.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 15, 2011, we paid distributions of $10.1 million, which related to distributions declared for each day in the period from June 1, 2011 through June 30, 2011.
Distributions Declared
On July 8, 2011, our board of directors declared distributions based on daily record dates for the period from August 1, 2011 through August 31, 2011, which we expect to pay in September 2011. On August 10, 2011, our board of directors declared distributions based on daily record dates for the period from September 1, 2011 through September 30, 2011, which we expect to pay in October 2011, and distributions based on daily record dates for the period October 1, 2011 through October 31, 2011, which we expect to pay in November 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investments and Financings Subsequent to June 30, 2011
CityPlace Tower Mortgage Loan
On July 6, 2011, we, through an indirect wholly owned subsidiary (the “CityPlace Tower Borrower”), entered into a mortgage loan with Metropolitan Life Insurance Company, which is unaffiliated with us or our advisor, for $71.0 million secured by the CityPlace Tower (the “CityPlace Tower Mortgage Loan”). The CityPlace Tower Mortgage Loan matures on August 1, 2015, with an option to extend the maturity date to August 1, 2016, subject to certain conditions. The CityPlace Tower Mortgage Loan bears fixed interest at 3.59% during the initial term of the loan and a variable rate of 200 basis points over one-month LIBOR during the extension. Monthly payments on the CityPlace Tower Mortgage Loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity.
REIT Properties II is providing a limited guaranty of the CityPlace Tower Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums, including interest thereon, which may result from certain actions or inactions by the CityPlace Tower Borrower. REIT Properties II is also providing a guaranty of the principal balance and any interest or other sums outstanding under the CityPlace Tower Mortgage Loan in the event of certain voluntary or involuntary bankruptcy or insolvency proceedings related to the CityPlace Tower Borrower.
Origination of Sheraton Charlotte Airport Hotel First Mortgage
On July 11, 2011, we, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $14.5 million (the “Sheraton Charlotte Airport Hotel First Mortgage”) from a borrower unaffiliated with us or our advisor. The borrower used the proceeds from the loan to refinance its existing debt. Payments under the Sheraton Charlotte Airport Hotel First Mortgage are interest-only payments for the first two years, followed by principal and interest payments with principal calculated using an amortization schedule of 30 years for the balance of the term. The Sheraton Charlotte Airport Hotel First Mortgage note bears interest at a fixed rate of 7.5%. The Sheraton Charlotte Airport Hotel First Mortgage matures on August 1, 2018 and may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without prepayment penalty on or after June 1, 2018.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2011, the fair value and carrying value of our fixed rate real estate loans receivable were $325.1 million and $252.4 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At June 30, 2011, the fair value of our fixed rate debt was $479.4 million and the carrying value of our fixed rate debt was $460.2 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt and loan receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $79.9 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $561.2 million of our variable rate debt. Based on interest rates as of June 30, 2011, if interest rates were 100 basis points higher during the 12 months ending June 30, 2012, interest expense on our variable rate debt would increase by $0.3 million and if interest rates were 100 basis points lower during the 12 months ending June 30, 2012, interest expense on our variable rate debt would decrease by $0.1 million. At June 30, 2011, we were exposed to market risks related to fluctuations in interest rates on our variable rate loan receivable outstanding with an outstanding principal balance of $87.5 million. An increase or decrease of 100 basis points in interest rates would have no impact on our future earnings and cash flows due to an interest rate floor on our variable rate loan receivable.
The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loan receivable at June 30, 2011 were 11.8% and 7.1%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at June 30, 2011, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt at June 30, 2011 were 4.6% and 3.9%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2011 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of June 30, 2011 where applicable.

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

We offered 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. As of June 30, 2011, we had sold 10,507,453 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $99.8 million. Also as of June 30, 2011, we had redeemed 3,460,765 shares sold in the offering for $32.6 million. As of June 30, 2011, we had incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We paid selling commissions and dealer manager fees to KBS Capital Markets Group in connection with our primary offering, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$167,207	Actual
Finders’ fees	—	Actual
Other underwriting compensation	10,330	Actual
Other organization and offering costs (excluding underwriting compensation)	9,891	Actual
Total expenses	$187,428
From the commencement of our initial public offering through June 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.7 billion, including net offering proceeds from our dividend reinvestment plan of $99.8 million.
We have used substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of June 30, 2011, we had used the net proceeds from our initial public offering and debt financing to purchase $2.7 billion in real estate and real estate-related investments, including $34.2 million of acquisition and origination fees and expenses.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

c)    We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•
Unless the shares are being redeemed in connection with a stockholder's death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held the shares for one year.

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

We may amend, suspend or terminate the program upon 30 days' notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the six months ended June 30, 2011, we fulfilled all redemption requests and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2011	153,255	$9.46	(3)
February 2011	180,593	$9.49	(3)
March 2011	148,978	$9.46	(3)
April 2011	162,948	$9.48	(3)
May 2011	207,488	$9.59	(3)
June 2011	141,079	$9.56	(3)
Total	994,341
_____________________
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
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder's death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We currently expect to establish an estimated value per share no later than the expiration of the first 18-month period in which we do not sell shares in a public equity offering and every 12 to 18 months thereafter. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership. We ceased offering shares in our initial public offering on December 31, 2010, but we may conduct follow-on public equity offerings in the future.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2011, we redeemed $9.5 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2011 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2010 and redemptions through June 30, 2011, we may redeem up to $33.8 million of shares for the remainder of 2011.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

In addition to the redemptions under the share redemption program described above, during the six months ended June 30, 2011, we repurchased 620 shares of our common stock at $10.00 per share for an aggregate price of $6,200.
Item 3. Defaults upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2
Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11, Commission File No. 333-146341

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11, Commission File No. 333-146341

4.2	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix A to the prospectus dated April 5, 2011, Commission File No. 333-146341

4.3	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 21, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following information from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

August 11, 2011	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

August 11, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer