Form 10-Q
period 2011-09-30
KBS Real Estate Investment Trust II, Inc.
filed 2011-11-07
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes  ☐  No  ☒
As of November 1, 2011, there were 191,390,458 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate:
Land	$245,247	$190,507
Buildings and improvements	1,919,817	1,511,105
Tenant origination and absorption costs	325,690	252,264
Total real estate, cost	2,490,754	1,953,876
Less accumulated depreciation and amortization	(162,360)	(80,473)
Total real estate, net	2,328,394	1,873,403
Real estate loans receivable, net	357,261	336,759
Total real estate and real estate-related investments, net	2,685,655	2,210,162
Cash and cash equivalents	50,298	82,413
Restricted cash	171	937
Rents and other receivables, net	39,329	20,582
Above-market leases, net	55,597	48,456
Deferred financing costs, prepaid expenses and other assets	20,999	17,104
Total assets	$2,852,049	$2,379,654
Liabilities and stockholders’ equity
Notes payable	$1,237,270	$828,157
Accounts payable and accrued liabilities	27,611	20,287
Due to affiliates	—	373
Distributions payable	10,203	9,179
Below-market leases, net	35,338	35,487
Other liabilities	33,883	18,536
Total liabilities	1,344,305	912,019
Commitments and contingencies (Note 13)
Redeemable common stock	79,623	43,306
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 191,063,817 and 176,739,865 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,911	1,767
Additional paid-in capital	1,631,421	1,537,403
Cumulative distributions in excess of net income	(187,357)	(112,711)
Accumulated other comprehensive loss	(17,854)	(2,130)
Total stockholders’ equity	1,428,121	1,424,329
Total liabilities and stockholders’ equity	$2,852,049	$2,379,654
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$57,077	$30,217	$164,815	$69,673
Tenant reimbursements	12,044	5,085	35,741	10,845
Interest income from real estate loans receivable	9,351	7,243	27,037	20,088
Other operating income	4,098	721	9,328	1,466
Total revenues	82,570	43,266	236,921	102,072
Expenses:
Operating, maintenance, and management	15,422	7,804	44,041	17,835
Real estate taxes and insurance	8,249	3,617	25,391	7,643
Asset management fees to affiliate	5,156	2,877	14,713	6,184
Real estate acquisition fees to affiliates	1,021	6,850	4,021	8,439
Real estate acquisition fees and expenses	241	5,793	2,552	6,718
General and administrative expenses	716	954	3,196	3,122
Depreciation and amortization	30,554	17,129	89,268	40,465
Interest expense	13,169	5,952	36,677	10,310
Total expenses	74,528	50,976	219,859	100,716
Other income:
Other interest income	37	68	98	239
Net income (loss)	$8,079	$(7,642)	$17,160	$1,595
Net income (loss) per common share, basic and diluted	$0.04	$(0.06)	$0.09	$0.01
Weighted-average number of common shares outstanding, basic and diluted	190,522,710	134,108,105	188,818,780	115,611,704
Distributions declared per common share	$0.164	$0.164	$0.486	$0.486
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2010 and the Nine Months Ended September 30, 2011 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2009	93,167,161	$932	$810,006	$(36,376)	$—	$774,562
Comprehensive income:
Net income	—	—	—	5,508	—	5,508
Unrealized losses on derivative instruments	—	—	—	—	(2,130)	(2,130)
Total comprehensive income						3,378
Issuance of common stock	85,838,625	858	852,417	—	—	853,275
Redemptions of common stock	(2,265,921)	(23)	(21,237)	—	—	(21,260)
Transfers to redeemable common stock	—	—	(22,046)	—	—	(22,046)
Distributions declared	—	—	—	(81,843)	—	(81,843)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(74,346)	—	—	(74,346)
Other offering costs	—	—	(7,391)	—	—	(7,391)
Balance, December 31, 2010	176,739,865	$1,767	$1,537,403	$(112,711)	$(2,130)	$1,424,329
Comprehensive income:
Net income	—	—	—	17,160	—	17,160
Unrealized losses on derivative instruments	—	—	—	—	(15,724)	(15,724)
Total comprehensive income						1,436
Issuance of common stock	15,827,740	159	154,370	—	—	154,529
Redemptions of common stock	(1,503,788)	(15)	(14,334)	—	—	(14,349)
Transfers to redeemable common stock	—	—	(36,317)	—	—	(36,317)
Distributions declared	—	—	—	(91,806)	—	(91,806)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(8,864)	—	—	(8,864)
Other offering costs	—	—	(837)	—	—	(837)
Balance, September 30, 2011	191,063,817	$1,911	$1,631,421	$(187,357)	$(17,854)	$1,428,121
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$17,160	$1,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,268	40,465
Noncash interest income on real estate-related investments	(5,081)	(4,690)
Deferred rent	(15,648)	(4,195)
Bad debt expense	148	18
Amortization of above- and below-market leases, net	(943)	(3,818)
Amortization of deferred financing costs	2,195	533
Increase in fair value of contingent consideration	(339)	(123)
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	552	(624)
Rents and other receivables	(3,247)	(12,647)
Prepaid expenses and other assets	(4,160)	(3,120)
Accounts payable and accrued liabilities	6,798	20,853
Other liabilities	715	1,118
Net cash provided by operating activities	87,418	35,365
Cash Flows from Investing Activities:
Acquisitions of real estate	(533,255)	(1,090,784)
Additions to real estate	(16,545)	(3,261)
Investments in real estate loans receivable	(15,605)	(111,116)
Principal repayments on real estate loans receivable	184	—
Decrease (increase) in restricted cash for capital expenditures	214	(172)
Net cash used in investing activities	(565,007)	(1,205,333)
Cash Flows from Financing Activities:
Proceeds from notes payable	380,998	609,622
Transfer of financial asset	45,000	—
Principal payments on notes payable	(16,885)	(32,833)
Payments of deferred financing costs	(4,288)	(6,173)
Contingent consideration related to acquisition of real estate	—	(3,611)
Return of contingent consideration related to acquisition of real estate	1,316	349
Proceeds from issuance of common stock	103,869	501,794
Payments to redeem common stock	(14,349)	(17,206)
Payments of commissions on stock sales and related dealer manager fees	(8,864)	(46,150)
Payments of other offering costs	(1,201)	(4,945)
Distributions paid to common stockholders	(40,122)	(23,811)
Net cash provided by financing activities	445,474	977,036
Net decrease in cash and cash equivalents	(32,115)	(192,932)
Cash and cash equivalents, beginning of period	82,413	273,821
Cash and cash equivalents, end of period	$50,298	$80,889
Supplemental Disclosure of Cash Flow Information:
Interest paid	$33,308	$7,913
Supplemental Disclosure of Noncash Transactions:
Mortgage debt assumed on real estate acquisition	$—	$16,985
Increase in distributions payable	$1,024	$2,551
Increase in lease commissions payable	$517	$771
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$50,660	$29,851
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of September 30, 2011, the Company owned 26 real estate properties (consisting of 19 office properties, one office/flex property, a portfolio of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and seven real estate loans receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. As of September 30, 2011, the Company had sold 12,331,776 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $117.2 million. Also as of September 30, 2011, the Company had redeemed 3,969,592 shares sold in the Offering for $37.5 million.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010, except for the addition of an accounting policy related to the transfers of financial assets described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the financial statements in accordance with the Standards of United States Public Company Accounting Oversight Board.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2011 and 2010, respectively.
Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2011 and 2010. For the three and nine months ended September 30, 2011 and 2010, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2011 through September 30, 2011 and January 1, 2010 through September 30, 2010 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 11, “Segment Information.”
Transfers of Financial Assets
The Company accounts for transfers of real estate loans receivable to unrelated entities in accordance with ASC 860, Transfers and Servicing (“ASC 860”). When a real estate loan receivable is divided into multiple tranches and one or more of the tranches is transferred to an unrelated third party, the Company determines if each of the tranches of the loan would qualify as participating interests. If the tranches do not qualify as participating interests, the Company would account for the transfer as a secured borrowing with a pledge of collateral. As a result, the Company would continue to report the transferred financial asset in its consolidated balance sheet and recognize interest income on the entire note. Proceeds from the transferee are treated as a secured borrowing and recorded as a note payable. Interest income allocated to the transferee is recorded as interest expense on the Company’s consolidated statement of operations. See Note 6, “Real Estate Loans Receivable - Recent Originations - One Kendall Square First Mortgage.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

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
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.  The Company does not expect the adoption of ASU No. 2011-04 will have a material impact to its consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 updated accounting guidance to clarify certain determining factors, such as when a concession has been granted and when a debtor is experiencing financial difficulties, in evaluating whether or not a debt restructuring is deemed to be a “Troubled Debt Restructuring.” The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Company adopted ASU No. 2011-02 during the quarter ended September 30, 2011, and such adoption did not have a material impact on the Company’s consolidated financial statements. The adoption of ASU No. 2011-02 could result in an increase of future debt restructurings, if any, recorded as “Troubled Debt Restructurings,” which could have a material impact to the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. The Company adopted ASU No. 2010-20 during the quarter ended September 30, 2011, in conjunction with the effective date of ASU No. 2011-02. The adoption of ASU No. 2010-20 requires additional disclosures, but does not have a material impact on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

3. RECENT ACQUISITIONS OF REAL ESTATE
During the nine months ended September 30, 2011, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Gateway Corporate Center	Sacramento	CA	01/26/2011	$6,380	$31,272	$7,674	$2,073	$(464)	$46,935
601 Tower at Carlson Center	Minnetonka	MN	02/03/2011	4,350	42,182	7,445	564	(143)	54,398
I-81 Industrial Portfolio	Various	PA	02/16/2011	7,250	62,655	12,820	7,275	—	90,000
Two Westlake Park	Houston	TX	02/25/2011	7,000	67,590	10,291	111	(5,570)	79,422
CityPlace Tower	West Palm Beach	FL	04/06/2011	17,460	90,472	16,067	3,002	(501)	126,500
Fountainhead Plaza	Tempe	AZ	09/13/2011	12,300	99,108	24,592	—	—	136,000
				$54,740	$393,279	$78,889	$13,025	$(6,678)	$533,255
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Gateway Corporate Center	8.7	8.8	9.2
601 Tower at Carlson Center	3.2	4.7	2.6
I-81 Industrial Portfolio	5.9	6.1	—
Two Westlake Park	3.5	2.4	4.8
CityPlace Tower	8.2	8.0	8.4
Fountainhead Plaza	11.9	—	—
The Company recorded each acquisition as a business combination and expensed $1.3 million and $6.6 million of acquisition costs related to these properties for the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2011, the Company recognized $12.8 million and $29.0 million of total revenues from these properties, respectively. During the three and nine months ended September 30, 2011, the Company recognized $5.4 million and $14.4 million of operating income from these properties, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

4. REAL ESTATE
As of September 30, 2011, the Company’s real estate portfolio was composed of 19 office properties, one office/flex property, a portfolio of four industrial properties, two industrial properties and a leasehold interest in one industrial property, encompassing in the aggregate approximately 10.8 million rentable square feet. As of September 30, 2011, the Company’s real estate portfolio was 96% occupied. The following table summarizes the Company’s investments in real estate as of September 30, 2011 and December 31, 2010 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
As of September 30, 2011:
Office	$232,047	$1,824,845	$305,807	$2,362,699
Industrial (1)	13,200	94,972	19,883	128,055
Cost	$245,247	$1,919,817	$325,690	$2,490,754
Accumulated depreciation/amortization	—	(93,894)	(68,466)	(162,360)
Net Amount	$245,247	$1,825,923	$257,224	$2,328,394

As of December 31, 2010:
Office	$184,557	$1,478,777	$244,967	$1,908,301
Industrial (1)	5,950	32,328	7,297	45,575
Cost	$190,507	$1,511,105	$252,264	$1,953,876
Accumulated depreciation/amortization	—	(47,307)	(33,166)	(80,473)
Net Amount	$190,507	$1,463,798	$219,098	$1,873,403
_____________________
(1) Includes an investment in the rights to a ground lease. The ground lease expires in February 2050.
As of September 30, 2011, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$594,137	20.8%	$44,339	$34.80	97.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease's inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2011, the leases had remaining terms (excluding options to extend) of up to 17.4 years with a weighted-average remaining term (excluding options to extend) of 6.6 years. The leases may have provisions to extend the term of the leases, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.7 million and $2.7 million as of September 30, 2011 and December 31, 2010, respectively.
During the nine months ended September 30, 2011 and 2010, the Company recognized deferred rent from tenants of $15.6 million and $4.2 million, respectively, net of lease incentive amortization. As of September 30, 2011 and December 31, 2010, the cumulative deferred rent balance was $32.5 million and $15.5 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.1 million and $3.9 million of unamortized lease incentives as of September 30, 2011 and December 31, 2010, respectively.
As of September 30, 2011, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

October 1, 2011 through December 31, 2011	$59,328
2012	216,587
2013	202,457
2014	189,578
2015	164,636
Thereafter	934,599
$1,767,185
As of September 30, 2011, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	56	$50,843	21.6%
Finance	86	49,240	20.9%
Other Professional Services	61	35,042	14.9%
		$135,125	57.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the nine months ended September 30, 2011 and 2010, the Company recorded bad debt expense related to its tenant receivables of $0.1 million and $18,000, respectively. As of September 30, 2011, the Company had a bad debt reserve of approximately $0.2 million, which represents less than 1% of annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

As of September 30, 2011, the Company had a concentration of credit risk related to the following tenant lease that represents more than 10% of the Company’s annualized base rent:

			Net Rentable Sq. Ft.		Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
Kirkland & Ellis	300 N. LaSalle Building	Legal Services	687,857	6.4%	$25,347	10.8%	$36.85	02/28/2029
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of September 30, 2011 and does not take into account any tenant renewal options.
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of September 30, 2011 and December 31, 2010, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Cost	$325,690	$252,264	$63,871	$51,024	$(50,392)	$(44,100)
Accumulated Amortization	(68,466)	(33,166)	(8,274)	(2,568)	15,054	8,613
Net Amount	$257,224	$219,098	$55,597	$48,456	$(35,338)	$(35,487)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Amortization expense	$(13,629)	$(7,595)	$(2,026)	$(884)	$2,287	$1,487

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Amortization expense	$(40,763)	$(19,795)	$(5,884)	$(1,280)	$6,827	$5,098

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

6. REAL ESTATE LOANS RECEIVABLE
As of September 30, 2011 and December 31, 2010, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2011 (1)	Book Value as of September 30, 2011 (2)	Book Value as of December 31, 2010 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Northern Trust Building A-Note
San Diego, California	12/31/2008	Office	A-Note	$94,500	$65,514	$63,244	5.6%	13.0%	10/01/2017
One Liberty Plaza Notes (5)
New York, New York	02/11/2009	Office	Mortgage	114,816	76,835	73,914	6.1%	15.0%	08/06/2017
Tuscan Inn First Mortgage Origination
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	19,856	20,027	8.3%	8.7%	01/21/2015
Chase Tower First Mortgage Origination (6)
Austin, Texas	01/25/2010	Office	Mortgage	59,200	59,215	59,218	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (7)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	32,673	32,673	31,900	(7)	9.5%	07/01/2014
One Kendall Square First Mortgage Origination (8)
Cambridge, Massachusetts	11/22/2010	Mixed-use Facility	Mortgage Participation	87,500	88,650	88,456	(8)	7.0%	12/01/2013
Sheraton Charlotte Airport Hotel First Mortgage (9)
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	14,500	$14,518	—	7.5%	7.6%	08/01/2018
				$423,389	$357,261	$336,759
_____________________
(1) Outstanding principal balance as of September 30, 2011 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2011, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of September 30, 2011.
(4) Maturity dates are as of September 30, 2011.
(5) Monthly installments on the One Liberty Plaza Notes were interest-only until August 2011. For the final six years on the notes, principal on the loan amortizes on a 30-year amortization schedule, with the remaining principal balance due at maturity.
(6) Monthly installments on the Chase Tower First Mortgage are interest-only for the first three years, followed by principal and interest payments with principal calculated using an amortization of 30 years for the balance of the term, with the remaining principal balance due at maturity.
(7) As of September 30, 2011, $31.9 million had been disbursed under the Pappas Commerce First Mortgage. Interest on the first mortgage is calculated at a fixed rate of 9.5%. Outstanding principal balance also includes a protective advance of $0.8 million made on June 22, 2011 to cover property taxes and to fund the tax and insurance reserve account. Interest on the protective advance is calculated at a fixed rate of 14.5%.
(8) Monthly installments on One Kendall Square First Mortgage are interest-only during the initial term of the loan. On April 5, 2011, the Company, through an indirect wholly owned subsidiary, entered into a note splitter agreement with the borrower under the One Kendall Square First Mortgage and restructured the One Kendall Square First Mortgage to provide for two debt tranches with varying interest rates. See “-Recent Originations - One Kendall Square First Mortgage.”
(9) Monthly installments on the Sheraton Charlotte Airport Hotel First Mortgage are interest-only for the first two years, followed by principal and interest payments with principal calculated using an amortization of 30 years for the balance of the term, with the remaining principal balance due at maturity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The following summarizes the activity related to the real estate loans receivable for the nine months ended September 30, 2011 (in thousands):

Real estate loans receivable - December 31, 2010	$336,759
Face value of real estate loan receivable originated	14,500
Principal repayment received on real estate loan receivable	(184)
Accretion of discounts on purchased real estate loans receivable	5,469
Closing costs and origination fees on origination of real estate loans receivable	332
Amortization of closing costs and origination fees on real estate loans receivable	(388)
Pappas Commerce First Mortgage Origination - protective advance	773
Real estate loans receivable - September 30, 2011	$357,261
For the three and nine months ended September 30, 2011 and 2010, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Contractual interest income	$7,580	$5,606	$21,956	$15,398
Accretion of purchase discounts	1,906	1,658	5,469	4,752
Amortization of closing costs and origination fees	(135)	(21)	(388)	(62)
Interest income from real estate loans receivable	$9,351	$7,243	$27,037	$20,088
As of September 30, 2011 and December 31, 2010, interest receivable from real estate loans receivable was $2.4 million, respectively, and was included in rents and other receivables.
The following is a schedule of maturities for all real estate loans receivable outstanding as of September 30, 2011 (in thousands):

	Current Maturity		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value	Face Value (Funded)	Book Value
October 1, 2011 through December 31, 2011	$—	$—	$—	$—
2012	—	—	—	—
2013	87,500	88,650	—	—
2014	32,673	32,673	32,673	32,673
2015	79,400	79,071	166,900	167,721
Thereafter	223,816	156,867	223,816	156,867
	$423,389	$357,261	$423,389	$357,261
_____________________
(1) The schedule of current maturities above represents the contractual maturity dates and outstanding balances as of September 30, 2011. Certain of the real estate loans receivable have extension options available to the borrowers, subject to certain conditions, that have been reflected in the schedule of fully extended maturities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
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
Since the Note A and Note B tranches of the One Kendall Square First Mortgage do not qualify as participating interests, as defined in ASC 860, the Company accounted for the sale of its $45.0 million interest in Note A as a secured borrowing with a pledge of collateral and continued to record the Company’s entire $87.5 million interest in the One Kendall Square First Mortgage as a real estate loan receivable. For the same reason, its $45.0 million interest in Note A is recorded as a note payable in the accompanying consolidated balance sheets. Interest income allocated to the transferee is recorded as interest expense on the Company’s consolidated statement of operations. Interest income from the One Kendall Square First Mortgage for the three and nine months ended September 30, 2011 was $1.6 million and $4.7 million, net of amortization of closing costs and origination fees, respectively. Interest expense from the One Kendall Square First Mortgage for the three and nine months ended September 30, 2011 was $0.5 million and $1.0 million, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

7. NOTES PAYABLE
As of September 30, 2011 and December 31, 2010, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of September 30, 2011	Principal as of December 31, 2010	Contractual Interest Rate as of September 30, 2011(1)	Effective Interest Rate at September 30, 2011 (1)	Payment Type	Maturity Date (2)
100 & 200 Campus Drive Mortgage Loan (3)	$55,000	$55,000	One-month LIBOR + 3.25%	5.1%	Interest Only	02/26/2014
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	Interest Only	04/10/2014
Portfolio Revolving Loan Facility (4) (5)	100,000	65,000	One-month LIBOR + 3.00% (5)	4.8%	Interest Only	04/30/2014
Willow Oaks Revolving Loan (6)	33,000	13,000	(6)	4.4%	Interest Only	08/01/2013
300 N. LaSalle Building Mortgage Loan	350,000	350,000	4.25%	4.3%	Interest Only	08/01/2015
Torrey Reserve West Mortgage Loan (7)	—	16,885	(7)	(7)	(7)	(7)
Union Bank Plaza Mortgage Loan (8)	105,000	105,000	One-month LIBOR + 1.75%	3.4%	Interest Only	09/15/2015
Portfolio Bridge Loan (9)	—	40,622	(9)	(9)	(9)	(9)
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
National City Tower Mortgage Loan (9)	—	69,000	(9)	(9)	(9)	(9)
Portfolio Loan (10)	348,300	—	One-month LIBOR + 2.15%	3.7%	Interest Only	01/27/2016
One Kendall Square Borrowing (11)	45,000	—	One-month LIBOR + 2.50%	4.0%	Interest Only	12/01/2013
601 Tower Mortgage Loan (12)	16,320	—	(12)	3.5%	Interest Only	06/03/2015
CityPlace Tower Mortgage Loan (13)	71,000	—	3.59%	3.6%	Interest Only	08/01/2015
	$1,237,270	$828,157
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2011. Effective interest rate is calculated as the actual interest rate in effect at September 30, 2011 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates), using interest rate indices at September 30, 2011, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2011; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) As of September 30, 2011, $55.0 million had been disbursed to the Company and $9.6 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(4) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. As of September 30, 2011, $100.0 million had been disbursed to the Company.
(5) The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.25%; however, there is no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years or any shorter term expiring on the maturity date.
(6) On July 26, 2010, the Company entered into a three-year $65.0 million revolving loan. As of September 30, 2011, $33.0 million had been disbursed to the Company and $32.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point during the initial term may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract.
(7) On March 10, 2011, the Company used proceeds from the Portfolio Loan to repay this loan in full. See “- Recent Financing Transactions - Portfolio Loan.”
(8) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of September 30, 2011, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(9) In connection with the closing of the Portfolio Loan, the Company consolidated this loan into the Portfolio Loan. See “-Recent Financing Transactions - Portfolio Loan.”
(10) See “-Recent Financing Transactions - Portfolio Loan.”
(11) See Note 6, “Real Estate Loans Receivable - Recent Originations - One Kendall Square First Mortgage.”
(12) On June 6, 2011, the Company entered into a four-year $32.6 million revolving credit loan. As of September 30, 2011, $16.3 million had been disbursed to the Company under a mortgage loan and $16.3 million remained available for future disbursements under a revolving loan facility, subject to certain conditions set forth in the loan agreement. The interest rate under the $16.3 million outstanding as of September 30, 2011 is calculated at a fixed rate of 3.54% per annum. The interest rate under the $16.3 million available for future disbursements as of September 30, 2011 is calculated at a variable rate of 220 basis points over one-month LIBOR. See “-Recent Financing Transactions - 601 Tower Mortgage Loan.”
(13) See “-Recent Financing Transactions - CityPlace Tower Mortgage Loan.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

As of September 30, 2011 and December 31, 2010, the Company’s deferred financing costs were $8.3 million and $6.2 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2011, the Company incurred $13.2 million and $36.7 million of interest expense, respectively. During the three and nine months ended September 30, 2010, the Company incurred $6.0 million and $10.3 million of interest expense, respectively. As of September 30, 2011 and December 31, 2010, $4.1 million and $2.9 million, respectively, of interest expense was payable. Included in interest expense for the three and nine months ended September 30, 2011 was $0.6 million and $2.2 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2010 was $0.3 million and $0.5 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $2.2 million and $6.1 million for the three and nine months ended September 30, 2011, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $0.5 million and $0.8 million for the three and nine months ended September 30, 2010, respectively.
The following is a schedule of maturities for all notes payable outstanding as of September 30, 2011 (in thousands):

	Current Maturity	Fully Extended Maturity (1)
October 1, 2011 through December 31, 2011	$—	$—
2012	—	—
2013	78,000	—
2014	248,850	93,850
2015	542,320	583,000
Thereafter	368,100	560,420
	$1,237,270	$1,237,270
_____________________
(1) Represents the maturities of all notes payable outstanding as of September 30, 2011, assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.
Certain of our notes payable contain financial and non-financial debt covenants. As of September 30, 2011, the Company was in compliance with all debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Recent Financing Transactions
Portfolio Loan
On January 28, 2011, the Company, through indirect wholly owned subsidiaries (the “Borrowers”), entered into a five‑year portfolio loan with Wells Fargo Bank, N.A. (the “Lender”) dated January 27, 2011 for an amount up to $360.0 million (the “Portfolio Loan ”). As of September 30, 2011, $348.3 million had been disbursed to the Borrowers, and the Borrowers had informed the lender they would not seek disbursement of the remaining $11.7 million available under the loan agreement. However, in the event of certain tenant expansions meeting requirements as defined in the loan agreement, the principal amount of the Portfolio Loan may be increased to $360.3 million. The Company incurred approximately $1.5 million in net loan costs in conjunction with the initial funding of the Portfolio Loan. The initial maturity date of the Portfolio Loan is January 27, 2016, with two one-year extension options, subject to the satisfaction of certain conditions by the Borrowers. The Portfolio Loan bears interest at a floating rate of 215 basis points over one-month LIBOR during the initial term of the loan, 240 basis points over one-month LIBOR during the first extension period of the loan and 265 basis points over one-month LIBOR during the second extension period of the loan. As of September 30, 2011, the Company had entered into various interest rate swap agreements with varying maturity dates, which effectively fixed the interest rate on $313.4 million of the $348.3 million outstanding at an average interest rate of 3.8%. See Note 8, “Derivative Instruments.” Monthly payments are interest only with the entire principal amount due at maturity, assuming no prior prepayment. The Borrowers may, upon no less than three business days’ notice to the Lender, prepay all or a portion of the Portfolio Loan, subject to possible exit fees. Any prepayment made on or after October 27, 2015 will not be subject to a prepayment fee.
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
The Portfolio Loan is secured by Hartman II Business Center, Plano Business Park, Horizon Tech Center, Dallas Cowboys Distribution Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center, I-81 Industrial Portfolio, Two Westlake Park and Torrey Reserve West.
601 Tower Mortgage Loan
On June 6, 2011, the Company, through an indirect wholly owned subsidiary (the “601 Tower Borrower”), entered into a four-year revolving credit loan with TD Bank, N.A. for borrowings up to $32.6 million secured by the 601 Tower at Carlson Center (the “601 Tower Mortgage Loan”). The 601 Tower Mortgage Loan is comprised of two tranches: (i) tranche A, a $16.3 million mortgage loan (“Tranche A”) and (ii) tranche B, a revolving loan facility for an amount up to $16.3 million (“Tranche B”). As of September 30, 2011, the outstanding principal balance was $16.3 million under Tranche A and $16.3 million remains available for future disbursements under Tranche B, subject to certain conditions set forth in the loan agreement. The 601 Tower Mortgage Loan matures on June 3, 2015, subject to two one-year extension options. Tranche A bears interest at a fixed rate of 3.54% per annum through the initial term. During the extended term, Tranche A bears interest at a variable rate of 220 basis points over one-month LIBOR or, at the election of the 601 Tower Borrower, a fixed rate equal to 220 basis points over the swap index rate having a maturity date closest to the extended maturity date. Monthly payments under Tranche A are interest-only during the initial term of the loan. During the extension periods, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 25 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity. The 601 Tower Borrower has the right to prepay all or a portion of Tranche A at any time, subject to possible prepayment fees. Tranche B bears interest at a variable rate of 220 basis points over one-month LIBOR. Monthly payments under Tranche B are interest-only.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

KBS REIT Properties II, LLC (“REIT Properties II”), one of the Company’s wholly owned subsidiaries that indirectly owns all of the Company’s properties, is providing a limited guaranty of the 601 Tower Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums which may result from certain actions or inactions by the 601 Tower Borrower. REIT Properties II is also providing a guaranty of any and all sums, including the principal balance outstanding under the 601 Tower Mortgage Loan, in the event of certain voluntary or involuntary bankruptcy or insolvency proceedings related to the 601 Tower at Carlson Center.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of September 30, 2011 and December 31, 2010. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	September 30, 2011	December 31, 2010
Interest Rate Swap	02/26/2010	02/26/2014	$10,000	One-month LIBOR/ Fixed at 2.30%	$(420)	$(322)
Interest Rate Swap	02/26/2010	02/26/2014	10,000	One-month LIBOR/ Fixed at 2.30%	(420)	(322)
Interest Rate Swap (1)	04/30/2010	04/30/2014	55,000	One-month LIBOR/ Fixed at 2.17%	(2,106)	(1,520)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(104)	(57)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(104)	(56)
Interest Rate Swap	09/15/2010	09/15/2015	105,000	One-month LIBOR/ Fixed at 1.70%	(3,332)	1,092
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(415)	(149)
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(415)	(149)
Interest Rate Swap	12/16/2010	01/01/2016	19,800	One-month LIBOR/ Fixed at 2.39%	(1,162)	(329)
Interest Rate Swap	12/20/2010	06/16/2015	69,000	One-month LIBOR/ Fixed at 1.94%	(2,788)	(318)
Interest Rate Swap	02/01/2011	01/01/2016	56,150	One-month LIBOR/ Fixed at 2.16%	(2,764)	—
Interest Rate Swap	02/01/2011	02/01/2015	8,400	One-month LIBOR/ Fixed at 1.75%	(282)	—
Interest Rate Swap	02/01/2011	02/01/2014	80,150	One-month LIBOR/ Fixed at 1.29%	(1,430)	—
Interest Rate Swap	03/08/2011	02/01/2014	85,900	One-month LIBOR/ Fixed at 1.45%	(1,857)	—
Interest Rate Swap	03/10/2011	02/01/2014	13,750	One-month LIBOR/ Fixed at 1.32%	(255)	—
Total derivatives designated as hedging instruments			$561,150		$(17,854)	(2,130)
_____________________
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized losses of $15.7 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) for the nine months ended September 30, 2011. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  As a result of utilizing derivative instruments designated as cash flow hedges to hedge our variable rate notes payable, the Company recognized an additional $6.1 million of interest expense related to the effective portion of cash flow hedges during the nine months ended September 30, 2011. The change in fair value of the ineffective portion is recognized directly in earnings. During the nine months ended September 30, 2011, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional unrealized losses related to derivative instruments designated as cash flow hedges. The present value of these additional unrealized losses totaled $7.4 million as of September 30, 2011 and were included in accumulated other comprehensive income (loss).
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Contingent consideration: The fair value of the Company’s contingent consideration is estimated using a probability‑weighted discounted cash flow analysis. The discounted cash flow analysis is based on management’s estimates of current market interest rates for instruments with similar characteristics and expected cash flows under this arrangement.
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010, which carrying amounts do not approximate the fair value (in thousands):

	September 30, 2011			December 31, 2010
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$423,389	$357,261	$431,033	$408,300	$336,759	$413,423
Financial liabilities:
Notes payable	1,237,270	1,237,270	1,245,430	828,157	828,157	829,914
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of September 30, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
During the nine months ended September 30, 2011, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$533,255	$—	$—	$533,255
Recurring Basis:
Contingent consideration	$2,086	$—	$—	$2,086
Liability derivatives	$(17,854)	$—	$(17,854)	$—
_____________________
(1) Amount reflects acquisition date fair values of real estate acquired in 2011.
10. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the nine months ended September 30, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2011 and 2010, respectively, and any related amounts payable as of September 30, 2011 and December 31, 2010 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2011	2010	2011	2010	2011	2010
Expensed
Asset management fees	$5,156	$2,877	$14,713	$6,184	$—	$—
Reimbursement of operating expenses (1)	15	1	38	3	—	9
Acquisition fees	1,021	6,850	4,021	8,439	—	—

Additional Paid-in Capital
Selling commissions	—	12,769	5,748	30,325	—	—
Dealer manager fees	—	6,193	3,116	15,823	—	—
Reimbursable other offering costs	—	677	283	2,175	—	364

Capitalized
Origination fees	145	29	145	1,113	—	—
Disposition fees (2)	—	—	450	—	—	—
	$6,337	$29,396	$28,514	$64,062	$—	$373
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursed under the Advisory Agreement through September 30, 2011. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) For the nine months ended September 30, 2011, the Company capitalized $0.5 million of disposition fees related to the sale and transfer of the Company’s interest in Note A of the One Kendall Square First Mortgage. Since the Note A and Note B tranches of the One Kendall Square First Mortgage do not qualify as participating interests, as defined in ASC 860, the Company accounted for the sale of its interest in Note A as a secured borrowing with a pledge of collateral and continued to record the Company’s entire $87.5 million interest in the One Kendall Square First Mortgage as a real estate loan receivable. Additionally, as Note A did not qualify as a participating interest, the transfer of Note A is recorded as a note payable in the accompanying consolidated balance sheets. The disposition fees are included in deferred financing costs, prepaid expenses and other assets in the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

11. SEGMENT INFORMATION
The Company presently operates in two business segments based on its investment types: real estate and real estate‑related. Under the real estate segment, the Company has invested in office, office/flex and industrial properties. Under the real estate-related segment, the Company has invested in or originated mortgage loans, a mortgage participation and an A‑Note. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate‑level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non‑GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and asset management fees. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non‑property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance, as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2011 and 2010 and total assets and total liabilities for each reportable segment as of September 30, 2011 and December 31, 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Real estate segment	$73,219	$36,023	$209,884	$81,984
Real estate-related segment	9,351	7,243	27,037	20,088
Total segment revenues	$82,570	$43,266	$236,921	$102,072

Interest Expense:
Real estate segment	$12,427	$5,715	$34,796	$9,448
Real estate-related segment	505	—	974	—
Total segment interest expense	12,932	5,715	35,770	9,448
Corporate-level	237	237	907	862
Total interest expense	$13,169	$5,952	$36,677	$10,310

NOI:
Real estate segment	$32,535	$16,470	$92,673	$42,136
Real estate-related segment	8,276	6,783	24,333	18,826
Total NOI	$40,811	$23,253	$117,006	$60,962

	As of September 30,	As of December 31,
	2011	2010
Assets:
Real estate segment	$2,465,429	$1,981,974
Real estate-related segment	360,054	339,146
Total segment assets	2,825,483	2,321,120
Corporate-level (1)	26,566	58,534
Total assets	$2,852,049	$2,379,654
Liabilities:
Real estate segment	$1,288,080	$901,270
Real estate-related segment	45,190	61
Total segment liabilities	1,333,270	901,331
Corporate-level (2)	11,035	10,688
Total liabilities	$1,344,305	$912,019
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $26.1 million and $58.5 million as of September 30, 2011 and December 31, 2010, respectively.
(2) As of September 30, 2011 and December 31, 2010, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The following table reconciles the Company’s net income (loss) to its NOI for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$8,079	$(7,642)	$17,160	$1,595
Other interest income	(37)	(68)	(98)	(239)
Real estate acquisition fees to affiliates	1,021	6,850	4,021	8,439
Real estate acquisition fees and expenses	241	5,793	2,552	6,718
General and administrative expenses	716	954	3,196	3,122
Depreciation and amortization	30,554	17,129	89,268	40,465
Corporate-level interest expense	237	237	907	862
NOI	$40,811	$23,253	$117,006	$60,962
12. PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2011 and 2010. The Company acquired five individual office properties and a portfolio of four industrial properties during the nine months ended September 30, 2011, all of which were accounted for as business combinations. The following unaudited pro forma information for the three and nine months ended September 30, 2011 and 2010 has been prepared to give effect to the acquisition of I-81 Industrial Portfolio and CityPlace Tower as if the acquisitions occurred on January 1, 2010. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$82,550	$48,200	$241,512	$115,827
Depreciation and amortization	$30,330	$18,856	$90,560	$45,619
Net income (loss)	$8,299	$(7,543)	$21,876	$2,934
Net income (loss) per common share, basic and diluted	$0.04	$(0.05)	$0.11	$0.02
Weighted-average number of common shares outstanding, basic and diluted	191,063,817	152,420,979	191,063,817	133,924,578
The unaudited pro forma information for the nine months ended September 30, 2011 was adjusted to exclude $3.3 million of acquisition costs related to the above properties incurred in 2011, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Geographic Concentration
The 300 N. LaSalle Building represented approximately 21% of the Company’s total assets as of September 30, 2011 and 21% of the Company’s total revenues for the three and nine months ended September 30, 2011, respectively. As a result of this investment, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2011.
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
Distributions Paid
On October 14, 2011, the Company paid distributions of $10.2 million, which related to distributions declared for each day in the period from September 1, 2011 through September 30, 2011.
Distributions Declared
On October 28, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2011 through November 30, 2011, which the Company expects to pay in December 2011. On November 2, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2011 through December 31, 2011, which the Company expects to pay in January 2012, and distributions based on daily record dates for the period from January 1, 2012 through January 31, 2012, which the Company expects to pay in February 2012. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Investments and Financings Subsequent to September 30, 2011
Purchase Agreement for One Meadowlands Plaza
On October 27, 2011, the Company, through an indirect wholly owned subsidiary, entered into a purchase agreement to purchase an office building containing 421,317 rentable square feet located on approximately 10.5-acres of land in East Rutherford, New Jersey (“One Meadowlands Plaza”). The seller is not affiliated with the Company or the Advisor. The purchase price of One Meadowlands Plaza is approximately $104.9 million plus closing costs. Pursuant to the purchase agreement, the Company would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. As of October 31, 2011, the Company had made deposits of $2.5 million, and in some circumstances, if the Company fails to complete the acquisition, the Company may forfeit $2.5 million of earnest money. As of October 27, 2011, One Meadowlands Plaza was 98% leased to 22 tenants.

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

•
All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, the entity that acted as our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor's compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•
We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, the funding of capital expenditures on our real estate investments, or the repayment of debt. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) and the risks identified in Post-Effective Amendment No. 14 to our Registration Statement (file no. 333-146341), filed with the SEC on April 5, 2011.
Overview
We were formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and intend to operate in such a manner. We have invested in a diverse portfolio of real estate and real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
We own a diverse portfolio of real estate and real estate-related investments. As of September 30, 2011, we owned 26 real estate properties (consisting of 19 office properties, one office/flex property, a portfolio of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and seven real estate loans receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of September 30, 2011, we had sold 12,331,776 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $117.2 million. Also as of September 30, 2011, we had redeemed 3,969,592 shares sold in the offering for $37.5 million.
Market Outlook – Real Estate and Real Estate Finance Markets
During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation.  Recent global economic events centered on the possible default of sovereign government debt in Europe and the lowering of the credit rating of the United States by Standard & Poor’s to AA+ from AAA have increased market volatility.
The health of the global capital markets remains a concern.  The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized.  The credit downgrade of the United States has increased these concerns, especially for the larger, money center banks.  Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
In Europe, the growing sovereign debt crisis remains a concern. The European banking system holds material quantities of sovereign debt on their balance sheets. A default or restructuring in any of a number of issuers could have a negative impact on the global banking system. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis the global credit markets have tightened, and the cost of capital, in general, has begun to increase.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Throughout the financial crisis and economic downturn, U.S. commercial real estate transactions experienced a sharp decline in volume. Very little market activity (buying or selling) took place in 2009 and the first half of 2010. In the second half of 2010 and the first half of 2011 the markets experienced a rebound in transaction activity. High-quality assets in primary (top-tier) markets experienced the largest increase in transaction volume. This resurgence in market activity has spread to secondary and tertiary markets as post-crisis market conditions improved and economic growth stabilized.
Beginning in 2010, the U.S. commercial real estate industry has experienced some improvement in fundamental credit statistics such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth, which is by no means a given. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.
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
Impact on Our Real Estate Investments
These market conditions have had and will likely continue to have a significant impact on our real estate investments, creating a highly competitive leasing environment. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the life of many of our investments.
Impact on Our Real Estate-Related Investments
Our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments have been impacted to some degree by the same factors impacting our real estate investments.
As of September 30, 2011, we had fixed rate real estate loans receivable with a principal value of $335.9 million and a carrying value (including origination and closing costs) of $268.6 million that mature between 2014 and 2018 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $88.7 million that matures in 2013.
Impact on Our Financing Activities
In light of the risks associated with declines of operating cash flows from our real estate properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of September 30, 2011, we had debt obligations in the aggregate principal amount of $1.2 billion, all of which mature between 2013 and 2016. We have a total of $531.2 million of fixed rate notes payable and $706.1 million of variable rate notes payable. The interest rates on $561.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of September 30, 2011, we had no mortgage debt outstanding scheduled to mature within 12 months of that date.

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
We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. To date, we have invested substantially all of the net proceeds from our initial public offering but could potentially make a limited number of investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from debt financing, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate properties and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of September 30, 2011, we have an aggregate of $57.9 million available for future disbursements under three credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2011, our real estate portfolio was 96% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees and debt service payments. Cash flows from operations from our real estate-related investments are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make their debt service payments. As of September 30, 2011, the borrowers under our real estate loans receivable were all current.
For the nine months ended September 30, 2011, our cash needs for acquisitions, capital expenditures and payment of debt obligations were met with the proceeds from debt financing and proceeds from our initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the nine months ended September 30, 2011 using a combination of cumulative cash flows from operations and debt financing. We believe that our cash on hand, proceeds from our dividend reinvestment plan, cash flow from operations, availability under our credit facilities and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows from Operating Activities
We commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. As of September 30, 2011, we owned 26 real estate properties (consisting of 19 office properties, one office/flex property, a portfolio consisting of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and seven real estate loans receivable. During the nine months ended September 30, 2011, net cash provided by operating activities was $87.4 million, compared to $35.4 million during the nine months ended September 30, 2010. Net cash from operations increased in 2011 primarily due to increases in rental revenue from our real estate properties and increases in contractual interest income from our real estate-related investments as a result of our investment activities during 2010 and 2011, partially offset by increases in operating expenses and asset management fees. We expect that our cash flows from operating activities will increase in future periods as a result of owning investments acquired in 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash used in investing activities was $565.0 million for the nine months ended September 30, 2011, and primarily consisted of the following:

•	Acquisitions of five individual office properties and a portfolio of four industrial properties for an aggregate purchase price of $533.3 million;

•	$16.5 million of additions to real estate; and

•	The origination of one real estate loan receivable and a protective advance on another real estate loan receivable, net of closing costs and origination fees of $15.6 million.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our now terminated initial public offering, debt financings and distributions paid to our stockholders. During the nine months ended September 30, 2011, net cash provided by financing activities was $445.5 million and consisted primarily of the following:

•
$404.8 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $426.0 million, partially offset by principal payments on notes payable of $16.9 million and payments of deferred financing costs of $4.3 million;

•
$93.8 million of cash provided by offering proceeds related to our now terminated initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $10.1 million;

•	$40.1 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $50.7 million; and

•	$14.3 million of cash used for redemptions of common stock.
Contractual Commitments and Contingencies
In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may in the future utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our initial public offering and arranged financing for our investments, we expect our debt financing and other liabilities to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. From time to time, our debt financing and other liabilities may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of September 30, 2011, our borrowings and other liabilities were approximately 45% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a summary of our contractual obligations as of September 30, 2011 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations (1)	$1,237,270	$—	$78,000	$791,170	$368,100
Interest payments on outstanding debt obligations (2)	181,750	13,004	102,430	65,373	943
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2011 (consisting of the contractual interest rate and the effect of interest rate floors and swaps). We incurred interest expense of $34.5 million, excluding amortization of deferred financing costs totaling $2.2 million, during the nine months ended September 30, 2011.
Results of Operations
Overview
As of September 30, 2010, we owned 11 office properties, one office/flex property, two industrial properties, a leasehold interest in one industrial property and five real estate loans receivable. As of September 30, 2011, we owned 19 office properties, one office/flex property, a portfolio of four industrial properties, two individual industrial properties, a leasehold interest in one industrial property and seven real estate loans receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2011 for an entire period and the anticipated future acquisition of a limited number of additional real estate and real estate-related investments. The results of operations presented for the three and nine months ended September 30, 2011 and 2010 are not directly comparable because we were still investing the proceeds from our initial public offering in 2011.
Comparison of the three months ended September 30, 2011 versus the three months ended September 30, 2010
The following table provides summary information about our results of operations for the three months ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2011	2010
Rental income	$57,077	$30,217	$26,860	89%	$26,973	$(113)
Tenant reimbursements	12,044	5,085	6,959	137%	6,554	405
Interest income from real estate loans receivable	9,351	7,243	2,108	29%	1,801	307
Other operating income	4,098	721	3,377	468%	3,383	(6)
Operating, maintenance, and management	15,422	7,804	7,618	98%	7,593	25
Real estate taxes and insurance	8,249	3,617	4,632	128%	4,467	165
Asset management fees to affiliate	5,156	2,877	2,279	79%	2,247	32
Real estate acquisition fees to affiliates	1,021	6,850	(5,829)	(85)%	(5,829)	—
Real estate acquisition fees and expenses	241	5,793	(5,552)	(96)%	(5,546)	(6)
General and administrative expenses	716	954	(238)	(25)%	n/a	n/a
Depreciation and amortization	30,554	17,129	13,425	78%	15,049	(1,624)
Interest expense	13,169	5,952	7,217	121%	6,226	991
Other interest income	37	68	(31)	(46)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 related to real estate and real estate-related investments acquired or originated on or after July 1, 2010.
(2) Represents dollar amount increase (decrease) for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 with respect to real estate and real estate-related investments owned by us during both periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements increased from $35.3 million for the three months ended September 30, 2010 to $69.1 million for the three months ended September 30, 2011, primarily as a result of acquisitions of real estate. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate investments.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $7.2 million for the three months ended September 30, 2010 to $9.4 million for the three months ended September 30, 2011, primarily as a result of the growth in our real estate loans receivable portfolio. Interest income included $1.8 million and $1.6 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended September 30, 2011 and 2010, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR, to the extent we have variable rate loans, and the potential impact of principal repayments.
Other operating income increased from $0.7 million for the three months ended September 30, 2010 to $4.1 million for the three months ended September 30, 2011, primarily as a result of the growth in our real estate portfolio. Other operating income consisted primarily of parking revenues related to properties acquired subsequent to September 30, 2010. We expect other operating income to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate investments.
Operating, maintenance and management costs increased from $7.8 million for the three months ended September 30, 2010 to $15.4 million for the three months ended September 30, 2011, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate investments.
Real estate taxes and insurance increased from $3.6 million for the three months ended September 30, 2010 to $8.2 million for the three months ended September 30, 2011, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate investments.
Asset management fees with respect to our real estate and real estate-related investments increased from $2.9 million for the three months ended September 30, 2010 to $5.2 million for the three months ended September 30, 2011, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of September 30, 2011 have been paid. We expect asset management fees to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate and real estate-related investments.
Real estate acquisition fees and expenses to affiliates and non-affiliates decreased from $12.6 million for the three months ended September 30, 2010 to $1.3 million for the three months ended September 30, 2011 as a result of our making fewer real estate acquisitions during the three months ended September 30, 2011. We acquired four properties at an aggregate purchase price of $898.7 million for the three months ended September 30, 2010. We acquired one property at $136.0 million for the three months ended September 30, 2011. We expect real estate acquisition fees and expenses to decrease in future periods as we have invested substantially all of the proceeds from our now terminated public offering.
General and administrative expenses decreased from $1.0 million for the three months ended September 30, 2010 to $0.7 million for the three months ended September 30, 2011 primarily due to an increase in the fair value of contingent consideration related to certain rent guarantees, partially offset by higher transfer agent fees. These general and administrative expenses also consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative costs to vary in future periods.
Depreciation and amortization increased from $17.1 million for the three months ended September 30, 2010 to $30.6 million  for the three months ended September 30, 2011, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $1.6 million decrease in depreciation and amortization from properties held throughout both periods primarily due to a decrease in amortization of tenant origination costs related to lease expirations subsequent to September 30, 2010. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense increased from $6.0 million for the three months ended September 30, 2010 to $13.2 million for the three months ended September 30, 2011. Included in interest expense is the amortization of deferred financing costs of $0.3 million and $0.6 million for the three months ended September 30, 2010 and September 30, 2011, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to September 30, 2010 and an increase in the average loan balance on our properties held throughout both periods. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Comparison of the nine months ended September 30, 2011 versus the nine months ended September 30, 2010
The following table provides summary information about our results of operations for the nine months ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2011	2010
Rental income	$164,815	$69,673	$95,142	137%	$96,549	$(1,407)
Tenant reimbursements	35,741	10,845	24,896	230%	25,900	(1,004)
Interest income from real estate loans receivable	27,037	20,088	6,949	35%	6,245	704
Other operating income	9,328	1,466	7,862	536%	7,796	66
Operating, maintenance, and management	44,041	17,835	26,206	147%	26,112	94
Real estate taxes and insurance	25,391	7,643	17,748	232%	17,879	(131)
Asset management fees to affiliate	14,713	6,184	8,529	138%	8,479	50
Real estate acquisition fees to affiliates	4,021	8,439	(4,418)	(52)%	(4,419)	1
Real estate acquisition fees and expenses	2,552	6,718	(4,166)	(62)%	(4,148)	(18)
General and administrative expenses	3,196	3,122	74	2%	n/a	n/a
Depreciation and amortization	89,268	40,465	48,803	121%	52,078	(3,275)
Interest expense	36,677	10,310	26,367	256%	21,424	4,943
Other interest income	98	239	(141)	(59)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 related to real estate and real estate-related investments acquired or originated on or after January 1, 2010.
(2) Represents dollar amount increase (decrease) for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 with respect to real estate and real estate-related investments owned by us during both periods.
Rental income and tenant reimbursements increased from $80.5 million for the nine months ended September 30, 2010 to $200.6 million for the nine months ended September 30, 2011, primarily as a result of acquisitions of real estate. The increase was partially offset by a $2.4 million net decrease in rental income and tenant reimbursements from properties held throughout both periods, which is primarily due to lease expirations subsequent to September 30, 2010. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate investments.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $20.1 million for the nine months ended September 30, 2010 to $27.0 million for the nine months ended September 30, 2011, primarily as a result of the growth in our real estate loans receivable portfolio. Interest income included $5.1 million and $4.7 million in accretion of purchase price discounts, net of amortization of closing costs, for the nine months ended September 30, 2011 and 2010, respectively. We expect interest income to increase in future periods as a result of owning the asset acquired during 2011 for an entire period. Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR, to the extent we have variable rate loans, and the potential impact of principal repayments.
Other operating income increased from $1.5 million for the nine months ended September 30, 2010 to $9.3 million for the nine months ended September 30, 2011, primarily as a result of the growth in our real estate portfolio. Other operating income consisted primarily of parking revenues related to properties acquired subsequent to September 30, 2010. We expect other operating income to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management costs increased from $17.8 million for the nine months ended September 30, 2010 to $44.0 million for the nine months ended September 30, 2011, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate investments.
Real estate taxes and insurance increased from $7.6 million for the nine months ended September 30, 2010 to $25.4 million for the nine months ended September 30, 2011, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate investments.
Asset management fees with respect to our real estate and real estate-related investments increased from $6.2 million for the nine months ended September 30, 2010 to $14.7 million for the nine months ended September 30, 2011, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of September 30, 2011 have been paid. We expect asset management fees to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate and real estate-related investments.
Real estate acquisition fees and expenses to affiliates and non-affiliates decreased from $15.2 million for the nine months ended September 30, 2010 to $6.6 million for the nine months ended September 30, 2011 as a result of our making fewer real estate acquisitions during the nine months ended September 30, 2011. We acquired 10 properties at an aggregate purchase price of $1.1 billion for the nine months ended September 30, 2010. We acquired five properties and one portfolio of four individual properties at an aggregate purchase price of $533.3 million for the nine months ended September 30, 2011. We expect real estate acquisition fees and expenses to decrease in future periods as we have invested substantially all of the proceeds from our now terminated public offering.
General and administrative expenses increased from $3.1 million for the nine months ended September 30, 2010 to $3.2 million for the nine months ended September 30, 2011 primarily due to higher dividend costs and miscellaneous general and administrative costs, offset by a decrease in legal fees and an increase in the fair value of contingent consideration related to certain rent guarantees. These general and administrative expenses consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization increased from $40.5 million for the nine months ended September 30, 2010 to $89.3 million for the nine months ended September 30, 2011, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $3.3 million decrease from properties held throughout both periods primarily due to a decrease in amortization of tenant origination costs related to lease expirations subsequent to September 30, 2010. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and as a result of the anticipated future acquisition of a limited number of additional real estate investments.
Interest expense increased from $10.3 million for the nine months ended September 30, 2010 to $36.7 million for the nine months ended September 30, 2011. Included in interest expense is the amortization of deferred financing costs of $0.5 million and $2.2 million for the nine months ended September 30, 2010 and September 30, 2011, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to September 30, 2010 and an increase in the average loan balance and the average interest rate on financings on our properties held throughout both periods. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. MFFO also excludes non-cash items such as straight-line rental revenue. In particular, we believe MFFO provides investors with information to help assess the sustainability of our operating performance after our acquisition stage is complete because it excludes acquisition fees and expenses that affect our operations only in the periods in which properties are acquired. Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, acquisition fees and expenses and the amortization of discounts and closing costs are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we hope to receive in a future period or rent that was received in a prior period;

•
Acquisition fees and expenses.  Prior to 2009, acquisition costs related to business combinations were capitalized; however, per updated accounting standards, beginning in 2009, acquisition costs are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been and will continue to be funded from the proceeds from our now terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance; and

•
Amortization of discounts and closing costs.  Discounts and closing costs related to debt investments are amortized over the term of the loan as an adjustment to interest income.  This application results in income recognition that is different than the underlying contractual terms of the debt investments.  We have excluded the amortization of discounts and closing costs related to our debt investments in our calculation of MFFO to more appropriately reflect the economic impact of our debt investments as discounts will not be economically recognized until the loan is repaid and closing costs are essentially the same as acquisition fees and expenses on real estate (discussed above).  We believe excluding these items provides investors with a  useful supplemental metric that directly addresses core operating performance.

Our calculation of FFO and MFFO is presented in the table below for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$8,079	$(7,642)	$17,160	$1,595
Depreciation of real estate assets	11,701	6,392	33,045	12,794
Amortization of lease-related costs	18,853	10,737	56,223	27,671
FFO	38,633	9,487	106,428	42,060
Real estate acquisition fees and expenses to affiliates	1,021	6,850	4,021	8,439
Real estate acquisition fees and expenses	241	5,793	2,552	6,718
Straight-line rent and amortization of above- and below-market leases	(4,988)	(3,084)	(16,591)	(8,013)
Amortization of discounts and closing costs	(1,771)	(1,637)	(5,081)	(4,690)
Adjustment to valuation of contingent purchase consideration	(474)	(123)	(339)	(123)
MFFO	$32,662	$17,286	$90,990	$44,391
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Until we have fully invested the proceeds of our primary offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2011 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2011	$29,934	$0.160	$12,644	$16,072	$28,716	$9,396
Second Quarter 2011	30,659	0.162	13,670	17,257	30,927	41,353
Third Quarter 2011	31,213	0.164	13,808	17,331	31,139	36,669
	$91,806	$0.486	$40,122	$50,660	$90,782	$87,418
_____________________
(1) Distributions for the period from January 1, 2011 through September 30, 2011 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the nine months ended September 30, 2011, we paid aggregate distributions of $90.8 million, including $40.1 million of distributions paid in cash and $50.7 million of distributions reinvested through our dividend reinvestment plan. FFO and cash flow from operations for the nine months ended September 30, 2011 were $106.4 million and $87.4 million, respectively. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $87.4 million of current period operating cash flows and $3.4 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
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
Distributions Paid
On October 14, 2011, we paid distributions of $10.2 million, which related to distributions declared for each day in the period from September 1, 2011 through September 30, 2011.
Distributions Declared
On October 28, 2011, our board of directors declared distributions based on daily record dates for the period from November 1, 2011 through November 30, 2011, which we expect to pay in December 2011. On November 2, 2011, our board of directors declared distributions based on daily record dates for the period from December 1, 2011 through December 31, 2011, which we expect to pay in January 2012, and distributions based on daily record dates for the period from January 1, 2012 through January 31, 2012, which we expect to pay in February 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Investments and Financings Subsequent to September 30, 2011
Purchase Agreement for One Meadowlands Plaza
On October 27, 2011, we, through an indirect wholly owned subsidiary, entered into a purchase agreement to purchase an office building containing 421,317 rentable square feet located on approximately 10.5-acres of land in East Rutherford, New Jersey (“One Meadowlands Plaza”). The seller is not affiliated with us or our advisor. The purchase price of One Meadowlands Plaza is approximately $104.9 million plus closing costs. Pursuant to the purchase agreement, we would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. As of October 31, 2011, we had made deposits of $2.5 million, and in some circumstances, if we fail to complete the acquisition, we may forfeit $2.5 million of earnest money. As of October 27, 2011, One Meadowlands Plaza was 98% leased to 22 tenants.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2011, the fair value and carrying value of our fixed rate real estate loans receivable were $343.6 million and $268.6 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At September 30, 2011, the fair value of our fixed rate debt was $549.1 million and the carrying value of our fixed rate debt was $531.2 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $144.9 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $561.2 million of our variable rate debt. Based on interest rates as of September 30, 2011, if interest rates were 100 basis points higher during the 12 months ending September 30, 2012, interest expense on our variable rate debt would increase by $0.3 million and if interest rates were 100 basis points lower during the 12 months ending September 30, 2012, interest expense on our variable rate debt would decrease by $0.1 million. At September 30, 2011, we were exposed to market risks related to fluctuations in interest rates on our variable rate loan receivable outstanding with an outstanding principal balance of $87.5 million. An increase or decrease of 100 basis points in interest rates would have no impact on our future earnings and cash flows due to an interest rate floor on our variable rate loan receivable.
The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loan receivable at September 30, 2011 were 11.0% and 7.0%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at September 30, 2011, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt at September 30, 2011 were 4.4% and 4.0%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2011 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of September 30, 2011 where applicable.

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

b)
On April 22, 2008, our Registration Statement on Form S-11 (File No. 333-146341), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on April 22, 2008 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We ceased offering shares of common stock in our primary offering on December 31, 2010 and terminated our primary offering on March 22, 2011 upon the completion of review of subscriptions submitted in accordance with our processing procedures. We continue to offer shares of common stock under our dividend reinvestment plan. We may sell shares under our dividend reinvestment plan until we have sold all the shares under the plan.

We offered 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. As of September 30, 2011, we had sold 12,331,776 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $117.2 million. Also as of September 30, 2011, we had redeemed 3,969,592 shares sold in the offering for $37.5 million. As of September 30, 2011, we had incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We paid selling commissions and dealer manager fees to KBS Capital Markets Group in connection with our primary offering, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors LLC, our advisor, and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$167,207	Actual
Finders’ fees	—	Actual
Other underwriting compensation	10,330	Actual
Other organization and offering costs (excluding underwriting compensation)	9,899	Actual
Total expenses	$187,436
From the commencement of our initial public offering through September 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.7 billion, including net offering proceeds from our dividend reinvestment plan of $117.2 million.
We have used substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of September 30, 2011, we had used the net proceeds from our initial public offering and debt financing to purchase $2.9 billion in real estate and real estate-related investments, including $35.4 million of acquisition and origination fees and expenses.

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
During the nine months ended September 30, 2011, we fulfilled all redemption requests and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2011	153,255	$9.46	(3)
February 2011	180,593	$9.49	(3)
March 2011	148,978	$9.46	(3)
April 2011	162,948	$9.48	(3)
May 2011	207,488	$9.59	(3)
June 2011	141,079	$9.56	(3)
July 2011	145,189	$9.63	(3)
August 2011	152,813	$9.52	(3)
September 2011	210,825	$9.64	(3)
Total (4)	1,503,168
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2011, we redeemed $14.3 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2011 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2010 and redemptions through September 30, 2011, we may redeem up to $29.0 million of shares for the remainder of 2011.
(4) In addition to the redemptions under the share redemption program described above, during the nine months ended September 30, 2011, we repurchased 620 shares of our common stock at $10.00 per share for an aggregate price of $6,200, which is not included in this total.
Item 3. Defaults upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

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

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	November 7, 2011	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date:	November 7, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer