Form 10-K
period 2011-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2012-03-13
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10‑K or any amendment of this Form 10‑K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
While there is no established market for the Registrant's shares of common stock, the Registrant has made an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The Registrant ceased offering shares of common stock in its primary offering on December 31, 2010. The last price paid to acquire a share in the Registrant's primary public offering was $10.00 per share. On December 19, 2011, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.11 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2011. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
There were approximately 189,728,321 shares of common stock held by non‑affiliates as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter.
As of March 6, 2012, there were 191,544,571 outstanding shares of common stock of the Registrant.

Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10‑K portions of its Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders.

FORWARD‑LOOKING STATEMENTS
Certain statements included in this annual report on Form 10‑K are forward‑looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward‑looking statements. Further, forward‑looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward‑looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward‑looking statements:

•	We have a limited operating history. This inexperience makes our future performance difficult to predict.

•
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager and other KBS‑affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS‑advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

•
We pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our public offering, we paid substantial fees to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.

•
We have used and from time to time expect to continue to use proceeds from financings to fund a portion of our distributions during our operational stage. We may also fund such distributions from advances from our advisor or sponsors, from our advisor’s deferral of its asset management fee, from the net proceeds from the sale of real estate and from the receipt of principal payments on our real estate-related investments.

•
We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non‑renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders.

•
Our investments in real estate, mortgage loans, participations in mortgage loans and B-notes may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for the borrowers under our loan investments to meet their payment obligations to us. It could also make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

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

All forward‑looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10‑K.

PART I

ITEM 1.	BUSINESS
Overview
KBS Real Estate Investment Trust II, Inc. (the “Company”) was formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and it intends to operate in such a manner. The Company has invested in a diverse portfolio of real estate and real estate‑related investments. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership II, a Delaware limited partnership (the “Operating Partnership”), and their subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate and real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
On September 27, 2007, we filed a registration statement on Form S‑11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of December 31, 2011, we had sold 14,134,727 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $134.3 million. Also as of December 31, 2011, we had redeemed 5,111,193 of the shares sold in our offering for $48.9 million.
As of December 31, 2011, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and two industrial properties), a leasehold interest in one industrial property and seven real estate loans receivable.
Objectives and Strategies
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return our stockholders’ capital contributions.
We have sought to achieve these objectives by investing in and managing a diverse portfolio of real estate and real estate‑related investments and by acquiring these investments through a combination of equity raised in our initial public offering and debt financing. We have diversified our portfolio by investment size, investment type, investment risk and geographic region. Based on our investments to date, we have allocated approximately 90% of our portfolio to investments in core properties and allocated approximately 10% of our portfolio to real estate-related investments such as mortgage loans and participations in such loans.

The following chart illustrates the diversification of our investment portfolio as of December 31, 2011, across investment types based on the gross acquisition or origination price of the investments (including acquisition and origination costs and fees):
2011 Investment Highlights
During 2011, we purchased or originated:

•	six office properties encompassing 2,066,123 rentable square feet located throughout the United States for $546.2 million plus closing costs;

•	a portfolio of four industrial properties encompassing 1,644,480 rentable square feet located in Pennsylvania for $90.0 million plus closing costs; and

•	one first mortgage loan totaling $14.5 million plus origination and closing costs.
Real Estate Portfolio
Real Estate Investments
We have made investments in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near‑term lease rollover. To date we have invested in:

•
office properties - including low‑rise, mid‑rise and high‑rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation; and

•	industrial properties - including warehouse and distribution facilities, office/warehouse flex properties and light industrial properties.
We hold fee title or a long-term leasehold estate in our properties. All of our properties are located in the United States. We generally intend to hold our core properties for four to seven years, which we believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of properties. However, economic and market conditions may influence us to hold our investments for different periods of time.

As of December 31, 2011, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, two industrial properties and a leasehold interest in one industrial property encompassing 11.3 million rentable square feet. The following charts illustrate our geographic distribution based on total leased square feet and total annualized base rent as of December 31, 2011:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2011, our largest tenant, Kirkland & Ellis, represented 10.3% of our total annualized base rent. We had no other tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 36.1% of our total annualized base rent as of December 31, 2011. The chart below illustrates the diversity of tenant industries in our portfolio based on total annualized base rent as of December 31, 2011:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* All others include any industry less than 3% of total.
As of December 31, 2011, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	55	$49,931	20.3%
Finance	84	49,083	19.9%
		$99,014	40.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight‑line any contractual rent increases or decreases (including free rent), from the lease’s inception through the balance of the lease term.
The total cost of our real estate portfolio as of December 31, 2011 was $2.6 billion. Our real estate portfolio accounted for 89%, 82% and 77% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.
Real Estate‑Related Investments
As of December 31, 2011, we owned five mortgage loans, an A-Note loan and a participating interest with respect to another mortgage loan. We generally intend to hold our real estate‑related investments until maturity. However, economic and market conditions may influence the length of time that we hold these investments.

The total cost and book value of our real estate‑related investments as of December 31, 2011 were $339.6 million and $358.8 million, respectively. Our real estate‑related investments accounted for 11%, 18% and 23% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we had invested in fixed and variable rate loans receivable with book values of $270.3 million and $88.5 million, respectively, and the weighted‑average annualized effective interest rates on the fixed and variable rate loans receivable were 11.6% and 7.0%, respectively.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2011, the weighted‑average interest rate on our debt was 4.0%.
We borrow funds at both fixed and variable rates; as of December 31, 2011, we had $531.2 million and $862.1 million of fixed and variable rate debt outstanding, respectively. Of the variable rate debt outstanding, approximately $649.0 million was effectively fixed through the use of interest rate swap agreements. The weighted‑average interest rates of our fixed rate debt and variable rate debt as of December 31, 2011 were 4.4% and 3.7%, respectively. The weighted‑average interest rate represents the actual interest rate in effect as of December 31, 2011 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2011, where applicable.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the contractual and fully extended maturities of our debt as of December 31, 2011 (in thousands):

	Current Maturity	Extended Maturity
2012	$—	$—
2013	58,000	—
2014	203,850	93,850
2015	622,320	518,000
2016	509,100	332,000
Thereafter	—	449,420
	$1,393,270	$1,393,270
Our charter limits our borrowings and other liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed our charter limitation on borrowings during any quarter of 2011. As of December 31, 2011, our borrowings and other liabilities were approximately 49% of the cost (before depreciation or other noncash reserves) and 48% of the book value (before depreciation) of our tangible assets, respectively.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
During the past four years, there have been significant and widespread concerns about credit risk, both corporate and sovereign, and access to capital in the U.S. and global financial markets. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall health of consumers and businesses. Recent global economic events remain centered on the potential for the default of European sovereign debt and the impact that such an event would have on the rest of the world’s financial markets. During 2011, Standard and Poor’s downgraded the credit rating of the United States to AA+ from AAA. Moody’s recently downgraded Italy, Spain, Portugal and Greece and placed the UK and France on negative watch. These events have led to increased volatility in the capital markets.

In this environment, the health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are adequately capitalized. The credit downgrade of the United States has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses.
In Europe, the unresolved sovereign debt crisis remains a concern. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global banking system is a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis the global credit markets have tightened, and the cost of capital, in general, has begun to increase.
Throughout the financial crisis and economic downturn, U.S. commercial real estate transactions experienced a sharp decline in volume. Very little market activity (buying or selling) took place in 2009 and the first half of 2010. In the second half of 2010 and the first half of 2011, the markets experienced a rebound in transaction activity. High-quality assets in primary (top-tier) markets experienced the largest increase in transaction volume. The second half of 2011, however, witnessed a significant slowdown in the level of market activity. Uncertainty in areas such as the cost of capital, and the ability to hedge asset risks, produced enough friction to bring transaction volumes down. However, toward the end of December and the beginning of the first quarter of 2012, the U.S. commercial real estate markets showed signs of recovery and increased transaction volumes.
While there are signs of improvement for commercial real estate, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2011, but market volatility has increased caution among lenders and can affect capital supply. CMBS lending, which was shut down in the second half of 2011, began again during the first quarter of 2012.
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
Impact on Our Real Estate Investments
These market conditions have had and will likely continue to have a significant impact on our real estate investments, creating a highly competitive leasing environment. In addition, these market conditions have impacted our tenants’ businesses, which may make it more difficult for them to meet current lease obligations and may place pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and potential future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, may result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the life of many of our investments.
Impact on Our Real Estate-Related Investments
Our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments have been impacted to some degree by the same factors impacting our real estate investments.
As of December 31, 2011, we had fixed rate real estate loans receivable with an outstanding principal balance of $335.6 million and a carrying value (including origination and closing costs) of $270.3 million that mature between 2014 and 2018 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $88.5 million that matures in 2013.

Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows from our real estate properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or we may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of December 31, 2011, we had debt obligations in the aggregate principal amount of $1.4 billion, all of which have an initial maturity between 2013 and 2016. We have a total of $531.2 million of fixed rate notes payable and $862.1 million of variable rate notes payable. The interest rates on $649.0 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of December 31, 2011, we had no mortgage debt outstanding scheduled to mature within 12 months of that date.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the management of the daily operations of our real estate and real estate‑related investment portfolio; the disposition of real estate and real estate‑related investments; and other general and administrative responsibilities. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.
Competitive Market Factors
The United States commercial real estate leasing markets remain competitive. We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos‑containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.
All of our properties were subject to Phase I environmental assessments at the time they were acquired. Some of our properties are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our properties and our purchase of pollution and remediation legal liability insurance with respect to some of our properties, we do not believe that environmental conditions at our properties are likely to have a material adverse effect on our operations.
Industry Segments
We operate in two business segments. Our segments are based on our method of internal reporting which classifies operations by investment type: real estate and real estate‑related. For financial data by segment, see Note 11 “Segment Information” in the notes to our consolidated financial statements filed herewith.

Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 620 Newport Center Drive, Suite 1300, Newport Beach, CA 92660. Our telephone number, general facsimile number and website address are (949) 417‑6500, (949) 417‑6520 and http://www.kbsreitii.com, respectively.
Available Information
Access to copies of our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.kbsreitii.com, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS
The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward‑looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to the public offering price and the estimated value per share. As such, our stockholders should purchase shares in our dividend reinvestment plan only if they will not need to realize the cash value of their investment for an extended period.
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price and our estimated value per share. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should purchase shares in our dividend reinvestment plan only as a long‑term investment and be prepared to hold them for an indefinite period of time.
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

Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.  Liquidity in the global credit market has been severely contracted by market disruptions, and new lending is expected to remain subdued in the near term.  We have relied on debt financing to finance our properties and real estate-related assets.  As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms or at all.  If we are not able to refinance existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets.
Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments.  Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values.  Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts we paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•
revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing; and/or

•
revenues on the properties and other assets underlying our loan investments could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to pay dividends or meet our debt service obligations on debt financing.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.
We have a limited operating history, which makes our future performance difficult to predict.
We are a recently formed company and have a limited operating history. We were incorporated in the State of Maryland on July 12, 2007 and broke escrow in our initial public offering in June 2008. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor, including KBS REIT I.
KBS REIT I, which launched its initial public offering and commenced real estate operations in 2006, was the first publicly offered investment program sponsored by Messrs. Bren, Hall, McMillan and Schreiber and advised by KBS Capital Advisors. The private KBS‑sponsored programs were not subject to the up‑front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and they should not assume that it will be similar to the prior performance of other KBS‑sponsored programs. Our limited operating history and the differences between us and the private KBS‑sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.
Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer.
We depend on our advisor to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and any future public KBS‑sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source. If we fund distributions from financings, proceeds from our dividend reinvestment plan offering or future offerings or sources other than our cash flow from operations, the overall return to our stockholders may be reduced. To date, we have funded total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with operating cash flows and debt financing. We expect to utilize third party borrowings in the future, if necessary, to help fund distributions. We may also fund such distributions from advances from our advisor or sponsors, from our advisor’s deferral of its asset management fee, from the net proceeds from the sale of real estate and from the receipt of principal payments on our real estate‑related investments. To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment management and disposition strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Bren, Hall, McMillan or Schreiber. Messrs. Bren, Hall, McMillan and Schreiber may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment, investment management and disposition strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.
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

Risks Related to Conflicts of Interest
KBS Capital Advisors and its affiliates, including all of our executive officers and some of our directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the long‑term best interests of our stockholders.
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in KBS Capital Advisors, our advisor, KBS Capital Markets Group LLC (“KBS Capital Markets Group”), the entity that acted as our dealer manager, and other affiliated KBS entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement;

•
public offerings of equity by us, which would entitle KBS Capital Markets Group to dealer‑manager fees and would likely entitle KBS Capital Advisors to increased acquisition, origination and asset‑management fees;

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

•
whether and when we seek to list our common stock on a national securities exchange, which listing (i) may make it more likely for us to become self-managed or internalize our management or (ii) could entitle our advisor to a subordinated incentive listing fee, and which could also adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade;

•
whether we seek stockholder approval to become self-managed or internalize our management, which may entail (i) acquiring entities from our sponsors or advisor at a price resulting in substantial compensation to them and/or (ii) acquiring assets (such as office space, furnishings and technology costs) and negotiating compensation for real estate, debt finance, management and accounting professionals at our advisor and its affiliates that may result in these individuals receiving more compensation from us than they currently receive from our advisor and its affiliates; and

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
KBS Capital Advisors faces conflicts of interest relating to the leasing of properties and such conflicts may not be resolved in our favor, meaning that we may obtain less creditworthy or desirable tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We and other KBS-sponsored programs and KBS‑advised investors rely on our sponsors and other key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS‑sponsored program or KBS‑advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS‑sponsored programs and KBS‑advised investors are generally not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi‑family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing.

Our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, to provide services to us for the day‑to‑day operation of our business. KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future public KBS–sponsored programs. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS–sponsored programs, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are executive officers of KBS REIT I and KBS REIT III. Messrs. Hall, McMillan and Snyder and Ms. Yamane are also executive officers of KBS Strategic Opportunity REIT, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS–sponsored programs and the investment advisors to institutional investors in real estate and real estate‑related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Capital Advisors and other KBS‑sponsored programs, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS–sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS‑sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other affiliated KBS entities. Through KBS‑affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate‑related assets and through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to other KBS programs, including KBS REIT I, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS‑sponsored programs and KBS‑advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi‑family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our board of director’s loyalties to KBS REIT I, KBS Strategic Opportunity REIT, KBS REIT III and possibly to future KBS‑sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS‑sponsored program at our expense.
All of our directors are also directors of KBS REIT I and KBS REIT III. One of our directors is also a director of KBS Strategic Opportunity REIT. The loyalties of our directors serving on the boards of KBS REIT I, KBS REIT III and KBS Strategic Opportunity REIT, or possibly on the boards of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•
We could enter into transactions with other KBS–sponsored programs, such as property sales or financing arrangements. Such transactions might entitle our advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, property sales to other KBS-sponsored programs might entitle our advisor or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our advisor in connection with such transaction. Decisions of our board or the conflicts committee regarding the terms of those transactions may be influenced by our board’s or committee’s loyalties to such other KBS‑sponsored programs.

•
A decision of the board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with an offering of other KBS‑sponsored programs.

•	A decision of the board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS‑sponsored programs.

•
A decision of the board or the conflicts committee regarding whether or when we seek to list our common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade.

Because our independent directors are also independent directors of KBS REIT I and KBS REIT III, they receive compensation for service on the board of KBS REIT I and KBS REIT III. Like us, KBS REIT I and KBS REIT III pay each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). In addition, KBS REIT I and KBS REIT III reimburse directors for reasonable out‑of‑pocket expenses incurred in connection with attendance at meetings of the board of directors.
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

•
is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that we and our Operating Partnership satisfy both tests above. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our Operating Partnership are holding companies. Through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non‑investment company businesses of these subsidiaries.
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
If, however, the value of the subsidiaries of our Operating Partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our Operating Partnership, then we and our Operating Partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our Operating Partnership are “primarily engaged,” through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, majority‑owned subsidiaries that rely on Section 3(c)(5)(C).

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
If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non‑qualifying assets, or if the market value or income potential of our assets that are considered “real estate‑related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate‑related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” (as defined in the plan) or “determination of incompetence” (as defined in the plan). We limit the number of shares we may redeem pursuant to the share redemption program as follows: (1) during any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year and (2) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan from the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice.

Pursuant to our share redemption program, once we establish an estimated value per share of our common stock, the redemption price per share for all stockholders is equal to the estimated value per share. On December 19, 2011, our board of directors approved an estimated value per share of our common stock of $10.11 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2011. Therefore, effective commencing with the December 2011 redemption date, the redemption price for all stockholders is $10.11 per share. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and in response to fluctuations in the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 19, 2011. We currently expect to engage our advisor and/or an independent valuation firm to update our estimated value per share in December 2012, but we are not required to update our estimated value per share more frequently than every 18 months. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 19, 2011, our board of directors approved an estimated value per share of our common stock of $10.11 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2011. We provided this estimated value per share to assist broker‑dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2310. The estimated value per share was based upon the recommendation and valuation of our advisor.
FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third‑party appraiser or other third‑party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would or would not be acceptable to FINRA or for compliance with ERISA reporting requirements.
The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 19, 2011. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2012, but we are not required to update the estimated value per share more frequently than every 18 months.

If funds are not available from our dividend reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
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
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (1) sell additional shares in future public offerings (including through our dividend reinvestment plan), (2) issue equity interests in private offerings, (3) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation or (4) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, our stockholders may also experience dilution in the book value and fair value of their shares.
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
We may also pay significant fees during our listing/liquidation stage. Although most of the fees expected to be paid during our listing/liquidation stage are contingent on our investors first receiving agreed‑upon investment returns, affiliates of KBS Capital Advisors could also receive significant payments even without our reaching the investment‑return thresholds should we ever seek to become self‑managed. Due to the apparent preference of the public markets for self‑managed companies, a decision to list our shares on a national securities exchange might be preceded by a decision to become self‑managed. Given our advisor’s familiarity with our assets and operations, if our board of directors ever did decide that we should become self-managed, then we may prefer to become self‑managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other incentive compensation.
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
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.

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
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two‑thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti‑takeover protection.
General Risks Related to Investments in Real Estate
Our operating results and the performance of the properties we acquire are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:

•	downturns in national, regional and local economic conditions;

•	competition from other office and industrial buildings;

•
adverse local conditions, such as oversupply or reduction in demand for office and industrial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re‑let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax (including real and personal property tax), real estate, environmental and zoning laws;

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
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
Since breaking escrow in June 2008, we have made acquisitions of real estate and real estate‑related assets based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operations available to fund distributions and investor returns may be reduced.

We acquired the 300 N. LaSalle Building on July 29, 2010. A significant percentage of our assets is invested in the 300 N. LaSalle Building and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
The 300 N. LaSalle Building represents approximately 20% of our total assets and represents approximately 18% of our total annualized base rent as of December 31, 2011. In addition, the largest tenant at the property, Kirkland and Ellis, leases approximately 53% of the 300 N. LaSalle Building and represents approximately 10% of our total annualized base rent as of December 31, 2011. Further, as a result of this acquisition, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.
Because of the concentration of a significant portion of our assets in three geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2011, our net investments in real estate in Illinois, New Jersey and California represented 19.8%, 15.6% and 11.2% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Illinois, New Jersey and California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our cash flow and ability to pay distributions to our stockholders.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for distribution to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment.
During the past four years, there have been significant and widespread concerns about credit risk, both corporate and sovereign, and access to capital in the U.S. and global financial markets, which has affected the U.S. commercial real estate industry. Beginning in 2010, the U.S. commercial real estate industry experienced some improvement in fundamental credit statistics such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth, which is by no means a given. Any setbacks may result in reduced revenue and lower resale value of properties, which may reduce our stockholders’ return. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type.
We depend on tenants for our revenue and, accordingly our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.
The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re‑leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of our assets may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. Because the market value of a property depends principally upon the value of the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce the amount of distributions to stockholders.

The bankruptcy or insolvency of our tenants or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.
Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.
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
If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory note or other property we may accept upon a sale is actually paid, sold, refinanced or otherwise disposed.
Costs imposed pursuant to laws and governmental regulations may reduce our net income and the cash available for distributions to our stockholders.
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above‑ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety‑related concerns.
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
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos‑containing materials and lead‑based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders. All of our properties were subject to Phase I environmental assessments at the time they were acquired.
Costs associated with complying with the Americans with Disabilities Act may decrease our cash available for distributions.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co‑payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self‑insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
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

Risks Related to Real Estate‑Related Investments
Our real estate‑related investments are subject to the risks typically associated with real estate.
Our investments in mortgage loans, participations in mortgage loans and B-Notes will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of these properties may change after we acquire or originate the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Therefore, our real estate‑related investments are subject to the risks typically associated with real estate, which are described above under the heading “—General Risks Related to Investments in Real Estate.”
Our investments in or originations of mortgage loans, participations in mortgage loans and B-Notes are subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us is subject to fluctuations in interest rates.
With respect to our fixed rate, long‑term loans, if interest rates rise, the loans could yield a return that is lower than then‑current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. With respect to our variable‑rate loans, if interest rates decrease, our revenues will also decrease. For these reasons, our returns on these loans and the value of our stockholders’ investment in us are subject to fluctuations in interest rates.
The mortgage loans, participations in mortgage loans and B-Notes we invest in or originate are subject to delinquency, foreclosure and loss, which could result in losses to us.
Commercial real estate loans are secured by multifamily or commercial properties that are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income‑producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income‑producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses and changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor‑in‑possession to the extent the lien is unenforceable under state law.
Delays in liquidating defaulted mortgage loans could reduce our investment returns.
If there are defaults under our mortgage loan investments, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

B-Note investments are subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We have invested in a B-Note. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment.
We invest in participations in loans and subordinated loans that may be subject to losses.
We have invested in participations in loans and subordinated loans. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
Our investments in real estate loans are illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
Our investments in real estate loans are illiquid. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.
Risks of cost overruns and non‑completion of the renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.
The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non‑completion. Costs of renovations to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks and construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment and we may not recover some or all of our investment.
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
We depend on debtors for the revenue generated by our real estate-related investments and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of such debtors.
The success of our real estate‑related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses for us. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of their investment.

Prepayments can adversely affect the yields on our debt investments.
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
If credit spreads widen before we obtain long‑term financing for our assets, the value of our assets may suffer.
We price our assets based on our assumptions about future credit spreads for financing of those assets. We expect to obtain longer‑term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, our income may be reduced or we may suffer losses.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
We have entered and in the future may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of investments we hold at the relevant time, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

We assume the credit risk of our counterparties with respect to derivative transactions.
We enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our future variable rate real estate loans receivable and notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
We assume the risk that our derivative counterparty may terminate transactions early.
If we fail to make a required payment or otherwise default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. In certain circumstances, the counterparty may have the right to terminate derivative transactions early even if we are not defaulting. If our derivative transactions are terminated early, it may not be possible for us to replace those transactions with another counterparty, on as favorable terms or at all.
We may be required to collateralize our derivative transactions.
We may be required to secure our obligations to our counterparties under our derivative contracts by pledging collateral to our counterparties. That collateral may be in the form of cash, securities or other assets. If we default under a derivative contract with a counterparty, or if a counterparty otherwise terminates one or more derivative contracts early, that counterparty may apply such collateral toward our obligation to make a termination payment to the counterparty. If we have pledged securities or other assets, the counterparty may liquidate those assets in order to satisfy our obligations. If we are required to post cash or securities as collateral, such cash or securities will not be available for use in our business. Cash or securities pledged to counterparties may be repledged by counterparties and may not be held in segregated accounts. Therefore, in the event of a counterparty insolvency, we may not be entitled to recover some or all collateral pledged to that counterparty, which could result in losses and have an adverse effect on our operations.
There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. Some of the provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, became or will become effective on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.
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

Market values of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
Our investments in derivatives are carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these instruments.
Our investments in derivatives are recorded at fair value but have limited liquidity and are not publicly traded. The fair value of our derivatives may not be readily determinable. We will estimate the fair value of any such investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal or maturity.
Risks Associated with Debt Financing
We incur and assume mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and long‑term financing secured by our properties and other assets. We have acquired many of our real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends‑paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
If we mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guarantee on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross‑collateralization or cross‑default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short‑term, variable rate financing and usually require the maintenance of specific loan‑to‑collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the loan‑to‑collateral value ratios.
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

High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce our cash flows from operations and the amount of cash distributions we can make.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance our properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the property subject to the mortgage debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
We expect to use leverage in connection with our investments in real estate‑related assets, which increases the risk of loss associated with this type of investment.
We may finance or refinance certain of our real estate‑related investments with warehouse lines of credit, repurchase agreements or secured financings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Our debt service payments will reduce our cash flow available for distributions. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short‑term, variable‑rate financing and usually require the maintenance of specific loan‑to‑collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the loan‑to‑collateral value ratio. If we are unable to provide such collateral or cash payments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.
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
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2011, our borrowings and other liabilities were approximately 49% of the cost (before depreciation or other noncash reserves) and 48% of the book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the dividends‑paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test.  Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law.  We may make investments in loans secured by interests in pass-through entities in a manner than complies with the various requirements applicable to our qualification as a REIT.  To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.
Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax‑free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax‑exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends‑paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

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
To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forego otherwise attractive business opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
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
The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, even though the sales might otherwise be beneficial to us.

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
Legislation enacted in 2003 and modified in 2005 and 2010 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2011, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and two industrial properties) and a leasehold interest in one industrial property, encompassing in the aggregate 11.3 million rentable square feet. The total cost of our real estate portfolio was $2.6 billion. As of December 31, 2011, our portfolio was approximately 95% occupied, the annualized base rent was $246.6 million and the average annualized base rent per square foot of our real estate portfolio was $23.00. The weighted‑average remaining lease term of our real estate portfolio (excluding options to extend) was 6.6 years. As of December 31, 2011, the following property represented more than 10% of our total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft. (2)	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$591,538	19.8%	$44,373	$34.78	97.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight‑line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this annual report on Form 10‑K.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by average annualized base rent as of December 31, 2011:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	55	$1,108	0.4%	89,747	0.8%
2012	81	17,476	7.1%	689,822	6.4%
2013	58	12,699	5.1%	498,053	4.6%
2014	71	26,329	10.7%	1,020,583	9.5%
2015	58	23,617	9.6%	1,731,197	16.2%
2016	61	22,826	9.3%	914,729	8.5%
2017	30	10,769	4.4%	597,110	5.6%
2018	27	23,443	9.5%	1,392,445	13.0%
2019	21	16,135	6.5%	573,877	5.4%
2020	14	5,679	2.3%	568,858	5.3%
2021	20	8,900	3.6%	320,218	3.0%
Thereafter (2)	17	77,579	31.5%	2,321,330	21.7%
Total	513	$246,560	100.0%	10,717,969	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight‑line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents leases expiring from 2022 through 2029.

Concentration of Credit Risks
As of December 31, 2011, we had a concentration of credit risk related to the following tenant lease that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
Kirkland & Ellis	300 N. LaSalle Building	Legal Services	687,857	6.1%	$25,347	10.3%	$36.85	02/28/2029
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2011 and does not take into account any tenant renewal or termination options.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by government authorities.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 6, 2012, we had approximately 191.5 million shares of common stock outstanding held by a total of approximately 51,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offering of common stock, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, we estimated the value of the shares of our common stock as $10.11 per share as of December 31, 2011. This estimated value per share is based on our board of directors’ approval on December 19, 2011 of an estimated value per share of our common stock of $10.11 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2011.
The estimated value per share was based upon the recommendation and valuation of our advisor, based on the methodologies and assumptions described further below. With regard to the valuation of our real estate properties, we engaged Duff & Phelps, LLC (“Duff & Phelps”), a third-party real estate valuation firm, to review the assumptions and methodologies applied by our advisor in accordance with a set of limited procedures. Duff & Phelps reviewed our advisor’s real estate valuations, and the methodologies and assumptions used in determining our advisor’s valuation conclusions (including capitalization rates, discount rates and estimated cash flows), and shared with our board of directors its views regarding the reasonableness of such methodologies and valuation conclusions. Nothing in the Duff & Phelps report caused our board of directors to question the reasonableness of our advisor’s valuation of our real estate. After considering all information provided in light of our board of directors’ extensive knowledge of our assets, our board of directors unanimously agreed upon the estimated value per share of $10.11, which determination is ultimately and solely the responsibility of our board of directors.
As of September 30, 2011, our estimated value per share was calculated as follows:

Real estate properties	$14.48
Real estate-related investments	2.26
Cash	0.26
Other assets	0.04
Mortgage debt	(6.60)
Other liabilities	(0.33)
Estimated value per share	$10.11
Estimated enterprise value premium	None assumed
Total estimated value per share	$10.11
FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. As of December 19, 2011, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.

Methodology
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we and our advisor deem to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation methodologies used by our advisor to value our assets and liabilities:
Investments in Real Estate: For purposes of calculating an estimated value per share, our advisor estimated the value of our investments in real estate by using a 10-year discounted cash flow analysis. Our advisor calculated the value of our investments in real estate using internally prepared cash flow estimates, terminal capitalization rates and discount rates that fall within ranges our advisor believes would be used by similar investors to value the properties we own. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for various property specific and market specific information. The resulting capitalization rates were compared to historical average capitalization rate ranges that were obtained from third-party service providers for specific metro areas and applied on a property-by-property basis. The calculated discount rates were compared to a number of data points including third‑party estimates, a variety of weighted-average cost of capital calculations and yields and changes in yields on benchmark securities over the last year. The cash flow estimates were developed for each property by the real estate professionals at our advisor based on their expertise in managing commercial real estate and preparing real estate valuations for pension funds and institutional investors that have invested in other KBS‑sponsored funds. While our advisor believes a 10-year discounted cash flow analysis is a valuation method that would be used by a willing market participant to value real estate and is a concept in accordance with GAAP, the estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with GAAP. Real estate is currently carried in our financial statements at its amortized cost basis, adjusted for any impairments recognized to date.
From inception through September 30, 2011, we had acquired 24 real estate assets for $2.489 billion, exclusive of acquisition fees and expenses. In addition, we have invested $31.7 million in capital and tenant improvements on our real estate portfolio. As of September 30, 2011, the estimated value of our investments in real estate using the valuation method described above was $2.767 billion. Of the 24 real estate assets acquired, 20 of these assets have increased in value. The total real estate fair value as of September 30, 2011 compared to the original acquisition price plus subsequent capital improvements to date, results in an overall increase in the real estate value of approximately 9%. The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of our real estate assets:

	Range in Values	Weighted- Average Basis
Terminal capitalization rate	6.10% to 8.50%	6.98% (1)
Discount rate	6.75% to 9.00%	7.70% (1)
Annual market rent growth rate (2)	2.70% to 4.50%	3.36%
Annual net operating income growth rate (3)	(1.7)% to 13.3%	3.58%
Holding period	10 to 11 years	10.1 years
_____________________
(1) Excluding our $646.7 million investment in the 300 N. LaSalle Building, the weighted-average terminal capitalization rate was 7.30% and the weighted-average discount rate was 8.04%.
(2) Rates reflect estimated compounded annual growth rates (CAGRs) for market rents over the holding period. The range of  CAGRs shown is the constant annual rate at which the market rent is projected to grow to reach the market rent in the final year of the hold period for each of the properties.
(3) The net operating income CAGRs reflects both the contractual and market rents (in cases where the contractual lease period is less than the hold period) net of expenses over the holding period.  The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.
While we believe that our assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of our real estate. Assuming all other factors remain unchanged, a decrease to the terminal capitalization rates of 25 basis points would increase our real estate value to $2.828 billion and an increase in the terminal capitalization rates of 25 basis points would decrease our real estate value to $2.711 billion. Similarly, a decrease to the discount rates of 25 basis points would increase our real estate value to $2.818 billion and an increase in the discount rates of 25 basis points would decrease our real estate value to $2.717 billion.

Real Estate Loans Receivable: The estimated values for the real estate loans receivable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2011, but does not equal our book value in accordance with GAAP. The values of the real estate loans receivable were estimated by applying a discounted cash flow analysis over the remaining expected lives of the investments, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investments were based on the investments’ contractual cash flows, which we anticipate to receive. The expected cash flows for the loans were discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan-to-value ratios, type of collateral, current performance, credit enhancements and other factors.
From inception through September 30, 2011, we had invested $340.6 million in real estate loans receivable, inclusive of $2.6 million of origination fees and costs and net of $0.2 million of principal repayments. As of September 30, 2011, the estimated value of our investments in real estate loans receivable was $431.0 million. The weighted-average discount rate applied to the cash flows from the real estate loans receivable, which have a weighted-average remaining term of 4.8 years, was approximately 6.24%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the estimated value of our real estate loans receivable. Assuming all factors remain unchanged, a decrease to the discount rates of 25 basis points would increase our real estate loans receivable value to $435.4 million and an increase of 25 basis points would decrease our real estate loans receivable value to $426.7 million.
Notes Payable: The estimated values of our notes payable approximate the GAAP fair values as of September 30, 2011 disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2011, but does not equal our book value in accordance with GAAP. (The GAAP fair value of our notes payable as of September 30, 2011, and used in our valuation, is $15.4 million higher than the fair value of the notes payable reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2011, which is a 1.2% difference in the fair value of our notes payable.)  The values of our notes payable were determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, including extensions expected to be exercised, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan‑to‑value ratio and type of collateral.
As of September 30, 2011, the fair value and carrying value of our notes payable were $1.261 billion and $1.237 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 3.6 years, was approximately 3.87%. Assuming all factors remained unchanged, a decrease to the discount rates of 25 basis points would increase our notes payable to $1.266 billion and an increase to the discount rates of 25 basis points would decrease our notes payable to $1.255 billion.
Other Assets and Liabilities: The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities. Certain balances, including interest receivable on real estate‑related assets, above/below market leases related to real estate investments and interest payable on notes payable have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments. Our advisor has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2011. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets.

Limitations of Estimated Value Per Share
As with any valuation methodology, our advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would or would not be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share as of December 19, 2011 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2011. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2012, but are not required to update the estimated value per share more frequently than every 18 months.
Distribution Information
We have and expect to continue to authorize and declare distributions based on daily record dates, and to pay such distributions on a monthly basis. The rate will be determined by the board of directors based on our financial condition and such other factors as our board of directors deems relevant. The board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
Generally, our policy is to pay distributions from cash flow from operations. Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage and other loans). However, from time to time during our operational stage, we may not pay distributions solely from our cash flow from operations, in which case, distributions may be paid in part from third party debt financings. We may also fund such distributions from advances from our advisor or sponsors, from our advisor’s deferral of its asset management fee, from the net proceeds from the sale of real estate and from the receipt of principal payments on our real estate-related investments. Our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source, including proceeds from the issuance of securities in the future.
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2008. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends‑paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

During 2010 and 2011, we declared distributions based on daily record dates for each day during the period commencing January 1, 2010 through December 31, 2011. Distributions for all record dates of a given month are paid approximately 15 days after month‑end. Distributions declared during 2010 and 2011, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$29,934	$30,659	$31,213	$31,413	$123,219
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on
Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%
	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$15,803	$18,438	$21,972	$25,630	$81,843
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on
Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%
The tax composition of our distributions declared for the years ended December 31, 2011 and 2010 was as follows:

	2011	2010
Ordinary Income	58%	61%
Return of Capital	42%	39%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On November 2, 2011, our board of directors declared distributions based on daily record dates for the period from January 1, 2012 through January 31, 2012, which we paid on February 15, 2012. On January 19, 2012, our board of directors declared distributions based on daily record dates for the period from February 1, 2012 through February 28, 2012, which we expect to pay in March 2012, and distributions based on daily record dates for the period from March 1, 2012 through March 31, 2012, which we expect to pay in April 2012. On March 7, 2012, our board of directors declared distributions based on daily record dates for the period from April 1, 2012 through April 30, 2012, which we expect to pay in May 2012, and distributions based on daily record dates for the period from May 1, 2012 through May 31, 2012, which we expect to pay in June 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365‑day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share or a 6.4% annualized rate based on shares purchased under our dividend reinvestment plan at the current price per share of $10.11.
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

We offered 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan were initially being offered at an aggregate offering price of $760 million, or $9.50 per share. Effective December 21, 2011, in connection with the updated estimated value per share of our common stock, the offering price under our dividend reinvestment plan is $10.11 per share. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. As of December 31, 2011, we had sold 14,134,727 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $134.3 million. Also as of December 31, 2011, we had redeemed 5,111,193 of the shares sold in the offering for $48.9 million pursuant to our share redemption program. As of December 31, 2011, we had incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We paid selling commissions and dealer manager fees to KBS Capital Markets Group in connection with the issuance of shares under our primary offering, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. We do not pay selling commissions, dealer manager fees or other underwriting compensation in connection with the issuance of shares under our dividend reinvestment plan. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$167,207	Actual
Finders’ fees	—	Actual
Other underwriting compensation	10,330	Actual
Other organization and offering costs (excluding underwriting compensation)	9,901	Actual
Total expenses	$187,438
From the commencement of our initial public offering through December 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $1.8 billion, including net offering proceeds from our dividend reinvestment plan of $134.3 million.
We have used substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate and real estate‑related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of December 31, 2011, we had used the net proceeds from our initial public offering and debt financing to purchase $3.0 billion in real estate and real estate‑related investments, including $37.6 million of acquisition and origination fees and expenses.
During the fiscal year ended December 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
We have adopted a share redemption program, as amended and restated, that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program, there are several limitations on our ability to redeem shares:

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

•	During any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the share redemption program, once we have established an estimated value per share of our common stock that was not based on the price to acquire a share in our primary initial public offering or follow‑on offerings, the redemption price for all stockholders is equal to the estimated value per share. On December 19, 2011, our board of directors approved an estimated value per share of our common stock of $10.11, based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2011. Therefore, effective commencing with the December 2011 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $10.11 per share. We currently expect to engage our advisor and/or an independent valuation firm to update our estimated value per share in December 2012, but we are not required to update our estimated value per share more frequently than every 18 months. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8‑K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the year ended December 31, 2011, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2011	153,255	$9.46	(3)
February 2011	180,593	9.49	(3)
March 2011	148,978	9.46	(3)
April 2011	162,948	9.48	(3)
May 2011	207,488	9.59	(3)
June 2011	141,079	9.56	(3)
July 2011	145,189	9.63	(3)
August 2011	152,813	9.52	(3)
September 2011	210,825	9.64	(3)
October 2011	268,374	9.59	(3)
November 2011	110,864	9.60	(3)
December 2011	762,363	10.11	(3)
Total (4)	2,644,769
_____________________
(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009) and on March 11, 2011 (which amendment became effective on April 10, 2011).
(2) Pursuant to the share redemption program, until we established an estimated value per share that was not based on the price to acquire a share in our primary initial public offering or follow-on offerings, we redeemed shares at prices determined as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who had held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who had held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who had held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who had held their shares for at least four years.

Notwithstanding the above, until we established an estimated value per share that was not based on the price to acquire a share in our primary initial public offering, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” was the amount paid to acquire the shares from us.
Once we establish an estimated value per share of our common stock, the redemption price for all stockholders is equal to the estimated value per share. On December 19, 2011, our board of directors approved an estimated value per share of our common stock of $10.11, based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2011. Therefore, effective commencing with the December 2011 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $10.11 per share. We currently expect to engage our advisor and/or an independent valuation firm to update our estimated value per share in December 2012, but we are not required to update our estimated value per share more frequently than every 18 months.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. For the year ended December 31, 2011, we redeemed $25.7 million of shares, which represented all redemption requests received in good order and eligible for redemption through the December 2011 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, we have $67.8 million available for redemption in 2012.
(4) In addition to the redemptions under the share redemption program described above, during the year ended December 31, 2011, we repurchased 620 shares of our common stock at $10.00 per share for an aggregate price of $6,200, which is not included in this total.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2011, 2010, 2009, 2008 and 2007 and for the years ended December 31, 2011, 2010, 2009 and 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data
Total real estate and real estate-related investments, net	$2,765,166	$2,210,162	$672,169	$512,495	$—
Total assets	2,986,216	2,379,654	953,868	572,862	200
Notes payable	1,393,270	828,157	126,660	271,446	—
Total liabilities	1,499,083	912,019	158,046	300,557	—
Redeemable common stock	67,789	43,306	21,260	1,921	—
Total stockholders' equity	1,419,344	1,424,329	774,562	270,384	200

	For the Years Ended December 31,
	2011	2010	2009	2008
Operating Data
Total revenues	$320,156	$160,133	$75,387	$14,087
Net Income (loss)	21,793	5,508	12,419	(2,582)
Net Income (loss) per common share- basic and diluted	0.11	0.04	0.20	(0.33)
Other Data
Cash flows provided by operations	113,226	59,523	29,937	4,870
Cash flows used in investing activities	(673,682)	(1,598,259)	(181,717)	(495,535)
Cash flows provided by financing activities	573,597	1,347,328	368,992	547,074
Distributions declared	123,219	81,843	41,272	4,941
Distributions declared per common share (1)	0.650	0.650	0.650	0.263
Weighted -average number of common shares outstanding, basic and diluted	189,555,551	125,894,756	63,494,969	7,926,366
Reconciliation of funds from operations (2)
Net income (loss)	$21,793	$5,508	$12,419	$(2,582)
Depreciation of real estate assets	45,684	20,924	9,919	2,315
Amortization of lease-related costs	72,755	40,762	18,186	4,659
Loss on sale of real estate securities	—	—	(119)	—
FFO	$140,232	$67,194	$40,405	$4,392
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day from July 16, 2008 through the last day of the period presented. Distributions for the period from July 16, 2008 through August 15, 2008 are based on daily record dates and calculated at a rate of $0.00054795 per share per day. Distributions for the period from August 16, 2008 through December 31, 2011 are based on daily record dates and calculated at a rate of $0.00178082 per share per day.
(2) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward‑Looking Statements” preceding Part I and Part I, Item 1A, “Risk Factors.”
Overview
We were formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a REIT beginning with the taxable year ended December 31, 2008 and intend to operate in such a manner. We have invested in a diverse portfolio of real estate and real estate‑related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors, our external advisor, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate and real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
We own a diverse portfolio of real estate and real estate-related investments. As of December 31, 2011, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and two industrial properties), a leasehold interest in one industrial property and seven real estate loans receivable.
On September 27, 2007, we filed a registration statement on Form S‑11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of December 31, 2011, we had sold 14,134,727 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $134.3 million. Also as of December 31, 2011, we had redeemed 5,111,193 of the shares sold in our offering for $48.9 million.
Market Outlook - Real Estate and Real Estate Finance Markets
During the past four years, there have been significant and widespread concerns about credit risk, both corporate and sovereign, and access to capital in the U.S. and global financial markets. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall health of consumers and businesses. Recent global economic events remain centered on the potential for the default of European sovereign debt and the impact that such an event would have on the rest of the world’s financial markets. During 2011, Standard and Poor’s downgraded the credit rating of the United States to AA+ from AAA. Moody’s recently downgraded Italy, Spain, Portugal and Greece and placed the UK and France on negative watch. These events have led to increased volatility in the capital markets. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Investments
These market conditions have had and likely will continue to have a significant impact on our real estate investments, creating a highly competitive leasing environment. In addition, these market conditions have impacted our tenants’ businesses, which may make it more difficult for them to meet current lease obligations and may place pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and potential future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, may result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the life of many of our investments.
Impact on Our Real Estate-Related Investments
Our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments have been impacted to some degree by the same factors impacting our real estate investments.
As of December 31, 2011, we had fixed-rate real estate loans receivable with an aggregate outstanding principal balance of $335.6 million and an aggregate carrying value (including origination and closing costs) of $270.3 million that mature between 2014 and 2018 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $88.5 million that matures in 2013.

Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows from our real estate properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or we may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of December 31, 2011, we had debt obligations in the aggregate principal amount of $1.4 billion, all of which mature between 2013 and 2016. We have a total of $531.2 million of fixed rate notes payable and $862.1 million of variable rate notes payable. The interest rates on $649.0 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of December 31, 2011, we had no mortgage debt outstanding scheduled to mature within 12 months of that date.
Liquidity and Capital Resources
Our principal demand for funds during the short and long‑term is and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders. To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from our initial public offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate operations and real estate-related investments.
We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. To date, we have invested substantially all of the net proceeds from our initial public offering but could potentially make a limited number of investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate‑related investments, proceeds from debt financing, proceeds from the sale of real estate properties, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long‑term liquidity. As of December 31, 2011, we had an aggregate of $113.3 million available for future disbursements under three credit facilities, subject to certain conditions set forth in the respective loan agreements.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2011, our real estate portfolio was 95% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate‑related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees and debt service payments. Cash flows from operations from our real estate‑related investments are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make their debt service payments. As of December 31, 2011, all of the borrowers under our real estate loans receivable were current on their debt service payments to us.
For the year ended December 31, 2011, our cash needs for acquisitions, capital expenditures and payment of debt obligations were met with the proceeds from debt financing and the proceeds from our initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate‑related investments. We made distributions to our stockholders during the year ended December 31, 2011 using a combination of cumulative cash flows from operations and debt financing. We believe that our cash on hand, proceeds from our dividend reinvestment plan, cash flow from operations, availability under our credit facilities and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities
We commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. As of December 31, 2011, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio consisting of four industrial properties and two industrial properties), a leasehold interest in one industrial property and seven real estate loans receivable. During the year ended December 31, 2011, net cash provided by operating activities was $113.2 million, compared to $59.5 million during the year ended December 31, 2010. Net cash from operations increased in 2011 primarily as a result of acquisitions of real estate and real estate‑related investments in 2011 as well as owning investments acquired in 2010 for an entire year. We expect that our cash flows from operating activities will increase in future periods as a result of owning investments acquired in 2011 for an entire year.
Cash Flows from Investing Activities
Net cash used in investing activities was $673.7 million for the year ended December 31, 2011 and primarily consisted of the following:

•	Acquisitions of six individual office properties and a portfolio of four industrial properties for an aggregate purchase price of $636.2 million;

•	$22.6 million of improvements to real estate; and

•	The origination of one real estate loan receivable and a protective advance on another real estate loan receivable, net of closings costs and origination fees of $15.6 million.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our now terminated initial public offering, debt financings and distributions paid to our stockholders. During the year ended December 31, 2011, net cash provided by financing activities was $573.6 million and primarily consisted of the following:

•
$513.2 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $547.0 million, partially offset by principal payments on notes payable of $26.9 million and payments of deferred financing costs of $6.9 million;

•
$93.6 million of cash provided by offering proceeds related to our now terminated initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $10.3 million;

•	$54.0 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $67.8 million; and

•	$25.7 million of cash used for redemptions of common stock.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. We will also continue to reimburse our advisor and the dealer manager for certain offering costs related to our dividend reinvestment plan.
As of December 31, 2011, we had $95.5 million of cash and cash equivalents and up to $113.3 million available for future disbursements under the three credit facilities, subject to certain conditions set forth in the respective loan agreements, to meet our operational and capital needs. Subsequent to December 31, 2011, we originated a first mortgage loan in the amount of up to $58.8 million to a borrower unaffiliated with us or our advisor. For more information, see "Subsequent Events - Investments and Financings Subsequent to December 31, 2011 - Origination of Summit I & II First Mortgage" below.
In order to execute our investment strategy, we primarily utilize secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2011, our borrowings and other liabilities were approximately 49% of the cost (before depreciation or other noncash reserves) and 48% of the book value (before depreciation) of our tangible assets, respectively.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2011 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$1,393,270	$—	$261,850	$1,131,420	$—
Interest payments on outstanding debt obligations (2)	187,741	55,045	99,067	33,629	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of December 31, 2011 (consisting of the contractual interest rate and the effect of interest rate floors). We incurred interest expense of $47.8 million, excluding amortization of deferred financing costs totaling $2.8 million, during the year ended December 31, 2011.
Results of Operations
Overview
As of December 31, 2010, we owned 14 office properties, one office/flex property, two industrial properties, a leasehold interest in one industrial property and six real estate loans receivable. As of December 31, 2011, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, two industrial properties, a leasehold interest in one industrial property and seven real estate loans receivable. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2011 for an entire year. The results of operations presented for the years ended December 31, 2011 and 2010 are not directly comparable because we were still investing the proceeds from our initial public offering in 2011.
Comparison of the year ended December 31, 2011 versus year ended December 31, 2010
The following table provides summary information about our results of operations for the years ended December 31, 2011 and 2010 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties and Loans Held Throughout Both Periods (2)
	2011	2010
Rental income	$224,665	$110,294	$114,371	104%	$115,850	$(1,479)
Tenant reimbursements	47,246	18,066	29,180	162%	29,907	(727)
Interest income from real estate loan receivable	36,476	28,255	8,221	29%	7,275	946
Other operating income	11,769	3,518	8,251	235%	8,157	94
Operating, maintenance, and management costs	60,338	28,715	31,623	110%	31,414	209
Real estate taxes, property-related taxes, and insurance	35,164	12,977	22,187	171%	22,322	(135)
Asset management fees to affiliates	20,127	10,005	10,122	101%	10,062	60
Real estate acquisition fees to affiliates	4,808	10,692	(5,884)	(55)%	(5,884)	—
Real estate acquisition fees and expenses	3,974	7,487	(3,513)	(47)%	(3,505)	(8)
General and administrative expenses	5,063	3,947	1,116	28%	n/a	n/a
Depreciation and amortization expense	118,439	61,686	56,753	92%	59,850	(3,097)
Interest expense	50,554	19,389	31,165	161%	25,617	5,548
Other interest income	104	273	(169)	(62)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2011 compared to the year ended December 31, 2010 as a result of properties and other real estate‑related assets acquired after January 1, 2010.
(2) Represents dollar amount increase (decrease) for the year ended December 31, 2011 compared to the year ended December 31, 2010 with respect to properties and other real estate‑related investments owned by us as of January 1, 2010.
Rental income and tenant reimbursements increased from $128.4 million for the year ended December 31, 2010 to $271.9 million for the year ended December 31, 2011, primarily as a result of acquisitions of real estate. The increase was partially offset by a $2.2 million net decrease in rental income and tenant reimbursements from properties held throughout both periods, which is primarily due to lease expirations subsequent to December 31, 2010. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2011 for an entire period.

Interest income from our real estate loans receivable, recognized using the interest method, increased from $28.3 million for the year ended December 31, 2010 to $36.5 million for the year ended December 31, 2011, primarily as a result of the growth in our real estate loans receivable portfolio. Interest income related to real estate loans receivable held throughout both periods increased by $0.9 million due to an increase in discount accretion. Interest income included $6.9 million and $6.4 million in accretion of purchase price discounts, net of amortization of closing costs, for the years ended December 31, 2011 and 2010, respectively. We expect interest income to increase in future periods as a result of owning the assets acquired during 2011 for an entire period. Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR, to the extent we have variable rate loans receivable, and the potential impact of principal repayments.
Other operating income increased from $3.5 million for the year ended December 31, 2010 to $11.8 million for the year ended December 31, 2011, primarily as a result of the growth in our real estate portfolio. Other operating income consisted primarily of parking revenues related to properties held throughout both periods. We expect other operating income to increase in future periods as a result of owning the assets acquired during 2011 for an entire period.
Operating, maintenance and management costs increased from $28.7 million for the year ended December 31, 2010 to $60.3 million for the year ended December 31, 2011, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance and management costs to increase in future periods as a result of owning the assets acquired during 2011 for an entire period.
Real estate taxes and insurance increased from $13.0 million for the year ended December 31, 2010 to $35.2 million for the year ended December 31, 2011, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2011 for an entire period.
Asset management fees with respect to our real estate and real estate‑related investments increased from $10.0 million for the year ended December 31, 2010 to $20.1 million for the year ended December 31, 2011, as a result of the growth in our real estate and real estate‑related investment portfolio. All asset management fees incurred as of December 31, 2011 have been paid. We expect asset management fees to increase in future periods as a result of owning the assets acquired during 2011 for an entire period.
Real estate acquisition fees and expenses to affiliates and non-affiliates decreased from $18.2 million for year ended December 31, 2010 to $8.8 million for the year ended December 31, 2011 as a result of making fewer real estate acquisitions during the year ended December 31, 2011. We acquired 13 properties at an aggregate purchase price of $1.4 billion during the year ended December 31, 2010. We acquired six properties and one portfolio of four individual properties at an aggregate purchase price of $636.2 million during the year ended December 31, 2011. We expect real estate acquisition fees and expenses to decrease in future periods as we have invested substantially all of the proceeds from our now terminated public offering.
General and administrative expenses increased from $3.9 million for the year ended December 31, 2010 to $5.1 million for the year ended December 31, 2011 primarily due to higher dividend processing costs and a decrease in fair value of contingent consideration related to certain rent guarantees, partially offset by a decrease in legal fees. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative expenses to vary in future periods.
Depreciation and amortization expenses increased from $61.7 million for the year ended December 31, 2010 to $118.4 million for the year ended December 31, 2011, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $3.1 million decrease from properties held throughout both periods primarily due to a decrease in amortization of tenant origination and absorption costs related to lease expirations subsequent to December 31, 2010. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2011 for an entire period.
Interest expense increased from $19.4 million for the year ended December 31, 2010 to $50.6 million for the year ended December 31, 2011. Included in interest expense is the amortization of deferred financing costs of $1.2 million and $2.8 million for the years ended December 31, 2010 and 2011, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to December 31, 2010 and an increase in the average loan balance on our properties held throughout both periods. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR (for our variable debt) and on our level of future borrowings, which will depend on the availability and cost of debt financing and draws on our credit facilities.

Other interest income decreased from $0.3 million for the year ended December 31, 2010 to $0.1 million for the year ended December 31, 2011 and consisted of interest earned on our cash and cash equivalent accounts. The decrease in other interest income is primarily due to a decrease in our average cash balance as a result of an increase in investing activities during the year ended December 31, 2011 and the termination of our primary public offering. Other interest income in future periods will vary based on the interest rates earned on our cash and cash equivalent accounts and the level of cash on hand.
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
The following table provides summary information about our results of operations for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2010	2009
Rental income	$110,294	$49,548	$60,746	123%	$62,487	$(1,741)
Tenant reimbursements	18,066	8,762	9,304	106%	10,401	(1,097)
Interest income from real estate loan receivable	28,255	16,885	11,370	67%	11,040	330
Other operating income	3,518	192	3,326	1,732%	3,502	(176)
Operating, maintenance, and management costs	28,715	12,265	16,450	134%	16,543	(93)
Real estate taxes, property-related taxes, and insurance	12,977	4,515	8,462	187%	8,491	(29)
Asset management fees to affiliates	10,005	4,482	5,523	123%	5,518	5
Real estate acquisition fees to affiliates	10,692	846	9,846	1,164%	9,846	—
Real estate acquisition fees and expenses	7,487	678	6,809	1,004%	6,809	—
General and administrative expenses	3,947	2,678	1,269	47%	n/a	n/a
Depreciation and amortization expense	61,686	28,105	33,581	119%	36,134	(2,553)
Interest expense	19,389	10,164	9,225	91%	11,129	(1,904)
Other interest income	273	646	(373)	(58)%	n/a	n/a
Gain on sale of real estate securities	—	119	(119)	(100)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase for the year ended December 31, 2010 compared to the year ended December 31, 2009 as a result of properties and other real estate‑related assets acquired after January 1, 2009.
(2) Represents dollar amount increase (decrease) for the year ended December 31, 2010 compared to the year ended December 31, 2009 with respect to properties and other real estate‑related investments owned by us as of January 1, 2009.
Rental income and tenant reimbursements increased from $58.3 million for the year ended December 31, 2009 to $128.4 million for the year ended December 31, 2010, primarily as a result of the growth in our real estate portfolio and holding the properties acquired in 2009 for an entire year. The increase was partially offset by a $2.8 million net decrease in rental income and tenant reimbursements from properties held throughout both periods, which is primarily due to lease incentives provided to new tenants at these properties and lease expirations subsequent to December 31, 2009.
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
Other operating income increased from $0.2 million for the year ended December 31, 2009 to $3.5 million for the year ended December 31, 2010, primarily as a result of the growth in our real estate portfolio and holding the properties acquired in 2009 for an entire year. Other operating income consisted primarily of parking revenues related to properties acquired during the year ended December 31, 2010.
Operating, maintenance and management costs increased from $12.3 million for the year ended December 31, 2009 to $28.7 million for the year ended December 31, 2010, primarily as a result of the growth in our real estate portfolio and holding the properties acquired in 2009 for an entire year.

Real estate taxes and insurance increased from $4.5 million for the year ended December 31, 2009 to $13.0 million for the year ended December 31, 2010, primarily as a result of the growth in our real estate portfolio and holding the properties acquired in 2009 for an entire year.
Asset management fees with respect to our real estate and real estate‑related investments increased from $4.5 million for the year ended December 31, 2009 to $10.0 million for the year ended December 31, 2010, as a result of the growth in our real estate and real estate‑related investment portfolio and holding the investments made in 2009 for an entire year. All asset management fees incurred as of December 31, 2009 and 2010 have been paid.
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
Depreciation and amortization expenses increased from $28.1 million for the year ended December 31, 2009 to $61.7 million for the year ended December 31, 2010, primarily due to the growth in our real estate portfolio and holding the properties acquired in 2009 for an entire year. This increase was partially offset by a $2.6 million decrease in amortization due to lease expirations subsequent to December 31, 2009 from properties held throughout both periods.
Interest expense increased from $10.2 million for the year ended December 31, 2009 to $19.4 million for the year ended December 31, 2010. Included in interest expense is the amortization of deferred financing costs of $1.0 million for the year ended December 31, 2009 and $1.2 million for the year ended December 31, 2010. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to December 31, 2009. This increase was partially offset by a $1.9 million decrease due to the decrease in the average loan balance and interest rate related to debt outstanding for properties held throughout both periods.
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
Funds from Operations and Modified Funds from Operations
We believe that FFO is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current NAREIT definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. MFFO also excludes non-cash items such as straight-line rental revenue. In particular, we believe MFFO provides investors with information to help assess the sustainability of our operating performance after our acquisition stage is complete because it excludes acquisition fees and expenses that affect our operations only in the periods in which properties are acquired. Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures and are useful in understanding how our management evaluates our ongoing operating performance.
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

•
Acquisition fees and expenses.  Prior to 2009, acquisition costs related to business combinations were capitalized; however, per updated accounting standards, beginning in 2009, acquisition costs are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been funded from the proceeds from our now terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance; and

•
Amortization of discounts and closing costs.  Discounts and closing costs related to debt investments are amortized over the term of the loan as an adjustment to interest income.  This application results in income recognition that is different than the underlying contractual terms of the debt investments.  We have excluded the amortization of discounts and closing costs related to our debt investments in our calculation of MFFO to more appropriately reflect the economic impact of our debt investments, as discounts will not be economically recognized until the loan is repaid and closing costs are essentially the same as acquisition fees and expenses on real estate (discussed above).  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance.

Our calculation of FFO and MFFO is presented in the table below for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2011	2010	2009
Net income	$21,793	$5,508	$12,419
Depreciation of real estate assets	45,684	20,924	9,919
Amortization of lease-related costs	72,755	40,762	18,186
Gain on sale of real estate securities	—	—	(119)
FFO	140,232	67,194	40,405
Real estate acquisition fees and expenses to affiliates	4,808	10,692	846
Real estate acquisition fees and expenses to non-affiliates	3,974	7,487	678
Straight-line rent and amortization of above- and below-market leases	(20,772)	(12,976)	(7,870)
Amortization of discounts and closing costs	(6,915)	(6,354)	(5,304)
Adjustment to valuation of contingent purchase consideration	463	(273)	—
MFFO	$121,790	$65,770	$28,755
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows during 2011 (in thousands, except per share amounts):

		Distributions Declared Per Share (1) (2)				Cash Flows From Operations
	Distributions Declared (1)		Distributions Paid (3)
Period			Cash	Reinvested	Total
First Quarter 2011	$29,934	$0.160	$12,644	$16,072	$28,716	$9,396
Second Quarter 2011	30,659	0.162	13,670	17,257	30,927	41,353
Third Quarter 2011	31,213	0.164	13,808	17,331	31,139	36,669
Fourth Quarter 2011	31,413	0.164	13,879	17,129	31,008	25,808
	$123,219	$0.650	$54,001	$67,789	$121,790	$113,226
_____________________
(1) Distributions for the period from January 1, 2011 through December 31, 2011 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the year ended December 31, 2011, we paid aggregate distributions of $121.8 million, including $54.0 million of distributions paid in cash and $67.8 million of distributions reinvested through our dividend reinvestment plan. FFO and cash flows from operations for the year ended December 31, 2011 were $140.2 million and $113.2 million, respectively. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $113.2 million of current period operating cash flows and $8.6 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

Over the long‑term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage and other loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward‑Looking Statements,” Part I, Item 1, “Business - Market Outlook ─ Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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
Revenue Recognition
Real Estate
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight‑line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general‑purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
We make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre‑petition and post‑petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

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
Real Estate Acquisition Valuation
We record the acquisition of income‑producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition‑date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property‑operating expenses, carrying costs during lease‑up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.
Impairment of Real Estate and Related Intangible Assets and Liabilities
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. We did not record any impairment loss on our real estate and related intangible assets and liabilities during the years ended December 31, 2011, 2010 and 2009.
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
As of December 31, 2011, there was no loan loss reserve and we did not record any impairment losses related to the real estate loans receivable during the years ended December 31, 2011, 2010 and 2009. However, in the future, we may experience losses from our investments in loans receivable requiring us to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
The reserve for loan losses is a valuation allowance that reflects our estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” in our consolidated statements of operations and is decreased by charge‑offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio‑based component and an asset‑specific component.
An asset‑specific reserve relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of our loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.
A portfolio‑based reserve covers the pool of loans that do not have asset‑specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, we assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower's investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.
Transfer of Financial Assets
We account for transfers of real estate loans receivable to unrelated entities in accordance with Accounting Standards Codification 860, Transfers and Servicing (“ASC 860”). When a real estate loan receivable is divided into multiple tranches and one or more of the tranches is transferred to an unrelated third party, we determine if each of the tranches of the loan would qualify as participating interests. If the tranches do not qualify as participating interests, we would account for the transfer as a secured borrowing with a pledge of collateral. As a result, we would continue to report the transferred financial asset in our consolidated balance sheet and recognize interest income on the entire note. Proceeds from the transferee are treated as a secured borrowing and recorded as a note payable. Interest income allocated to the transferee is also recorded as interest expense on our consolidated statement of operations.

Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non‑recurring basis (e.g., carrying value of impaired real estate loans receivable and long‑lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three‑tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
When available, we utilize quoted market prices from independent third‑party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
We consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid‑ask spread or significant increase in the bid‑ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal‑to‑principal market).
We consider the following factors to be indicators of non‑orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends‑paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.
We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax years ending December 31, 2011, 2010, and 2009. As of December 31, 2011, returns for the calendar years 2007 through 2010 remain subject to examination by major tax jurisdictions.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 13, 2012, we paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2011 through December 31, 2011. On February 15, 2012, we paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2012 through January 31, 2012.
Distribution Declaration
On January 19, 2012, our board of directors declared distributions based on daily record dates for the period from February 1, 2012 through February 28, 2012, which we expect to pay in March 2012, and distributions based on daily record dates for the period from March 1, 2012 through March 31, 2012, which we expect to pay in April 2012. On March 7, 2012, our board of directors declared distributions based on daily record dates for the period from April 1, 2012 through April 30, 2012, which we expect to pay in May 2012, and distributions based on daily record dates for the period from May 1, 2012 through May 31, 2012, which we expect to pay in June 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365‑day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in our now terminated primary initial public offering or a 6.4% annualized rate based on shares purchased under our dividend reinvestment plan at the current price per share of $10.11.
Investments and Financings Subsequent to December 31, 2011
Origination of Summit I & II First Mortgage
On January 17, 2012, we, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of up to $58.8 million (the “Summit I & II First Mortgage ”) to a borrower unaffiliated with us or our advisor. As of March 12, 2012, 2012, $47.3 million had been disbursed and another $11.5 million remained available for future fundings, subject to certain conditions set forth in the loan agreement. The borrower used the proceeds from the loan to acquire two six-story Class B+ office buildings located in Reston, Virginia. The office buildings contain 288,365 square feet and were vacant as of January 1, 2012. Payments under the Summit I & II First Mortgage are interest-only for the first thirty months, followed by principal and interest payments with principal calculated using an amortization schedule of 30 years for the balance of the term. The Summit I & II First Mortgage note bears interest at a fixed rate of 7.5%. The Summit I & II First Mortgage matures on January 1, 2017 and may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without prepayment penalty on or after July 1, 2016.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of our acquisitions and originations of mortgage and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long‑term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest‑earning assets or interest‑bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
The table below summarizes the book values and the weighted‑average interest rates of our real estate loans receivable and notes payable for each category as of December 31, 2011 based on the maturity dates and the notional amounts and average pay and receive rates of our derivative instruments as of December 31, 2011 based on maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amount
Assets	2012	2013	2014	2015	2016	Thereafter		Fair Value

Loans Receivable
Fixed Rate	$—	$—	$32,673	$79,092	$—	$158,488	$270,253	$341,454
Weighted-average annual effective interest rate (1)	—	—	9.7%	8.6%	—	13.5%	11.6%

Variable Rate	$—	$88,525	$—	$—	$—	$—	$88,525	$87,442
Weighted-average annual effective interest rate (1)	—	7.0%	—	—	—	—	7.0%

Liabilities

Notes payable
Fixed Rate	$—	$—	$93,850	$437,320	$—	$—	$531,170	$550,318
Weighted-average interest rate	—	—	5.9%	4.1%	—	—	4.4%

Variable Rate	$—	$58,000	$110,000	$185,000	$509,100	$—	$862,100	$848,173
Weighted-average interest rate (2)	—	4.1%	5.1%	3.2%	3.5%	—	3.7%

Derivative Instruments
Interest rate swaps, nominal amount	$—	$13,000	$289,800	$262,400	$83,750	$—	$648,950	$17,465
Average pay rate (3)	—	1.3%	1.6%	1.6%	2.1%	—	1.6%
Average receive rate (4)	—	0.3%	0.3%	0.3%	0.3%	—	0.3%
_____________________
(1) The weighted‑average annual effective interest rate represents the effective interest rate at December 31, 2011, using the interest method, that we use to recognize interest income on our real estate loans receivable.
(2) The weighted‑average interest rate represents the actual interest rate in effect at December 31, 2011 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2011, where applicable.
(3) Average pay rate is the interest rate swap fixed rate.
(4) Average receive rate is the 30‑day LIBOR rate at December 31, 2011.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2011, the fair value and carrying value of our fixed rate real estate loans receivable were $428.9 million and $270.3 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral‑dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At December 31, 2011, the fair value of our fixed rate debt was $550.3 million and the carrying value of our fixed rate debt was $531.2 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt and loan receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $213.1 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $649.0 million of our variable rate debt. Based on interest rates as of December 31, 2011, if interest rates were 100 basis points higher during the 12 months ending December 31, 2012, interest expense on our variable rate debt would increase by $1.8 million. As of December 31, 2011, one-month LIBOR was 0.295% and if this index was reduced to 0% during the 12 months ending December 31, 2012, interest expense on our variable rate debt would decrease by $0.3 million. At December 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $88.5 million of our variable rate loan receivable outstanding. An increase or decrease of 100 basis points in interest rates would have no impact on our future earnings and cash flows due to an interest rate floor on our variable rate loan receivable.
The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loan receivable at December 31, 2011 were 11.6% and 7.0%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at December 31, 2011, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2011 were 4.4% and 3.7%, respectively. The weighted‑average interest rate represents the actual interest rate in effect at December 31, 2011 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2011 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1, “Business ─ Market Outlook” and Part I, Item 1A, “Risk Factors.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F‑1 of this report.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) or 15d‑15(f) promulgated under the Securities Exchange Act of 1934, as amended.
In connection with the preparation of our Form 10‑K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control‑Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2011, all items required to be disclosed under Form 8‑K were reported under Form 8‑K.

PART III
We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2012 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsreitii.com.
The other information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F‑1 of this report.
The following financial statement schedule is included herein at pages F‑36 through F‑37 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
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

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus dated April 22, 2010, Commission File No. 333-146341

4.4	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.1
Advisory Agreement between the Company and KBS Capital Advisors LLC, dated May 21, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011

10.2
Amended and Restated and Consolidated Loan Agreement (relating to the Portfolio Loan), by and between KBSII Hartman Business Center, LLC, KBSII Plano Business Park, LLC, KBSII Horizon Tech Center, LLC, KBSII 2500 Regent Boulevard, LLC, KBSII Crescent VIII, LLC, KBSII National City Tower, LLC, KBSII Granite Tower, LLC, KBSII Gateway Corporate Center, LLC and Wells Fargo Bank, National Association, dated January 27, 2011, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.3
Amended and Restated and Consolidated Secured Promissory Note (relating to the Portfolio Loan), by and between KBSII Hartman Business Center, LLC, KBSII Plano Business Park, LLC, KBSII Horizon Tech Center, LLC, KBSII 2500 Regent Boulevard, LLC, KBSII Crescent VIII, LLC, KBSII National City Tower, LLC, KBSII Granite Tower, LLC, KBSII Gateway Corporate Center, LLC and Wells Fargo Bank, National Association, dated January 27, 2011, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.4
Amended and Restated and Consolidated Limited Guaranty (relating to the Portfolio Loan), by KBS REIT Properties II, LLC, in favor of Wells Fargo Bank, National Association, dated January 27, 2011, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.5
Second Amended and Restated and Consolidated Secured Promissory Note (relating to the Portfolio Loan), by and between KBSII Hartman Business Center, LLC, KBSII Plano Business Park, LLC, KBSII Horizon Tech Center, LLC, KBSII 2500 Regent Boulevard, LLC, KBSII Crescent VIII, LLC, KBSII National City Tower, LLC, KBSII Granite Tower, LLC, KBSII Gateway Corporate Center, LLC, KBSII I-81 Industrial Portfolio Trust, and Wells Fargo Bank, National Association, dated February 8, 2011, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

Ex.	Description

10.6
Joinder Agreement (relating to the Portfolio Loan), by and between KBSII I-81 Industrial Portfolio Trust, LLC and Wells Fargo Bank, National Association, dated February 8, 2011, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011

10.7
Third Amended and Restated and Consolidated Secured Promissory Note (relating to the Portfolio Loan), by and between KBSII Hartman Business Center, LLC, KBSII Plano Business Park, LLC, KBSII Horizon Tech Center, LLC, KBSII 2500 Regent Boulevard, LLC, KBSII Crescent VIII, LLC, KBSII National City Tower, LLC, KBSII Granite Tower, LLC, KBSII Gateway Corporate Center, LLC, KBSII I-81 Industrial Portfolio Trust, KBSII Two Westlake Park, LLC and Wells Fargo Bank, National Association, dated February 25, 2011, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.8
Joinder Agreement (relating to the Portfolio Loan), by and between KBSII Two Westlake Park, LLC and Wells Fargo Bank, National Association, dated February 25, 2011, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011

10.9
Fourth Amended and Restated and Consolidated Secured Promissory Note (relating to the Portfolio Loan), by and between KBSII Hartman Business Center, LLC, KBSII Plano Business Park, LLC, KBSII Horizon Tech Center, LLC, KBSII 2500 Regent Boulevard, LLC, KBSII Crescent VIII, LLC, KBSII National City Tower, LLC, KBSII Granite Tower, LLC, KBSII Gateway Corporate Center, LLC, KBSII I-81 Industrial Portfolio Trust, KBSII Two Westlake Park, LLC, KBSII Torrey Reserve West, LLC and Wells Fargo Bank, National Association, dated March 10, 2011, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.10
Joinder Agreement (relating to the Portfolio Loan), by and between KBSII Torrey Reserve West, LLC and Wells Fargo Bank, National Association, dated March 10, 2011, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
KBS Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust II, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule in Item 15(a), Schedule III‑Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust II, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 12, 2012

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Real estate:
Land	$268,097	$190,507
Buildings and improvements	1,990,729	1,511,105
Tenant origination and absorption costs	331,417	252,264
Total real estate, cost	2,590,243	1,953,876
Less accumulated depreciation and amortization	(183,855)	(80,473)
Total real estate, net	2,406,388	1,873,403
Real estate loans receivable, net	358,778	336,759
Total real estate and real estate-related investments, net	2,765,166	2,210,162
Cash and cash equivalents	95,554	82,413
Restricted cash	171	937
Rents and other receivables, net	41,490	20,582
Above-market leases, net	59,856	48,456
Deferred financing costs, prepaid expenses and other assets	23,979	17,104
Total assets	$2,986,216	$2,379,654
Liabilities and stockholders’ equity
Notes payable	$1,393,270	$828,157
Accounts payable and accrued liabilities	23,228	20,287
Due to affiliates	—	373
Distributions payable	10,608	9,179
Below-market leases, net	34,779	35,487
Other liabilities	37,198	18,536
Total liabilities	1,499,083	912,019
Commitments and contingencies (Note 14)
Redeemable common stock	67,789	43,306
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 191,725,167 and 176,739,865 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	1,917	1,767
Additional paid-in capital	1,649,029	1,537,403
Cumulative distributions in excess of net income	(214,137)	(112,711)
Accumulated other comprehensive loss	(17,465)	(2,130)
Total stockholders’ equity	1,419,344	1,424,329
Total liabilities and stockholders’ equity	$2,986,216	$2,379,654
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$224,665	$110,294	$49,548
Tenant reimbursements	47,246	18,066	8,762
Interest income from real estate loans receivable	36,476	28,255	16,885
Other operating income	11,769	3,518	192
Total revenues	320,156	160,133	75,387
Expenses:
Operating, maintenance, and management	60,338	28,715	12,265
Real estate taxes and insurance	35,164	12,977	4,515
Asset management fees to affiliate	20,127	10,005	4,482
Real estate acquisition fees to affiliates	4,808	10,692	846
Real estate acquisition fees and expenses	3,974	7,487	678
General and administrative expenses	5,063	3,947	2,678
Depreciation and amortization	118,439	61,686	28,105
Interest expense	50,554	19,389	10,164
Total expenses	298,467	154,898	63,733
Other income:
Other interest income	104	273	646
Gain on sale of real estate securities	—	—	119
Total other income	104	273	765
Net income	$21,793	$5,508	$12,419
Net income per common share, basic and diluted	$0.11	$0.04	$0.20
Weighted-average number of common shares outstanding, basic and diluted	189,555,551	125,894,756	63,494,969
Distributions declared per common share	$0.650	$0.650	$0.650
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2008	31,515,364	$315	$277,592	$(7,523)	$—	$270,384
Net income	—	—	—	12,419	—	12,419
Issuance of common stock	61,851,680	619	615,081	—	—	615,700
Redemptions of common stock	(199,883)	(2)	(1,919)	—	—	(1,921)
Transfers to redeemable common stock	—	—	(19,339)	—	—	(19,339)
Distributions declared	—	—	—	(41,272)	—	(41,272)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(54,913)	—	—	(54,913)
Other offering costs	—	—	(6,496)	—	—	(6,496)
Balance, December 31, 2009	93,167,161	$932	$810,006	$(36,376)	$—	$774,562
Comprehensive income:
Net income	—	—	—	5,508	—	5,508
Unrealized losses on derivative instruments	—	—	—	—	(2,130)	(2,130)
Total comprehensive income						3,378
Issuance of common stock	85,838,625	858	852,417	—	—	853,275
Redemptions of common stock	(2,265,921)	(23)	(21,237)	—	—	(21,260)
Transfers to redeemable common stock	—	—	(22,046)	—	—	(22,046)
Distributions declared	—	—	—	(81,843)	—	(81,843)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(74,346)	—	—	(74,346)
Other offering costs	—	—	(7,391)	—	—	(7,391)
Balance, December 31, 2010	176,739,865	$1,767	$1,537,403	$(112,711)	$(2,130)	$1,424,329
Comprehensive income:
Net income	—	—	—	21,793	—	21,793
Unrealized losses on derivative instruments	—	—	—	—	(15,335)	(15,335)
Total comprehensive income						6,458
Issuance of common stock	17,630,691	176	171,480	—	—	171,656
Redemptions of common stock	(2,645,389)	(26)	(25,669)	—	—	(25,695)
Transfers to redeemable common stock	—	—	(24,482)	—	—	(24,482)
Distributions declared	—	—	—	(123,219)	—	(123,219)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(8,864)	—	—	(8,864)
Other offering costs	—	—	(839)	—	—	(839)
Balance, December 31, 2011	191,725,167	$1,917	$1,649,029	$(214,137)	$(17,465)	$1,419,344
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$21,793	$5,508	$12,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,439	61,686	28,105
Noncash interest income on real estate-related investments	(6,915)	(6,354)	(5,304)
Deferred rent	(19,890)	(8,686)	(2,187)
Bad debt expense (recovery)	285	22	(5)
Amortization of above- and below-market leases, net	(882)	(4,290)	(5,683)
Amortization of deferred financing costs	2,857	1,165	996
Gain on sale of real estate securities	—	—	(119)
Change in fair value of contingent consideration	463	(273)	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	552	(723)	—
Rents and other receivables	(1,303)	(12,111)	549
Prepaid expenses and other assets	(6,514)	(6,636)	(973)
Accounts payable and accrued liabilities	(78)	17,648	(240)
Other liabilities	4,419	12,567	2,379
Net cash provided by operating activities	113,226	59,523	29,937
Cash Flows from Investing Activities:
Acquisitions of real estate	(636,222)	(1,389,288)	(112,174)
Improvements to real estate	(22,570)	(9,153)	(2,172)
Investments in real estate loans receivable	(15,608)	(287,104)	(67,611)
Principal repayments on real estate loans receivable	504	—	—
Proceeds from sale of real estate-related investments	—	87,500	—
Investments in real estate securities	—	—	(3,958)
Sales of real estate securities	—	—	4,198
Restricted cash for capital expenditures	214	(214)	—
Net cash used in investing activities	(673,682)	(1,598,259)	(181,717)
Cash Flows from Financing Activities:
Proceeds from notes payable	546,998	717,422	15,540
Transfer of financial asset	45,000	—	—
Principal payments on notes payable	(26,885)	(32,910)	(160,326)
Payments of deferred financing costs	(6,916)	(7,153)	(650)
Contingent consideration related to acquisition of real estate	—	(3,663)	—
Return of contingent consideration related to acquisition of real estate	1,514	873	—
Proceeds from issuance of common stock	103,867	809,969	594,440
Payments to redeem common stock	(25,695)	(21,260)	(1,921)
Payments of commissions on stock sales and related dealer manager fees	(8,864)	(74,348)	(54,911)
Payments of other offering costs	(1,421)	(7,231)	(6,560)
Distributions paid to common stockholders	(54,001)	(34,371)	(16,620)
Net cash provided by financing activities	573,597	1,347,328	368,992
Net increase (decrease) in cash and cash equivalents	13,141	(191,408)	217,212
Cash and cash equivalents, beginning of period	82,413	273,821	56,609
Cash and cash equivalents, end of period	$95,554	$82,413	$273,821
Supplemental Disclosure of Cash Flow Information:
Interest paid	$46,263	$15,773	$9,654
Supplemental Disclosure of Noncash Transactions:
Mortgage debt assumed on real estate acquisition	$—	$16,985	$—
Increase in distributions payable	$1,429	$4,166	$3,392
Increase in capital expenses payable	$2,715	$3,960	$—
Increase in lease incentives payable	$—	$4,086	$—
Increase in lease commissions payable	$565	$110	$567
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$67,789	$43,306	$21,260
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of December 31, 2011, the Company owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and seven real estate loans receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. As of December 31, 2011, the Company had sold 14,134,727 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $134.3 million. Also as of December 31, 2011, the Company had redeemed 5,111,193 shares sold in the Offering for $48.9 million.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Revenue Recognition
Real Estate
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight‑line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general‑purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre‑petition and post‑petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
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
December 31, 2011

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
Real Estate Acquisition Valuation
The Company records the acquisition of income‑producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition‑date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property‑operating expenses, carrying costs during lease‑up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2011, 2010 and 2009.
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
As of December 31, 2011, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the years ended December 31, 2011, 2010 and 2009. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge‑offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio‑based component and an asset‑specific component.
An asset‑specific reserve relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.
A portfolio‑based reserve covers the pool of loans that do not have asset‑specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.
Cash and Cash Equivalents
The Company considers all short‑term (with an original maturity of three months or less), highly‑liquid investments utilized as part of the Company’s cash‑management activities to be cash equivalents. Cash equivalents may include cash and short‑term investments. Short‑term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2011. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits the majority of its funds.
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
December 31, 2011

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
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third‑party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Transfers of Financial Assets
The Company accounts for transfers of real estate loans receivable to unrelated entities in accordance with ASC 860, Transfers and Servicing (“ASC 860”). When a real estate loan receivable is divided into multiple tranches and one or more of the tranches is transferred to an unrelated third party, the Company determines if each of the tranches of the loan would qualify as participating interests. If the tranches do not qualify as participating interests, the Company would account for the transfer as a secured borrowing with a pledge of collateral. As a result, the Company would continue to report the transferred financial asset in its consolidated balance sheet and recognize interest income on the entire note. Proceeds from the transferee are treated as a secured borrowing and recorded as a note payable. Interest income allocated to the transferee is also recorded as interest expense on the Company’s consolidated statement of operations. See Note 6, “Real Estate Loan Receivable — Transfer of Financial Asset — One Kendall Square First Mortgage.”
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

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

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

•	During any calendar year, the Company may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Pursuant to the program, until the Company established an estimated value per share that was not based on the price to acquire a share in the Company’s primary initial public offering or a follow-on public offering, the Company redeemed shares at prices determined as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who had held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who had held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who had held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from the Company for stockholders who had held their shares for at least four years.
Notwithstanding the above, until the Company established an estimated value per share that was not based on the price to acquire a share in the Company’s primary initial public offering or a follow-on public offering, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” was the amount paid to acquire the shares from the Company.
On December 19, 2011, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.11 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2011. Therefore, effective for the December 2011 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $10.11 (unaudited) per share.
The estimated value per share was based upon the recommendation and valuation of the Advisor. The Financial Industry Regulatory Authority Rules, which prompted the valuation, provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the Advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of the Company’s assets or liabilities according to GAAP.
The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Company currently expects to engage the Advisor and/or an independent valuation firm to update the estimated value per share in December 2012, but is not required to update the estimated value per share more frequently than every 18 months.
The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8‑K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2011, the Company redeemed $25.7 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2011 redemption date.
Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, the Company has $67.8 million available for eligible redemptions in 2012.
Related Party Transactions
Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering and is obligated to pay the Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate‑related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See Note 10, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement.
Selling Commissions and Dealer Manager Fees
Through April 29, 2010, the Company paid the Dealer Manager up to 6.0% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. Effective April 30, 2010, the Company paid the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee was paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallowed 100% of sales commissions earned to participating broker‑dealers. The Dealer Manager also reallowed certain participating broker‑dealers up to 1% of the gross offering proceeds attributable to that participating broker‑dealer as a marketing fee and, in special cases, the Dealer Manager increased the reallowance.
Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) of the Company were paid and, with respect to the dividend reinvestment plan, may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company or may be paid directly by the Company. Other offering costs include all expenses incurred by the Company in connection with the Offering. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company was and is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, the Company was and is only liable for these costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Offering. As of December 31, 2011, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2011, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 196,816,360 shares in the Offering for gross offering proceeds of $2.0 billion and recorded other offering costs of $20.2 million and selling commissions and dealer manager fees of $167.2 million. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

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
Asset Management Fee
With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one‑twelfth of 0.75% of the amount paid or allocated to acquire the investment. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.
With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one‑twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2011, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.
Disposition Fee
For substantial assistance in connection with the sale of properties or other investments, the Company pays the Advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may the disposition fees paid to Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends‑paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, returns for the calendar years 2007 through 2010 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted‑average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2011, 2010 and 2009.
Distributions declared per common share assumes each share was issued and outstanding each day during the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2009 through December 31, 2011 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate‑related. For financial data by segment, see Note 11, “Segment Information.”
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate and real estate‑related investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Updates
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. Additionally, ASU No. 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU No. 2011-12”). ASU No. 2011-12 defers the effective date of the specific requirement in ASU 2011-05 to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The adoption of ASU No. 2011-05 will require the Company to change the presentation of comprehensive income in its consolidated financial statements.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2011, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Gateway Corporate Center	Sacramento	CA	01/26/2011	$6,380	$31,272	$7,674	$2,073	$(464)	$46,935
601 Tower at Carlson Center	Minnetonka	MN	02/03/2011	4,350	42,182	7,445	564	(143)	54,398
I-81 Industrial Portfolio	Various	PA	02/16/2011	7,250	62,655	12,820	7,275	—	90,000
Two Westlake Park	Houston	TX	02/25/2011	7,000	67,590	10,291	111	(5,570)	79,422
CityPlace Tower	West Palm Beach	FL	04/06/2011	17,460	90,472	16,067	3,002	(501)	126,500
Fountainhead Plaza	Tempe	AZ	09/13/2011	12,300	99,108	24,592	—	—	136,000
Metropolitan Center	East Rutherford	NJ	12/16/2011	22,850	58,398	16,834	6,454	(1,569)	102,967
				$77,590	$451,677	$95,723	$19,479	$(8,247)	$636,222
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Gateway Corporate Center	8.7	8.8	9.2
601 Tower at Carlson Center	3.2	4.7	2.6
I-81 Industrial Portfolio	5.9	6.1	—
Two Westlake Park	3.5	2.4	4.8
CityPlace Tower	8.2	8.0	8.4
Fountainhead Plaza	11.9	—	—
Metropolitan Center	9.3	9.0	12.2
The Company recorded each acquisition as a business combination and expensed $8.8 million of acquisition costs. For the year ended December 31, 2011, the Company recognized $44.8 million of total revenues and $21.7 million of operating income from these properties.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

4.	REAL ESTATE
As of December 31, 2011, the Company’s real estate portfolio was composed of 20 office properties, one office/flex property, a portfolio of four industrial properties, two industrial properties and a leasehold interest in one industrial property, encompassing in the aggregate approximately 11.3 million rentable square feet. As of December 31, 2011, the Company’s real estate portfolio was 95% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2011 and 2010 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
As of December 31, 2011:
Office	$254,897	$1,895,573	$311,533	$2,462,003
Industrial (1)	13,200	95,156	19,884	128,240
Cost	$268,097	$1,990,729	$331,417	$2,590,243
Accumulated depreciation/amortization	—	(110,269)	(73,586)	(183,855)
Net Amount	$268,097	$1,880,460	$257,831	$2,406,388

As of December 31, 2010:
Office	$184,557	$1,478,777	$244,967	$1,908,301
Industrial (1)	5,950	32,328	7,297	45,575
Cost	$190,507	$1,511,105	$252,264	$1,953,876
Accumulated depreciation/amortization	—	(47,307)	(33,166)	(80,473)
Net Amount	$190,507	$1,463,798	$219,098	$1,873,403
_____________________
(1) Includes an investment in the rights to a ground lease. The ground lease expires in February 2050.
As of December 31, 2011, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$591,538	19.8%	$44,373	$34.78	97.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2011, the leases had remaining terms (excluding options to extend) of up to 17.2 years with a weighted-average remaining term (excluding options to extend) of 6.6 years. The leases may have provisions to extend the term of the leases, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.2 million and $2.7 million as of December 31, 2011 and December 31, 2010, respectively.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

During the years ended December 31, 2011, 2010 and 2009, the Company recognized deferred rent from tenants of $19.9 million, $8.7 million and $2.2 million, respectively. As of December 31, 2011 and 2010, the cumulative deferred rent receivable balance was $37.1 million and $15.5 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.3 million and $3.9 million of unamortized lease incentives as of December 31, 2011 and 2010. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of December 31, 2011, the future minimum rental income from the Company’s properties due under non-cancelable operating leases was as follows (in thousands):

2012	$228,677
2013	222,361
2014	210,335
2015	185,362
2016	169,897
Thereafter	848,078
$1,864,710
As of December 31, 2011, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	55	$49,931	20.3%
Finance	84	49,083	19.9%
		$99,014	40.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the years ended December 31, 2011 and 2010, the Company recorded bad debt expense related to its tenant receivables of $0.3 million and $22,000, respectively. The Company did not record any bad debt expense related to its deferred rent receivables during the year ended December 31, 2009. As of December 31, 2011 and 2010, the Company had a bad debt reserve of approximately $0.3 million and $34,000 respectively, which represents less than 1% of annualized base rent.
As of December 31, 2011, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
Kirkland & Ellis	300 N. LaSalle Building	Legal Services	687,857	6.1%	$25,347	10.3%	$36.85	02/28/2029
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2011 and does not take into account any tenant renewal or termination options.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Geographic Concentration Risk
As of December 31, 2011, the Company’s net investments in real estate in Illinois, New Jersey and California represented 19.8%, 15.6% and 11.2% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in Illinois, New Jersey and California real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
In addition, the Company’s investment in the 300 N. LaSalle Building represented approximately 20% of the Company’s total assets and 20% of the Company’s total revenues as of December 31, 2011. As a result of this investment, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of December 31, 2011 and 2010, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2011	2010	2011	2010	2011	2010
Cost	$331,417	$252,264	$69,892	$51,024	$(50,455)	$(44,100)
Accumulated Amortization	(73,586)	(33,166)	(10,036)	(2,568)	15,676	8,613
Net Amount	$257,831	$219,098	$59,856	$48,456	$(34,779)	$(35,487)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Amortization	$(51,685)	$(29,005)	$(13,141)	$(8,091)	$(2,466)	$(170)	$8,972	$6,756	$5,853

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2011 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2012	$(47,483)	$(8,738)	$7,995
2013	(38,338)	(8,293)	6,819
2014	(32,653)	(7,155)	5,964
2015	(25,566)	(5,532)	4,321
2016	(21,852)	(5,161)	2,991
Thereafter	(91,939)	(24,977)	6,689
	$(257,831)	$(59,856)	$34,779
Weighted-Average Remaining Amortization Period	8.9 years	10.6 years	6.3 years

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

6.	REAL ESTATE LOANS RECEIVABLE
As of December 31, 2011 and 2010, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2011 (1)	Book Value as of December 31, 2011 (2)	Book Value as of December 31, 2010 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Northern Trust Building A-Note
San Diego, California	12/31/2008	Office	A-Note	$94,500	$66,329	$63,244	5.6%	13.0%	10/01/2017
One Liberty Plaza Notes (5)
New York, New York	02/11/2009	Office	Mortgage	114,496	77,637	73,914	6.1%	15.0%	08/06/2017
Tuscan Inn First Mortgage Origination
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	19,878	20,027	8.3%	8.7%	01/21/2015
Chase Tower First Mortgage Origination (6)
Austin, Texas	01/25/2010	Office	Mortgage	59,200	59,214	59,218	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (7)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	32,673	32,673	31,900	(7)	9.7%	07/01/2014
One Kendall Square First Mortgage Origination (8)
Cambridge, Massachusetts	11/22/2010	Mixed-use Facility	Mortgage Participation	87,500	88,525	88,456	(8)	7.0%	12/01/2013
Sheraton Charlotte Airport Hotel First Mortgage (9)
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	14,500	$14,522	—	7.5%	7.6%	08/01/2018
				$423,069	$358,778	$336,759
_____________________
(1) Outstanding principal balance as of December 31, 2011 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2011, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of December 31, 2011.
(4) Maturity dates are as of December 31, 2011.
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
(7) As of December 31, 2011, $31.9 million had been disbursed under the Pappas Commerce First Mortgage. Interest on the first mortgage is calculated at a fixed rate of 9.5%. The outstanding principal balance also includes a protective advance of $0.8 million made on June 22, 2011 to cover property taxes and to fund the tax and insurance reserve account. Interest on the protective advance is calculated at a fixed rate of 14.5%.
(8) Monthly installments on One Kendall Square First Mortgage are interest-only during the initial term of the loan. On April 5, 2011, the Company, through an indirect wholly owned subsidiary, entered into a note splitter agreement with the borrower under the One Kendall Square First Mortgage and restructured the One Kendall Square First Mortgage to provide for two debt tranches with varying interest rates. See “-Transfer of Financial Asset- One Kendall Square First Mortgage.”
(9) Monthly installments on the Sheraton Charlotte Airport Hotel First Mortgage are interest-only for the first two years, followed by principal and interest payments with principal calculated using an amortization of 30 years for the balance of the term, with the remaining principal balance due at maturity.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The following summarizes the activity related to the real estate loans receivable for the year ended December 31, 2011 (in thousands):

Real estate loans receivable - December 31, 2010	$336,759
Face value of real estate loan receivable originated	14,500
Principal repayment received on real estate loan receivable	(504)
Accretion of discounts on purchased real estate loans receivable	7,441
Closing costs and origination fees on origination of real estate loans receivable	335
Amortization of closing costs and origination fees on real estate loans receivable	(526)
Pappas Commerce First Mortgage Origination - protective advance	773
Real estate loans receivable - December 31, 2011	$358,778
For the years ended December 31, 2011, 2010 and 2009, interest income from real estate loans receivable consisted of the following (in thousands):

	For the Year Ended December 31,
	2011	2010		2009
Contractual interest income	$29,561	$21,901		$11,702
Accretion of purchase discounts	7,441	6,470		5,275
Amortization of closing costs and origination fees	(526)	(116)		(92)
Interest income from real estate loans receivable	$36,476	$28,255	—	$16,885
As of December 31, 2011 and 2010, interest receivable from real estate loans receivable was $2.4 million, respectively, and was included in rents and other receivables.
The following is a schedule of maturities for all real estate loans receivable outstanding as of December 31, 2011 (in thousands):

	Current Maturity		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value	Face Value (Funded)	Book Value
2012	$—	$—	$—	$—
2013	87,500	88,525	—	—
2014	32,673	32,673	32,673	32,673
2015	79,400	79,092	166,900	167,617
2016	—	—	—	—
Thereafter	223,496	158,488	223,496	158,488
	$423,069	$358,778	$423,069	$358,778
_____________________
(1) The schedule of current maturities above represents the contractual maturity dates and outstanding balances as of December 31, 2011. Certain of the real estate loans receivable have extension options available to the borrowers, subject to certain conditions, that have been reflected in the schedule of fully extended maturities.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Transfer of Financial Asset
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
On April 5, 2011, the Company, through an indirect wholly owned subsidiary, restructured the One Kendall Square First Mortgage to provide for two debt tranches with varying interest rates. These tranches consist of Promissory Note A (“Note A”), with an original principal amount of $90.0 million, of which the Company and the Participation Holder each held an interest of $45.0 million, and Promissory Note B (“Note B”), which is subordinate to Note A, with an original principal amount of $85.0 million, of which the Company and the Participation Holder each hold an interest of $42.5 million. Note A bears interest at a floating rate of 250 basis points over one-month LIBOR, subject to a minimum interest rate of 4.0%. Note B bears interest at an amount that when combined with the interest on Note A, equals the original Loan Rate on the $175.0 million One Kendall Square First Mortgage. On April 6, 2011, the Company, through an indirect wholly owned subsidiary, and Participation Holder sold and transferred their respective $45.0 million interests in Note A, at par, to an unaffiliated buyer.
Since the Note A and Note B tranches of the One Kendall Square First Mortgage do not qualify as participating interests, as defined in ASC 860, the Company accounted for the sale of its $45.0 million interest in Note A as a secured borrowing with a pledge of collateral and continued to record the Company’s entire $87.5 million interest in the One Kendall Square First Mortgage as a real estate loan receivable. For the same reason, its $45.0 million interest in Note A is recorded as a note payable in the accompanying consolidated balance sheets. Interest income allocated to the transferee is recorded as interest expense on the Company’s consolidated statement of operations. Interest income from the One Kendall Square First Mortgage for the year ended December 31, 2011 was $6.2 million, net of amortization of closing costs and origination fees, respectively. Interest expense from the One Kendall Square First Mortgage for the year ended December 31, 2011 was $1.5 million.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

7.	NOTES PAYABLE
As of December 31, 2011 and 2010, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of December 31, 2011	Principal as of December 31, 2010	Contractual Interest Rate as of December 31, 2011(1)	Effective Interest Rate as of December 31, 2011 (1)	Payment Type	Maturity Date (2)
100 & 200 Campus Drive Mortgage Loan (3)	$55,000	$55,000	One-month LIBOR + 3.25%	5.1%	Interest Only	02/26/2014
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	Interest Only	04/10/2014
Portfolio Revolving Loan Facility (4)	55,000	65,000	One-month LIBOR + 3.00% (5)	5.2%	Interest Only	04/30/2014
Willow Oaks Revolving Loan (5)	13,000	13,000	(5)	4.3%	Interest Only	08/01/2013
300 N. LaSalle Building Mortgage Loan	350,000	350,000	4.25%	4.3%	Interest Only	08/01/2015
Torrey Reserve West Mortgage Loan (6)	—	16,885	(6)	(6)	(6)	(6)
Union Bank Plaza Mortgage Loan (7)	105,000	105,000	One-month LIBOR + 1.75%	3.4%	Interest Only	09/15/2015
Portfolio Bridge Loan (8)	—	40,622	(8)	(8)	(8)	(8)
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
National City Tower Mortgage Loan (8)	—	69,000	(8)	(8)	(8)	(8)
Portfolio Loan (9)	348,300	—	One-month LIBOR + 2.15%	3.7%	Interest Only	01/27/2016
One Kendall Square Borrowing (10)	45,000	—	One-month LIBOR + 2.50%	4.0%	Interest Only	12/01/2013
601 Tower Mortgage Loan (11)	16,320	—	(11)	3.5%	Interest Only	06/03/2015
CityPlace Tower Mortgage Loan	71,000	—	3.59%	3.6%	Interest Only	08/01/2015
Fountainhead Plaza Mortgage Loan	80,000	—	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Metropolitan Center Mortgage Loan (12)	65,000	—	One-month LIBOR + 2.20%	2.5%	Interest Only	01/01/2016
CIBC Portfolio Mortgage Loan (13)	76,000	—	One-month LIBOR + 2.75%	3.0%	Interest Only	01/01/2016
	$1,393,270	$828,157
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2011. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2011 (consisting of the contractual interest rate and the effect of interest rate swaps and the contractual floor rates), using interest rate indices at December 31, 2011, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2011; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) As of December 31, 2011, $55.0 million had been disbursed to the Company and $9.6 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(4) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. As of December 31, 2011, $55.0 million had been disbursed to the Company and $45.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.25%; however, there is no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years or any shorter term expiring on the maturity date. The Portfolio Revolving Loan Facility is secured by Mountain View Corporate Center, 350 E. Plumeria Building, Pierre Laclede Center and One Main Place.
(5) On July 26, 2010, the Company entered into a three-year $65.0 million revolving loan. As of December 31, 2011, $13.0 million had been disbursed to the Company and $52.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point during the initial term may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract.
(6) On March 10, 2011, the Company used proceeds from the Portfolio Loan to repay this loan in full.
(7) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of December 31, 2011, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(8) In connection with the closing of the Portfolio Loan, the Company consolidated this loan into the Portfolio Loan.
(9) The Portfolio Loan is secured by Hartman II Business Center, Plano Business Park, Horizon Tech Center, Dallas Cowboys Distribution Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center, I-81 Industrial Portfolio, Two Westlake Park and Torrey Reserve West.
(10) See Note 6, “Real Estate Loans Receivable- Transfer of Financial Asset- One Kendall Square First Mortgage.”
(11) On June 6, 2011, the Company entered into a four-year $32.6 million revolving credit loan. As of December 31, 2011, $16.3 million had been disbursed to the Company under a mortgage loan and $16.3 million remained available for future disbursements under a revolving loan facility, subject to certain conditions set forth in the loan agreement. The interest rate on the $16.3 million outstanding as of December 31, 2011 is calculated at a fixed rate of 3.54% per annum. The interest rate on the $16.3 million available for future disbursements as of December 31, 2011 is calculated at a variable rate of 220 basis points over one-month LIBOR.
(12) On December 16, 2011, the Company entered into a four-year $65.0 million mortgage loan, of which $52.0 million is revolving. As of December 31, 2011, $65.0 million had been disbursed to the Company under the mortgage loan.
(13) On December 29, 2011, the Company entered into a four-year $76.0 million mortgage loan that is secured by the Tuscan Inn First Mortgage Origination, the Chase Tower First Mortgage Origination, the Pappas Commerce First Mortgage Origination and the Sheraton Charlotte Airport Hotel First Mortgage.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

During the years ended December 31, 2011, 2010 and 2009, the Company incurred $50.6 million, $19.4 million and $10.2 million of interest expense, respectively. Of these amounts, $4.3 million and $2.9 million were payable as of December 31, 2011 and 2010, respectively. Included in interest expense for the years ended December 31, 2011, 2010 and 2009 were $2.8 million, $1.2 million and $1.0 million, respectively, of amortization of deferred financing costs. As of December 31, 2011 and 2010, the Company’s deferred financing costs were $10.2 million and $6.2 million, respectively, net of amortization. Interest expense incurred as a result of the Company’s interest rate swap agreements for the years ended December 31, 2011 and 2010 were $8.3 million and $1.6 million, respectively.
The following is a schedule of maturities due under all outstanding notes payable as of December 31, 2011 (in thousands):

	Current Maturity	Fully Extended Maturity (1)
2012	$—	$—
2013	58,000	—
2014	203,850	93,850
2015	622,320	518,000
2016	509,100	332,000
Thereafter	—	449,420
	$1,393,270	$1,393,270
_____________________
(1) Represents the maturities due under all notes payable outstanding as of December 31, 2011, assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.
Certain of our notes payable contain financial and non-financial debt covenants. As of December 31, 2011, the Company was in compliance with all debt covenants.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of December 31, 2011 and 2010. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	December 31, 2011	December 31, 2010
Interest Rate Swap	02/26/2010	02/26/2014	$10,000	One-month LIBOR/ Fixed at 2.30%	$(370)	$(322)
Interest Rate Swap	02/26/2010	02/26/2014	10,000	One-month LIBOR/ Fixed at 2.30%	(370)	(322)
Interest Rate Swap (1)	04/30/2010	04/30/2014	55,000	One-month LIBOR/ Fixed at 2.17%	(1,853)	(1,520)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(84)	(57)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(84)	(56)
Interest Rate Swap	09/15/2010	09/15/2015	105,000	One-month LIBOR/ Fixed at 1.70%	(3,372)	1,092
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(360)	(149)
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(360)	(149)
Interest Rate Swap	12/16/2010	01/01/2016	19,800	One-month LIBOR/ Fixed at 2.39%	(1,159)	(329)
Interest Rate Swap	12/20/2010	06/16/2015	69,000	One-month LIBOR/ Fixed at 1.94%	(2,726)	(318)
Interest Rate Swap	02/01/2011	01/01/2016	56,150	One-month LIBOR/ Fixed at 2.16%	(2,790)	—
Interest Rate Swap	02/01/2011	02/01/2015	8,400	One-month LIBOR/ Fixed at 1.75%	(270)	—
Interest Rate Swap	02/01/2011	02/01/2014	80,150	One-month LIBOR/ Fixed at 1.29%	(1,220)	—
Interest Rate Swap	03/08/2011	02/01/2014	85,900	One-month LIBOR/ Fixed at 1.45%	(1,597)	—
Interest Rate Swap	03/10/2011	02/01/2014	13,750	One-month LIBOR/ Fixed at 1.32%	(218)	—
Interest Rate Swap	12/01/2011	12/01/2015	80,000	One-month LIBOR/ Fixed at 1.04%	(588)	—
Interest Rate Swap	01/01/2012	01/01/2016	7,800	One-month LIBOR/ Fixed at 1.02%	(44)	—
Total derivatives designated as hedging instruments			$648,950		$(17,465)	(2,130)
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
Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized losses of $15.3 million and $2.1 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive loss for the years ended December 31, 2011 and 2010, respectively. The Company did not have any derivative instruments as of December 31, 2009. Amounts in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  As a result of utilizing derivative instruments designated as cash flow hedges to hedge our variable rate notes payable, the Company recognized an additional $8.3 million and $1.6 million of interest expense related to the effective portion of cash flow hedges during the years ended December 31, 2011 and 2010, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During year ended December 31, 2011, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totaled $7.4 million as of December 31, 2011 and was included in the unrealized loss amount of $15.3 million recorded as accumulated other comprehensive loss.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

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
Real estate loans receivable: The Company’s real estate loans receivable are presented in the accompanying consolidated balance sheets at their amortized cost net of recorded loan loss reserves and not at fair value. The fair values of real estate loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements.
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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2011 and 2010, for which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2011			December 31, 2010
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$423,069	$358,778	$428,895	$408,300	$336,759	$413,423
Financial liabilities:
Notes payable	1,393,270	1,393,270	$1,398,491	828,157	828,157	829,914

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of December 31, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of December 31, 2011, the Company held the following assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$636,222	$—	$—	$636,222
Recurring Basis:
Contingent consideration	$1,086	$—	$—	$1,086
Liability derivatives	$(17,465)	$—	$(17,465)	$—
_____________________
(1) Amount reflects acquisition date fair values of real estate acquired in 2011.

10.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the years ended December 31, 2011, 2010 and 2009, no transactions occurred between the Company and these other KBS‑sponsored programs.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2011, 2010 and 2009, respectively, and any related amounts payable as of December 31, 2011 and 2010 (in thousands):

	Incurred			Payable as of
	2011	2010	2009	2011	2010
Expensed
Asset management fees	$20,127	$10,005	$4,482	$—	$—
Reimbursement of operating expenses (1)	55	35	44	—	9
Acquisition fees	4,808	10,692	846	—	—
Additional Paid-in Capital
Selling commissions	5,748	49,277	34,108	—	—
Dealer manager fees	3,116	25,069	20,805	—	—
Reimbursable other offering costs	283	4,133	2,787	—	364
Capitalized
Origination fees	145	2,865	697	—	—
Disposition fees (2)	450	—	—	—	—
	$34,732	$102,076	$63,769	$—	$373
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursed under the Advisory Agreement through December 31, 2011. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) For the year ended December 31, 2011, the Company capitalized $0.5 million of disposition fees related to the sale and transfer of the Company’s interest in Note A of the One Kendall Square First Mortgage. Since the Note A and Note B tranches of the One Kendall Square First Mortgage do not qualify as participating interests, as defined in ASC 860, the Company accounted for the sale of its interest in Note A as a secured borrowing with a pledge of collateral and continued to record the Company’s entire $87.5 million interest in the One Kendall Square First Mortgage as a real estate loan receivable. Additionally, as Note A did not qualify as a participating interest, the transfer of Note A is recorded as a note payable in the accompanying consolidated balance sheets. The disposition fees are included in deferred financing costs, prepaid expenses and other assets in the accompanying consolidated balance sheets.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

11.	SEGMENT INFORMATION
The Company presently operates in two business segments based on its investment types: real estate and real estate‑related. Under the real estate segment, the Company has invested in office, office/flex and industrial properties. Under the real estate-related segment, the Company has invested in or originated mortgage loans, a mortgage participation and an A‑Note. All revenues earned from the Company’s two reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate‑level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The following tables summarize total revenues and NOI for each reportable segment for the years ended December 31, 2011, 2010 and 2009 and total assets and total liabilities for each reportable segment as of December 31, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues:
Real estate segment	$283,680	$131,878	$58,374
Real estate-related segment	36,476	28,255	17,013
Total segment revenues	$320,156	$160,133	$75,387
Interest Expense:
Real estate segment	$48,160	$18,241	$9,596
Real estate-related segment	1,496	—	—
Total segment interest expense	49,656	18,241	9,596
Corporate-level	898	1,148	568
Total interest expense	$50,554	$19,389	$10,164
NOI:
Real estate segment	$122,193	$63,751	$28,434
Real estate-related segment	32,678	26,444	16,095
Total NOI	$154,871	$90,195	$44,529
	December 31,
	2011	2010
Assets:
Real estate segment	$2,552,822	$1,981,974
Real estate-related segment	362,632	339,146
Total segment assets	2,915,454	2,321,120
Corporate-level (1)	70,762	58,534
Total assets	$2,986,216	$2,379,654
Liabilities:
Real estate segment	$1,366,573	$901,270
Real estate-related segment	121,250	61
Total segment liabilities	1,487,823	901,331
Corporate-level (2)	11,260	10,688
Total liabilities	$1,499,083	$912,019
_____________________
(1) Total corporate-level assets consisted primarily of proceeds from the Offering being held in the form of cash and cash equivalents of approximately $70.4 million and $58.5 million as of December 31, 2011 and 2010, respectively.
(2) As of December 31, 2011 and 2010, corporate-level liabilities consisted primarily of distributions payable.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The following table reconciles the Company’s net income to its NOI for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income	$21,793	$5,508	$12,419
Other interest income	(104)	(273)	(646)
Gain on sale of real estate securities	—	—	(119)
Real estate acquisition fees to affiliates	4,808	10,692	846
Real estate acquisition fees and expenses	3,974	7,487	678
General and administrative expenses	5,063	3,947	2,678
Depreciation and amortization	118,439	61,686	28,105
Corporate-level interest expense	898	1,148	568
NOI	$154,871	$90,195	$44,529

12.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2011 and 2010. The Company acquired six individual office properties and a portfolio of four industrial properties during the year ended December 31, 2011, all of which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2011 and 2010 has been prepared to give effect to the acquisitions of the I-81 Industrial Portfolio, CityPlace Tower and Metropolitan Center as if the acquisitions occurred on January 1, 2010. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Year Ended December 31,
	2011	2010
Revenues	$335,577	$189,072
Depreciation and amortization	$122,747	$72,576
Net income (loss)	$28,782	$5,737
Net income (loss) per common share, basic and diluted	$0.15	$0.04
Weighted-average number of common shares outstanding, basic and diluted	191,725,167	148,603,628
The unaudited pro forma information for the year ended December 31, 2011 was adjusted to exclude $5.6 million of acquisition costs related to the above properties incurred in 2011.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

13.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$73,385	80,966	82,570	83,235
Net income	2,157	6,925	8,079	4,632
Net income per common share, basic and diluted	0.01	0.04	0.04	0.02
Distributions declared per common share (1)	0.160	0.162	0.164	0.164

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,336	$31,470	$43,266	$58,061
Net income (loss)	3,828	5,410	(7,642)	3,912
Net income (loss) per common share, basic and diluted	0.04	0.05	(0.06)	0.03
Distributions declared per common share (1)	0.160	0.162	0.164	0.164
____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective period from January 1, 2010 through December 31, 2011. Each day during the period from January 1, 2010 through December 31, 2011 was a record date for distributions. Distributions were calculated at a rate of $0.00178082 per share per day.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2011.
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
December 31, 2011

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 13, 2012, the Company paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2011 through December 31, 2011. On February 15, 2012, the Company paid distributions of $10.6 million, which related to daily record dates for distributions declared for each day in the period from January 1, 2012 through January 31, 2012.
Distributions Declared
On January 19, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from February 1, 2012 through February 28, 2012, which the Company expects to pay in March 2012, and distributions based on daily record dates for the period from March 1, 2012 through March 31, 2012, which the Company expects to pay in April 2012. On March 7, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2012 through April 30, 2012, which the Company expects to pay in May 2012, and distributions based on daily record dates for the period from May 1, 2012 through May 31, 2012, which the Company expects to pay in June 2012. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in the Company’s now terminated primary initial public offering or a 6.4% annualized rate based on shares purchased under our dividend reinvestment plan at the current price per share of $10.11.
Investments and Financings Subsequent to December 31, 2011
Origination of Summit I & II First Mortgage
On January 17, 2012, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of up to $58.8 million (the “Summit I & II First Mortgage ”) to a borrower unaffiliated with the Company or the Advisor. As of March 12, 2012, 2012, $47.3 million had been disbursed and another $11.5 million remained available for future funding, subject to certain conditions set forth in the loan agreement. The borrower used the proceeds from the loan to acquire two six-story Class B+ office buildings located in Reston, Virginia. The office buildings contain 288,365 square feet and were vacant as of January 1, 2012. Payments under the Summit I & II First Mortgage are interest-only for the first thirty months, followed by principal and interest payments with principal calculated using an amortization schedule of 30 years for the balance of the term. The Summit I & II First Mortgage note bears interest at a fixed rate of 7.5%. The Summit I & II First Mortgage matures on January 1, 2017 and may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without prepayment penalty on or after July 1, 2016.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2011
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Mountain View Corporate Center	Basking Ridge, NJ	100%	$8,650	$3,600	$27,138	$30,738	$(15)	$3,600	$27,123	$30,723	$(5,265)	2001	07/30/2008
100 & 200 Campus Drive Buildings	Florham Park, NJ	100%	55,000	10,700	188,509	199,209	(4,706)	10,700	183,803	194,503	(21,859)	1988/1989	09/09/2008
300-600 Campus Drive Buildings	Florham Park, NJ	100%	93,850	9,717	185,445	195,162	1,483	9,717	186,928	196,645	(27,574)	1997/1999	10/10/2008
350 E. Plumeria Building	San Jose, CA	100%	10,162	11,290	24,819	36,109	13	11,290	24,832	36,122	(3,417)	1984/2008	12/18/2008
Willow Oaks Corporate Center	Fairfax, VA	100%	13,000	25,300	87,802	113,102	573	25,300	88,375	113,675	(17,708)	1986/1989/2003	08/26/2009
Pierre Laclede Center	Clayton, MO	100%	20,870	15,200	61,507	76,707	3,397	15,200	64,904	80,104	(10,490)	1964/1970	02/04/2010
One Main Place	Portland, OR	100%	15,318	7,200	47,643	54,843	(136)	7,200	47,507	54,707	(7,029)	1980	02/05/2010
Plano Business Park	Plano, TX	100%	9,334	3,050	13,648	16,698	(64)	3,050	13,584	16,634	(1,791)	2001	03/15/2010
Hartman II	Austell, GA	100%	6,141	2,900	7,467	10,367	—	2,900	7,467	10,367	(726)	2006	04/07/2010
Crescent VIII	Greenwood Village, CO	100%	7,166	2,300	9,552	11,852	171	2,300	9,723	12,023	(1,453)	1996	05/26/2010
Horizon Tech Center	San Diego, CA	100%	22,571	7,900	29,237	37,137	—	7,900	29,237	37,137	(3,430)	2009	06/17/2010
Dallas Cowboys Distribution Center (4)	Irving, TX	100%	10,721	—	18,513	18,513	—	—	18,513	18,513	(1,047)	2010	07/08/2010
300 N. LaSalle Building	Chicago, IL	100%	350,000	41,200	574,340	615,540	4,362	41,200	578,702	619,902	(28,365)	2009	07/29/2010
Torrey Reserve West	San Diego, CA	100%	15,298	5,300	19,437	24,737	772	5,300	20,209	25,509	(2,513)	2000	09/09/2010
Union Bank Plaza	Los Angeles, CA	100%	105,000	24,000	190,232	214,232	(1,037)	24,000	189,195	213,195	(11,829)	1967	09/15/2010
Emerald View at Vista Center	West Palm Beach, FL	100%	19,800	5,300	28,455	33,755	108	5,300	28,563	33,863	(2,444)	2007	12/09/2010
Granite Tower	Denver, CO	100%	82,407	8,850	141,438	150,288	1,181	8,850	142,619	151,469	(6,794)	1983	12/16/2010
National City Tower	Louisville, KY	100%	69,000	6,700	108,864	115,564	2,667	6,700	111,531	118,231	(8,663)	1972	12/17/2010
Gateway Corporate Center	Sacramento, CA	100%	26,277	6,380	38,946	45,326	179	6,380	39,125	45,505	(2,333)	2008/2009	01/26/2011
601 Tower at Carlson Center	Minnetonka, MN	100%	16,320	4,350	49,627	53,977	375	4,350	50,002	54,352	(4,514)	1989	02/03/2011
I-81 Industrial Portfolio	Various, PA	100%	51,085	7,250	75,475	82,725	—	7,250	75,475	82,725	(3,662)	2007/2008	02/16/2011
Two Westlake Park	Houston, TX	100%	48,300	7,000	77,881	84,881	467	7,000	78,348	85,348	(5,718)	1982	02/25/2011
CityPlace Tower	West Palm Beach, FL	100%	71,000	17,460	106,539	123,999	884	17,460	107,423	124,883	(3,429)	2008	04/06/2011
Fountainhead Plaza	Tempe, AZ	100%	80,000	12,300	123,700	136,000	27	12,300	123,727	136,027	(1,598)	2011	09/13/2011
Metropolitan Center	East Rutherford, NJ	100%	65,000	22,850	75,232	98,082	(1)	22,850	75,231	98,081	(204)	1986	12/16/2011
		TOTAL	$1,272,270	$268,097	$2,311,446	$2,579,543	$10,700	$268,097	$2,322,146	$2,590,243	$(183,855)
____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $2.6 billion as of December 31, 2011.
(4) The Company acquired the rights to a ground lease with respect to this property. The ground lease expires in February 2050.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2011
(dollar amounts in thousands)

	2011	2010	2009
Real Estate:
Balance at the beginning of the year	$1,953,876	$575,427	$460,779
Acquisitions	624,990	1,380,233	113,102
Improvements	25,291	13,112	1,929
Write-off of fully depreciated and fully amortized assets	(13,914)	(14,896)	(383)
Balance at the end of the year	$2,590,243	$1,953,876	$575,427

Accumulated depreciation:
Balance at the beginning of the year	$80,473	$34,059	$6,436
Depreciation expense	117,296	61,310	28,006
Write-off of fully depreciated and fully amortized assets	(13,914)	(14,896)	(383)
Balance at the end of the year	$183,855	$80,473	$34,059

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 12, 2012.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director	March 12, 2012
Charles J. Schreiber, Jr.
/s/ DAVID E. SNYDER	Chief Financial Officer	March 12, 2012
David E. Snyder
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 12, 2012
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer	March 12, 2012
Stacie K. Yamane
/s/ HANK ADLER	Director	March 12, 2012
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 12, 2012
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 12, 2012
Stuart A. Gabriel, Ph.D.