Form 10-Q
period 2012-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2012-05-11
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes  ☐  No  ☒
As of May 4, 2012, there were 190,766,395 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
March 31, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Real estate:
Land	$268,097	$268,097
Buildings and improvements	1,994,471	1,990,729
Tenant origination and absorption costs	329,073	331,417
Total real estate, cost	2,591,641	2,590,243
Less accumulated depreciation and amortization	(212,052)	(183,855)
Total real estate, net	2,379,589	2,406,388
Real estate loans receivable, net	407,700	358,778
Total real estate and real estate-related investments, net	2,787,289	2,765,166
Cash and cash equivalents	44,065	95,554
Rents and other receivables, net	47,772	41,490
Above-market leases, net	57,602	59,856
Deferred financing costs, prepaid expenses and other assets	28,290	24,150
Total assets	$2,965,018	$2,986,216
Liabilities and stockholders’ equity
Notes payable	$1,398,270	$1,393,270
Accounts payable and accrued liabilities	23,110	23,228
Due to affiliates	7	—
Distributions payable	10,586	10,608
Below-market leases, net	32,684	34,779
Other liabilities	38,290	37,198
Total liabilities	1,502,947	1,499,083
Commitments and contingencies (Note 11)
Redeemable common stock	63,406	67,789
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 191,291,634 and 191,725,167 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,913	1,917
Additional paid-in capital	1,649,025	1,649,029
Cumulative distributions in excess of net income	(234,435)	(214,137)
Accumulated other comprehensive loss	(17,838)	(17,465)
Total stockholders’ equity	1,398,665	1,419,344
Total liabilities and stockholders’ equity	$2,965,018	$2,986,216
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$62,521	$51,324
Tenant reimbursements	14,368	10,880
Interest income from real estate loans receivable	10,120	8,799
Other operating income	2,501	2,382
Total revenues	89,510	73,385
Expenses:
Operating, maintenance, and management	15,136	14,166
Real estate taxes and insurance	10,869	8,235
Asset management fees to affiliate	5,587	4,553
Real estate acquisition fees to affiliates	—	2,049
Real estate acquisition fees and expenses	—	1,963
General and administrative expenses	1,154	862
Depreciation and amortization	31,564	28,208
Interest expense	14,755	11,244
Total expenses	79,065	71,280
Other income:
Other interest income	18	52
Net income	$10,463	$2,157
Net income per common share, basic and diluted	$0.05	$0.01
Weighted-average number of common shares outstanding, basic and diluted	191,916,690	186,726,498
Distributions declared per common share	$0.160	$0.160
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$10,463	$2,157
Other comprehensive (loss) income:
Unrealized (losses) gains on derivative instruments	(373)	2,511
Total other comprehensive (loss) income	(373)	2,511
Total comprehensive income	$10,090	$4,668
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and the Three Months Ended March 31, 2012 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	176,739,865	$1,767	$1,537,403	$(112,711)	$(2,130)	$1,424,329
Net income	—	—	—	21,793	—	21,793
Other comprehensive loss	—	—	—	—	(15,335)	(15,335)
Issuance of common stock	17,630,691	176	171,480	—	—	171,656
Redemptions of common stock	(2,645,389)	(26)	(25,669)	—	—	(25,695)
Transfers to redeemable common stock	—	—	(24,482)	—	—	(24,482)
Distributions declared	—	—	—	(123,219)	—	(123,219)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(8,864)	—	—	(8,864)
Other offering costs	—	—	(839)	—	—	(839)
Balance, December 31, 2011	191,725,167	$1,917	$1,649,029	$(214,137)	$(17,465)	$1,419,344
Net income	—	—	—	10,463	—	10,463
Other comprehensive income	—	—	—	—	(373)	(373)
Issuance of common stock	1,656,185	17	16,729	—	—	16,746
Redemptions of common stock	(2,089,718)	(21)	(21,107)	—	—	(21,128)
Transfers from redeemable common stock	—	—	4,383	—	—	4,383
Distributions declared	—	—	—	(30,761)	—	(30,761)
Other offering costs	—	—	(9)	—	—	(9)
Balance, March 31, 2012	191,291,634	$1,913	$1,649,025	$(234,435)	$(17,838)	$1,398,665
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$10,463	$2,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,564	28,208
Noncash interest income on real estate-related investments	(1,867)	(1,652)
Deferred rent	(4,880)	(5,129)
Bad debt expense (recovery)	(61)	14
Amortization of above- and below-market leases, net	159	(404)
Amortization of deferred financing costs	801	985
Change in fair value of contingent consideration	11	(158)
Changes in operating assets and liabilities:
Rents and other receivables	(1,341)	(1,586)
Prepaid expenses and other assets	(5,849)	(4,865)
Accounts payable and accrued liabilities	(156)	(401)
Other liabilities	712	(7,559)
Net cash provided by operating activities	29,556	9,610
Cash Flows from Investing Activities:
Investments in real estate loans receivable	(47,379)	145
Acquisitions of real estate	—	(270,755)
Improvements to real estate	(4,335)	(3,106)
Principal repayments on real estate loans receivable	324	—
Net cash used in investing activities	(51,390)	(273,716)
Cash Flows from Financing Activities:
Proceeds from notes payable	5,000	238,678
Principal payments on notes payable	—	(26,885)
Payments of deferred financing costs	(22)	(2,671)
Return of contingent consideration related to acquisition of real estate	541	529
Proceeds from issuance of common stock	—	103,912
Payments to redeem common stock	(21,128)	(4,574)
Payments of commissions on stock sales and related dealer manager fees	—	(8,868)
Payments of other offering costs	(9)	(1,113)
Distributions paid to common stockholders	(14,037)	(12,644)
Net cash (used in) provided by financing activities	(29,655)	286,364
Net (decrease) increase in cash and cash equivalents	(51,489)	22,258
Cash and cash equivalents, beginning of period	95,554	82,413
Cash and cash equivalents, end of period	$44,065	$104,671
Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,831	$9,595
Supplemental Disclosure of Noncash Transactions:
(Decrease) increase in distributions payable	$(22)	$1,218
Increase in capital expenses payable	$66	$321
Increase in lease commissions payable	$—	$301
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$16,746	$16,072
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of March 31, 2012, the Company owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and eight real estate loans receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. As of March 31, 2012, the Company had sold 15,790,913 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $151.0 million. Also as of March 31, 2012, the Company had redeemed 7,200,911 shares sold in the Offering for $70.0 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, except for the presentation of other comprehensive income (loss). In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to present comprehensive income in two separate but consecutive statements as part of its consolidated financial statements. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2012 and 2011, respectively.
Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012 and 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through March 31, 2012 was a record date for distributions. Each day during the period from January 1, 2011 through March 31, 2011 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 10, “Segment Information.”
Recently Issued Accounting Standards Update
In December 2011, the FASB issued ASU No. 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2011-10”).  ASU No. 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20).  For public companies, the provisions of ASU No. 2011-10 are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The Company does not expect that the adoption of ASU No. 2011-10 will have a material impact to its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

3.	REAL ESTATE
As of March 31, 2012, the Company’s real estate portfolio was composed of 20 office properties, one office/flex property, a portfolio of four industrial properties, two industrial properties and a leasehold interest in one industrial property, encompassing in the aggregate approximately 11.3 million rentable square feet. As of March 31, 2012, the Company’s real estate portfolio was 96% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2012 and December 31, 2011 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
As of March 31, 2012:
Office	$254,897	$1,899,200	$309,189	$2,463,286
Industrial (1)	13,200	95,271	19,884	128,355
Total real estate, cost	$268,097	$1,994,471	$329,073	$2,591,641
Accumulated depreciation and amortization	—	(127,919)	(84,133)	(212,052)
Net Amount	$268,097	$1,866,552	$244,940	$2,379,589

As of December 31, 2011:
Office	$254,897	$1,895,573	$311,533	$2,462,003
Industrial (1)	13,200	95,156	19,884	128,240
Total real estate, cost	$268,097	$1,990,729	$331,417	$2,590,243
Accumulated depreciation and amortization	—	(110,269)	(73,586)	(183,855)
Net Amount	$268,097	$1,880,460	$257,831	$2,406,388
_____________________
(1) Includes an investment in the rights to a ground lease. The ground lease expires in February 2050.
As of March 31, 2012, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$586,688	19.8%	$45,117	$34.63	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease's inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2012, the leases had remaining terms, excluding options to extend, of up to 16.9 years with a weighted-average remaining term of 6.4 years. The leases may have provisions to extend the term of the leases, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.1 million and $4.2 million as of March 31, 2012 and December 31, 2011, respectively.
During the three months ended March 31, 2012 and 2011, the Company recognized deferred rent from tenants of $4.9 million and $5.1 million, respectively, net of lease incentive amortization. As of March 31, 2012 and December 31, 2011, the cumulative deferred rent balance was $42.1 million and $37.1 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.3 million of unamortized lease incentives as of March 31, 2012 and December 31, 2011, respectively.
As of March 31, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

April 1, 2012 through December 31, 2012	$172,994
2013	224,514
2014	212,260
2015	187,575
2016	171,809
Thereafter	851,996
$1,821,148
As of March 31, 2012, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	53	$49,890	20.1%
Finance	85	49,692	20.0%
		$99,582	40.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three months ended March 31, 2012, the Company reduced its bad debt reserve and recorded a net recovery of bad debt related to its tenant receivables of $61,000. During the three months ended March 31, 2011, the Company recorded bad debt expense related to its tenant receivables of $14,000. As of March 31, 2012, the Company had a bad debt reserve of approximately $0.2 million, which represents less than 1% of annualized base rent.
As of March 31, 2012, the Company had a concentration of credit risk related to the following tenant lease that represents more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
Kirkland & Ellis	300 N. LaSalle Building	Legal Services	687,857	6.1%	$25,347	10.2%	$36.85	02/28/2029
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of March 31, 2012 and does not take into account any tenant renewal or termination options.
Geographic Concentration Risk
As of March 31, 2012, the Company’s net investments in real estate in Illinois, New Jersey and California represented 19.8%, 15.5% and 11.1% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, New Jersey and California real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
In addition, the Company’s investment in the 300 N. LaSalle Building, located in Chicago, Illinois, represented approximately 20% of the Company’s total assets and 20% of the Company’s total revenues as of March 31, 2012. As a result of this investment, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of March 31, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012		December 31, 2011
Cost	$329,073	$331,417	$69,765	$69,892	$(50,416)		$(50,455)
Accumulated Amortization	(84,133)	(73,586)	(12,163)	(10,036)	17,732	—	15,676
Net Amount	$244,940	$257,831	$57,602	$59,856	$(32,684)		$(34,779)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Amortization expense	$(12,890)	$(13,126)	$(2,254)	$(1,774)	$2,095	$2,178

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of March 31, 2012 and December 31, 2011, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2012 (1)	Book Value as of March 31, 2012 (2)	Book Value as of December 31, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Northern Trust Building A-Note
San Diego, California	12/31/2008	Office	A-Note	$94,500	$67,163	$66,329	5.6%	13.0%	10/01/2017
One Liberty Plaza Notes
New York, New York	02/11/2009	Office	Mortgage	114,172	78,452	77,637	6.1%	14.9%	08/06/2017
Tuscan Inn First Mortgage Origination
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	19,901	19,878	8.3%	9.0%	01/21/2015
Chase Tower First Mortgage Origination
Austin, Texas	01/25/2010	Office	Mortgage	59,200	59,213	59,214	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (5)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	32,673	32,673	32,673	(5)	9.8%	07/01/2014
One Kendall Square First Mortgage Origination (6)
Cambridge, Massachusetts	11/22/2010	Mixed-use Facility	Mortgage Participation	87,500	88,399	88,525	(6)	7.0%	12/01/2013
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	14,500	14,521	14,522	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage (7)
Reston, Virginia	01/17/2012	Office	Mortgage	47,332	47,378	—	7.5%	7.6%	01/01/2017
				$470,077	$407,700	$358,778
_____________________
(1) Outstanding principal balance as of March 31, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of March 31, 2012.
(4) Maturity dates are as of March 31, 2012; subject to certain conditions, the maturity dates of certain real estate loans receivable may be extended beyond the maturity date shown.
(5) As of March 31, 2012, $31.9 million had been disbursed under the Pappas Commerce First Mortgage. Interest on the first mortgage is calculated at a fixed rate of 9.5%. Outstanding principal balance also includes a protective advance of $0.8 million made on June 22, 2011 to cover property taxes and to fund the tax and insurance reserve account. Interest on the protective advance is calculated at a fixed rate of 14.5%.
(6) The One Kendall Square First Mortgage bears interest at a floating rate of 550 basis points over one-month LIBOR, but at no point shall the interest rate be less than 7.5%.
(7) See “— Recent Originations - Origination of Summit I & II First Mortgage”.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following summarizes the activity related to the real estate loans receivable for the three months ended March 31, 2012 (in thousands):

Real estate loans receivable - December 31, 2011	$358,778
Face value of real estate loan receivable originated	47,332
Principal repayment received on real estate loan receivable	(324)
Accretion of discounts on purchased real estate loans receivable	2,007
Closing costs and origination fees on origination of real estate loans receivable	47
Amortization of closing costs and origination fees on real estate loans receivable	(140)
Real estate loans receivable - March 31, 2012	$407,700
For the three months ended March 31, 2012 and 2011, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Contractual interest income	$8,253	$7,147
Accretion of purchase discounts	2,007	1,741
Amortization of closing costs and origination fees	(140)	(89)
Interest income from real estate loans receivable	$10,120	$8,799
As of March 31, 2012 and December 31, 2011, interest receivable from real estate loans receivable was $2.7 million and $2.4 million, respectively, and was included in rents and other receivables.
Recent Originations
Origination of Summit I & II First Mortgage
On January 17, 2012, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of up to $58.8 million (the “Summit I & II First Mortgage ”) to a borrower unaffiliated with the Company or the
Advisor. As of March 31, 2012, $47.3 million had been disbursed and another $11.5 million remained available for future fundings, subject to certain conditions set forth in the loan agreement. The borrower used the proceeds from the loan to acquire two six-story Class B+ office buildings located in Reston, Virginia. The office buildings contain 288,365 square feet and were vacant as of the date of origination. Payments under the Summit I & II First Mortgage are interest-only for the first thirty months, followed by principal and interest payments with principal calculated using an amortization schedule of 30 years for the balance of the term. The Summit I & II First Mortgage note bears interest at a fixed rate of 7.5%. The Summit I & II First
Mortgage matures on January 1, 2017 and may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without prepayment penalty on or after July 1, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

6.	NOTES PAYABLE
As of March 31, 2012 and December 31, 2011, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of March 31, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of March 31, 2012(1)	Effective Interest Rate at March 31, 2012 (1)	Payment Type	Maturity Date (2)
100 & 200 Campus Drive Mortgage Loan (3)	$55,000	$55,000	One-month LIBOR + 3.25%	5.1%	Interest Only	02/26/2014
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	Interest Only	04/10/2014
Portfolio Revolving Loan Facility (4)	60,000	55,000	One-month LIBOR + 3.00% (4)	5.1%	Interest Only	04/30/2014
Willow Oaks Revolving Loan (5)	13,000	13,000	(5)	4.3%	Interest Only	08/01/2013
300 N. LaSalle Building Mortgage Loan	350,000	350,000	4.25%	4.3%	Interest Only	08/01/2015
Union Bank Plaza Mortgage Loan (6)	105,000	105,000	One-month LIBOR + 1.75%	3.5%	Interest Only	09/15/2015
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Loan (7)	348,300	348,300	One-month LIBOR + 2.15%	3.7%	Interest Only	01/27/2016
One Kendall Square Borrowing (8)	45,000	45,000	One-month LIBOR + 2.50%	4.0%	Interest Only	12/01/2013
601 Tower Mortgage Loan (9)	16,320	16,320	(9)	3.5%	Interest Only	06/03/2015
CityPlace Tower Mortgage Loan	71,000	71,000	3.59%	3.6%	Interest Only	08/01/2015
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Metropolitan Center Mortgage Loan	65,000	65,000	One-month LIBOR + 2.20%	2.6%	Interest Only	01/01/2016
CIBC Portfolio Mortgage Loan (10)	76,000	76,000	One-month LIBOR + 2.75%	3.0%	Interest Only	01/01/2016
	$1,398,270	$1,393,270
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2012. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2012 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates), using interest rate indices as of March 31, 2012, where applicable. For further information regarding the Company’s derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2012; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) As of March 31, 2012, $55.0 million had been disbursed to the Company and $9.6 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(4) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. As of March 31, 2012, $60.0 million had been disbursed to the Company and $40.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.25%; however, there is no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years or any shorter term expiring on the maturity date. The Portfolio Revolving Loan Facility is secured by Mountain View Corporate Center, 350 E. Plumeria Building, Pierre Laclede Center and One Main Place.
(5) On July 26, 2010, the Company entered into a three-year $65.0 million revolving loan. As of March 31, 2012, $13.0 million had been disbursed to the Company and $52.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point during the initial term may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract.
(6) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of March 31, 2012, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(7) The Portfolio Loan is secured by Hartman II Business Center, Plano Business Park, Horizon Tech Center, Dallas Cowboys Distribution Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center, I-81 Industrial Portfolio, Two Westlake Park and Torrey Reserve West.
(8) This note bears interest at a floating rate of 250 basis points over one-month LIBOR, subject to a minimum interest rate of 4.0%.
(9) On June 6, 2011, the Company entered into a four-year $32.6 million revolving credit loan. As of March 31, 2012, $16.3 million had been disbursed to the Company under the mortgage loan and $16.3 million remained available for future disbursements under the revolving loan facility, subject to certain conditions set forth in the loan agreement. The interest rate on the $16.3 million outstanding as of March 31, 2012 is calculated at a fixed rate of 3.54% per annum. The interest rate on the $16.3 million available for future disbursements as of March 31, 2012 would be calculated at a variable rate of 220 basis points over one-month LIBOR.
(10) The CIBC Portfolio Mortgage Loan is secured by the Tuscan Inn First Mortgage Origination, the Chase Tower First Mortgage Origination, the Pappas Commerce First Mortgage Origination and the Sheraton Charlotte Airport Hotel First Mortgage.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

As of March 31, 2012 and December 31, 2011, the Company’s deferred financing costs were $9.4 million and $10.2 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2012 and 2011, the Company incurred $14.8 million and $11.2 million of interest expense, respectively. As of March 31, 2012 and December 31, 2011, $4.4 million and $4.3 million, respectively, of interest expense were payable. Included in interest expense for the three months ended March 31, 2012 and 2011 is $0.8 million and $1.0 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements for the three months ended March 31, 2012 and March 31, 2011 was $2.3 million and $1.7 million, respectively.
The following is a schedule of maturities for all notes payable outstanding as of March 31, 2012 (in thousands):

April 1, 2012 through December 31, 2012	$—
2013	58,000
2014	208,850
2015	622,320
2016	509,100
Thereafter	—
$1,398,270
Certain of our notes payable contain financial debt covenants. As of March 31, 2012, the Company was in compliance with these debt covenants.

7.	DERIVATIVE INSTRUMENTS
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2012 and December 31, 2011. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	March 31, 2012	December 31, 2011
Interest Rate Swap	02/26/2010	02/26/2014	$10,000	One-month LIBOR/ Fixed at 2.30%	$(358)	$(370)
Interest Rate Swap	02/26/2010	02/26/2014	10,000	One-month LIBOR/ Fixed at 2.30%	(358)	(370)
Interest Rate Swap (1)	04/30/2010	04/30/2014	55,000	One-month LIBOR/ Fixed at 2.17%	(1,809)	(1,853)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(86)	(84)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(86)	(84)
Interest Rate Swap	09/15/2010	09/15/2015	105,000	One-month LIBOR/ Fixed at 1.70%	(3,454)	(3,372)
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(372)	(360)
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(372)	(360)
Interest Rate Swap	12/16/2010	01/01/2016	19,800	One-month LIBOR/ Fixed at 2.39%	(1,140)	(1,159)
Interest Rate Swap	12/20/2010	06/16/2015	69,000	One-month LIBOR/ Fixed at 1.94%	(2,752)	(2,726)
Interest Rate Swap	02/01/2011	01/01/2016	56,150	One-month LIBOR/ Fixed at 2.16%	(2,761)	(2,790)
Interest Rate Swap	02/01/2011	02/01/2015	8,400	One-month LIBOR/ Fixed at 1.75%	(275)	(270)
Interest Rate Swap	02/01/2011	02/01/2014	80,150	One-month LIBOR/ Fixed at 1.29%	(1,311)	(1,220)
Interest Rate Swap	03/08/2011	02/01/2014	85,900	One-month LIBOR/ Fixed at 1.45%	(1,661)	(1,597)
Interest Rate Swap	03/10/2011	02/01/2014	13,750	One-month LIBOR/ Fixed at 1.32%	(232)	(218)
Interest Rate Swap	12/01/2011	12/01/2015	80,000	One-month LIBOR/ Fixed at 1.04%	(757)	(588)
Interest Rate Swap	01/01/2012	01/01/2016	7,800	One-month LIBOR/ Fixed at 1.02%	(61)	(44)
Interest Rate Swap	02/01/2012	01/01/2016	5,200	One-month LIBOR/ Fixed at 0.77%	7	—
Total derivatives designated as hedging instruments			$654,150		$(17,838)	$(17,465)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized losses of $0.4 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) for the three months ended March 31, 2012. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $2.3 million of interest expense related to the effective portion of cash flow hedges during the three months ended March 31, 2012. The change in fair value of the ineffective portion is recognized directly in earnings. During the three months ended March 31, 2012, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional unrealized losses related to derivative instruments designated as cash flow hedges. The present value of these additional unrealized losses totaled $8.8 million as of March 31, 2012 and were included in accumulated other comprehensive income (loss).

8.	FAIR VALUE DISCLOSURES
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
Real estate loans receivable: The Company's real estate loans receivable are presented in the accompanying consolidated balance sheets at their amortized cost net of recorded loan loss reserves and not at fair value. The fair values of real estate loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. The Company classifies these inputs as Level 3 inputs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

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
Notes payable: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$470,077	$407,700	$473,662	$423,069	$358,778	$428,895
Financial liabilities:
Notes payable	$1,398,270	$1,398,270	$1,395,341	$1,393,270	$1,393,270	$1,398,491
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of March 31, 2012 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
During the three months ended March 31, 2012, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$7	$—	$7	$—
Liability derivatives	$(17,845)	$—	$(17,845)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reimbursement plan, and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2012 and 2011, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2012 and 2011, respectively, and any related amounts payable as of March 31, 2012 and December 31, 2011 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2012	2011	2012	2011
Expensed
Asset management fees	$5,587	$4,553	$—	$—
Reimbursement of operating expenses (1)	15	11	7	—
Acquisition fees	—	2,049	—	—

Additional Paid-in Capital
Selling commissions	—	5,750	—	—
Dealer manager fees	—	3,118	—	—
Reimbursable other offering costs	—	308	—	—

Capitalized
Origination fees	588	—	—	—
	$6,190	$15,789	$7	$—
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursed under the Advisory Agreement through March 31, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

10.	SEGMENT INFORMATION
The Company presently operates in two reportable business segments based on its investment types: real estate and real estate‑related. Under the real estate segment, the Company has invested in office, office/flex and industrial properties. Under the real estate-related segment, the Company has invested in or originated mortgage loans, a mortgage participation and an A‑Note. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate‑level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non‑GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs, asset management fees and interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non‑property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance, as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2012 and 2011 and total assets and total liabilities for each reportable segment as of March 31, 2012 and December 31, 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Real estate segment	$79,390	$64,586
Real estate-related segment	10,120	8,799
Total segment revenues	$89,510	$73,385

Interest Expense:
Real estate segment	$13,349	$10,884
Real estate-related segment	1,151	—
Total segment interest expense	14,500	10,884
Corporate-level	255	360
Total interest expense	$14,755	$11,244

NOI:
Real estate segment	$35,086	$27,362
Real estate-related segment	8,332	8,185
Total NOI	$43,418	$35,547

	As of	As of
	March 31, 2012	December 31, 2011
Assets:
Real estate segment	$2,530,555	$2,552,822
Real estate-related segment	412,005	362,632
Total segment assets	2,942,560	2,915,454
Corporate-level (1)	22,458	70,762
Total assets	$2,965,018	$2,986,216
Liabilities:
Real estate segment	$1,370,487	$1,366,573
Real estate-related segment	121,290	121,250
Total segment liabilities	1,491,777	1,487,823
Corporate-level (2)	11,170	11,260
Total liabilities	$1,502,947	$1,499,083
_____________________
(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $21.5 million and $70.4 million as of March 31, 2012 and December 31, 2011, respectively.
(2) As of March 31, 2012 and December 31, 2011, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following table reconciles the Company’s net income (loss) to its NOI for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net income	$10,463	$2,157
Other interest income	(18)	(52)
Real estate acquisition fees to affiliates	—	2,049
Real estate acquisition fees and expenses	—	1,963
General and administrative expenses	1,154	862
Depreciation and amortization	31,564	28,208
Corporate-level interest expense	255	360
NOI	$43,418	$35,547

11.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2012.
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

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 16, 2012, the Company paid distributions of $10.6 million, which related to distributions declared for each day in the period from March 1, 2012 through March 31, 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Distributions Declared
On May 9, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2012 through June 30, 2012, which the Company expects to pay in July 2012, and distributions based on daily record dates for the period from July 1, 2012 through July 31, 2012, which the Company expects to pay in August 2012. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in the Company's now terminated primary initial public offering or a 6.4% annualized rate based on the Company's current estimated value per share of $10.11.
Second Amended and Restated Dividend Reinvestment Plan
On April 19, 2012, the Company’s board of directors approved a second amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). Pursuant to the Amended Dividend Reinvestment Plan, the purchase price of shares of the Company’s common stock issued under the Amended Dividend Reinvestment Plan will be equal to 95% of the estimated value per share of the Company’s common stock, as determined by the Advisor, or another firm chosen for that purpose.
The current estimated value per share of the Company’s common stock is $10.11 and shares of the Company’s common stock issued under the Amended Dividend Reinvestment Plan will be issued for $9.60 per share until the estimated value per share of the Company's common stock is updated. On December 19, 2011, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.11 based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2011. The Company currently expects to engage the Advisor and/or an independent valuation firm to update the estimated value per share in December 2012, but is not required to update the estimated value per share more frequently than every 18 months. The Company will report the estimated value per share of the Company’s common stock in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC.
There were no other changes to the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective for purchases under the plan on May 5, 2012.
AIP Fee Reimbursement Agreement
On April 19, 2012, the Company entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform (the “AIP Platform”) with respect to certain accounts of the Company's investors serviced through the AIP Platform.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and intend to operate in such a manner. We have invested in a diverse portfolio of real estate and real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by our advisor, KBS Capital Advisors LLC, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate and real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
We own a diverse portfolio of real estate and real estate-related investments. As of March 31, 2012, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and eight real estate loans receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of March 31, 2012, we had sold 15,790,913 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $151.0 million. Also as of March 31, 2012, we had redeemed 7,200,911 shares sold in the offering for $70.0 million.
Market Outlook – Real Estate and Real Estate Finance Markets
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
While there are signs of improvement for commercial real estate, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2011, but market volatility has increased caution among lenders and can affect capital supply. Commercial mortgage-backed securities lending, which was largely shut down in the second half of 2011, began again during the first quarter of 2012.
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
As of March 31, 2012, we had fixed rate real estate loans receivable with an aggregate outstanding principal balance of $382.6 million and an aggregate carrying value (including origination and closing costs) of $319.3 million that mature between 2014 and 2018 and a variable rate real estate loan receivable with a principal balance of $ 87.5 million and a carrying value (including origination and closing costs) of $88.4 million that matures in 2013.
Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows from our real estate properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of March 31, 2012, we had debt obligations in the aggregate principal amount of $1.4 billion, all of which have an initial maturity between 2013 and 2016. We have a total of $531.2 million of fixed rate notes payable and $867.1 million of variable rate notes payable. The interest rates on $654.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of March 31, 2012, we had no mortgage debt outstanding scheduled to mature within 12 months of that date.

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
We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. To date, we have invested substantially all of the net proceeds from our initial public offering but could potentially make a limited number of investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from debt financing, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate properties and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of March 31, 2012, we had an aggregate of $108.3 million available for future disbursements under three credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2012, our real estate portfolio was 96% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments and corporate general and administrative expenses. Cash flows from operations from our real estate-related investments are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make their debt service payments. As of March 31, 2012, the borrowers under our real estate loans receivable were current on their debt service payments to us.
For the three months ended March 31, 2012, our cash needs for acquisitions or originations, capital expenditures and payment of debt obligations were met with the proceeds from debt financing and proceeds from our initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the three months ended March 31, 2012 using a combination of cumulative cash flows from operations and debt financing. We believe that our cash on hand, proceeds from our dividend reinvestment plan, cash flow from operations, availability under our credit facilities and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows from Operating Activities
We commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. As of March 31, 2012, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio consisting of four industrial properties and two individual industrial properties), a leasehold interest in one industrial property and eight real estate loans receivable. During the three months ended March 31, 2012, net cash provided by operating activities was $29.6 million, compared to $9.6 million during the three months ended March 31, 2011. Net cash from operations increased in 2012 primarily as a result of acquisitions of real estate and real estate-related investments in 2011 and 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash used in investing activities was $51.4 million for the three months ended March 31, 2012, and primarily consisted of the following:

•	$47.4 million for the origination of one real estate loan receivable, net of closing costs and origination fees; and

•	$4.3 million of improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2012, net cash used in financing activities was $29.7 million and consisted primarily of the following:

•	$21.1 million of cash used for redemptions of common stock;

•	$14.0 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $16.7 million; and

•	$5.0 million of net cash provided by debt and other financings.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. We will also continue to reimburse our advisor and the dealer manager for certain offering costs related to our dividend reinvestment plan and for certain stockholder services.
As of March 31, 2012, we had $44.1 million of cash and cash equivalents and up to $108.3 million available for future disbursements under our credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilize secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2012, our borrowings and other liabilities were approximately 47% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2012 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations	$1,398,270	$—	$266,850	$1,131,420	$—
Interest payments on outstanding debt obligations (1)	174,850	41,680	99,477	33,693	—
Outstanding funding obligations under real estate loan receivable	11.418	(2)	(2)	—	—
_____________________
(1) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of March 31, 2012 (consisting of the contractual interest rate and the effect of interest rate floors and swaps). We incurred interest expense of $14.0 million, excluding amortization of deferred financing costs totaling $0.8 million, during the three months ended March 31, 2012.
(2) As of March 31, 2012, $47.3 million had been disbursed under the Summit I & II First Mortgage Loan and another $11.5 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount is available for funding up until July 2013, subject to certain conditions set forth in the loan agreement. The Summit I & II First Mortgage matures on January 1, 2017.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of March 31, 2011, we owned 17 office properties, one office/flex property, two individual industrial properties, a portfolio of four industrial properties, a leasehold interest in one industrial property and six real estate loans receivable. As of March 31, 2012, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, two individual industrial properties, a leasehold interest in one industrial property and eight real estate loans receivable. The results of operations presented for the three months ended March 31, 2012 and 2011 are not directly comparable because we were still investing the proceeds from our initial public offering in 2011.
Comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2011
The following table provides summary information about our results of operations for the three months ended March 31, 2012 and 2011 (dollar amounts in thousands):

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2012	2011
Rental income	$62,521	$51,324	$11,197	22%	$11,660	$(463)
Tenant reimbursements	14,368	10,880	3,488	32%	2,694	794
Interest income from real estate loans receivable	10,120	8,799	1,321	15%	1,008	313
Other operating income	2,501	2,382	119	5%	286	(167)
Operating, maintenance, and management costs	15,136	14,166	970	7%	2,571	(1,601)
Real estate taxes, property-related taxes, and insurance	10,869	8,235	2,634	32%	1,825	809
Asset management fees to affiliate	5,587	4,553	1,034	23%	1,037	(3)
Real estate acquisition fees to affiliates	—	2,049	(2,049)	(100)%	(2,049)	—
Real estate acquisition fees and expenses	—	1,963	(1,963)	(100)%	(1,925)	(38)
General and administrative expenses	1,154	862	292	34%	n/a	n/a
Depreciation and amortization expense	31,564	28,208	3,356	12%	5,805	(2,449)
Interest expense	14,755	11,244	3,511	31%	3,179	332
Other interest income	18	52	(34)	(65)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of properties and real estate-related assets acquired or originated after January 1, 2011.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 with respect to properties and real estate-related assets owned by us as of January 1, 2011.
Rental income and tenant reimbursements increased from $62.2 million for the three months ended March 31, 2011 to $76.9 million for the three months ended March 31, 2012, primarily as a result of acquisitions of real estate during 2011. Additionally, rental income and tenant reimbursements from properties held throughout both periods increased by $0.3 million, primarily due to higher recovery of operating expenses during 2012. We expect rental income and tenant reimbursements to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $8.8 million for the three months ended March 31, 2011 to $10.1 million for the three months ended March 31, 2012, primarily as a result of the origination of two additional real estate loans receivable subsequent to March 31, 2011. Interest income related to the real estate loans receivable held throughout both periods increased by $0.3 million due to an increase in discount accretion. Interest income included $1.9 million and $1.7 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended March 31, 2012 and 2011, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR, to the extent we have variable rate loans receivable, and the potential impact of principal repayments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management costs increased from $14.2 million for the three months ended March 31, 2011 to $15.1 million for the three months ended March 31, 2012. This increase consisted primarily of $2.6 million resulting from the growth in our real estate portfolio, partially offset by a $1.6 million decrease in operating, maintenance and management costs from properties held throughout both periods primarily due to an unseasonably warm winter. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation.
Real estate taxes, property related taxes and insurance increased from $8.2 million for the three months ended March 31, 2011 to $10.9 million for the three months ended March 31, 2012, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes, property related taxes and insurance to generally increase in future periods as a result of inflation, but may fluctuate up or down over time.
Asset management fees with respect to our real estate and real estate-related investments increased from $4.6 million for the three months ended March 31, 2011 to $5.6 million for the three months ended March 31, 2012, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of March 31, 2012 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates was $4.0 million for the three months ended March 31, 2011. We did not incur any real estate acquisition fees and expenses during the three months ended March 31, 2012.
Depreciation and amortization expense increased from $28.2 million for the three months ended March 31, 2011 to $31.6 million  for the three months ended March 31, 2012, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $2.4 million decrease in depreciation and amortization from properties held throughout both periods primarily due to a decrease in amortization of tenant origination costs related to lease expirations subsequent to March 31, 2011. We expect depreciation and amortization to decrease in future periods as a result of a decrease in amortization related to fully amortized tenant origination costs.
Interest expense increased from $11.2 million for the three months ended March 31, 2011 to $14.8 million for the three months ended March 31, 2012. Included in interest expense is the amortization of deferred financing costs of $1.0 million and $0.8 million for the three months ended March 31, 2011 and March 31, 2012, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to March 31, 2011 and an increase in the average loan balance on our properties held throughout both periods. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR (for our variable debt) and on our level of future borrowings, which will depend on the availability and cost of debt financing and draws on our credit facilities.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of discounts and closing costs and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Amortization of discounts and closing costs.  Discounts and closing costs related to debt investments are amortized over the term of the loan as an adjustment to interest income.  This application results in income recognition that is different than the underlying contractual terms of the debt investments.  We have excluded the amortization of discounts and closing costs related to our debt investments in our calculation of MFFO to more appropriately reflect the economic impact of our debt investments, as discounts will not be economically recognized until the loan is repaid and closing costs are essentially the same as acquisition fees and expenses on real estate (discussed above).  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance; and

•
Acquisition fees and expenses.  Prior to 2009, acquisition costs related to business combinations were capitalized; however, per updated accounting standards, beginning in 2009, acquisition costs are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been funded from the proceeds from our now terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three months ended March 31, 2012 and 2011, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2012	2011
Net income	$10,463	$2,157
Depreciation of real estate assets	13,048	10,107
Amortization of lease-related costs	18,516	18,101
FFO	42,027	30,365
Straight-line rent and amortization of above- and below-market leases	(4,721)	(5,533)
Amortization of discounts and closing costs	(1,867)	(1,652)
Real estate acquisition fees and expenses to affiliates	—	2,049
Real estate acquisition fees and expenses to non-affiliates	—	1,963
Adjustment to valuation of contingent purchase consideration	11	(158)
MFFO	$35,450	$27,034
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$30,761	$0.160	$14,037	$16,746	$30,783	$29,556
_____________________
(1) Distributions for the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through March 31, 2012 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the three months ended March 31, 2012, we paid aggregate distributions of $30.8 million, including $14.0 million of distributions paid in cash and $16.7 million of distributions reinvested through our dividend reinvestment plan. FFO and cash flow from operations for the three months ended March 31, 2012 were $42.0 million and $29.6 million, respectively. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $29.6 million of current period operating cash flows and $1.2 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we have made in mortgage and other loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook - Real Estate and Real Estate Finance Markets” and “Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. There have been no significant changes to our policies during 2012; however, we did adopt Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) for which we have now included the presentation of other comprehensive income (loss) as its own statement following the consolidated statement of operations.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 13, 2012, we paid distributions of $10.6 million, which related to distributions declared for each day in the period from March 1, 2012 through March 31, 2012.
Distributions Declared
On May 9, 2012, our board of directors declared distributions based on daily record dates for the period from June 1, 2012 through June 30, 2012, which we expect to pay in July 2012, and distributions based on daily record dates for the period from July 1, 2012 through July 31, 2012, which we expect to pay in August 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in our now terminated primary initial public offering or a 6.4% annualized rate based on our current estimated value per share of $10.11.
Second Amended and Restated Dividend Reinvestment Plan
On April 19, 2012, our board of directors approved a second amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). Pursuant to the Amended Dividend Reinvestment Plan, the purchase price of shares of our common stock issued under the Amended Dividend Reinvestment Plan will be equal to 95% of the estimated value per share of our common stock, as determined by our advisor, or another firm chosen for that purpose.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The current estimated value per share of our common stock is $10.11 and shares of our common stock issued under the Amended Dividend Reinvestment Plan will be issued for $9.60 per share until the estimated value per share of our common stock is updated. On December 19, 2011, our board of directors approved an estimated value per share of our common stock of $10.11 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2011. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K filed with the SEC on December 21, 2011. We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2012, but are not required to update the estimated value per share more frequently than every 18 months. We will report the estimated value per share of our common stock in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC.
There were no other changes to the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective for purchases under the plan on May 5, 2012.
AIP Fee Reimbursement Agreement
On April 19, 2012, we entered into a fee reimbursement agreement with the dealer manager pursuant to which we agreed to reimburse the dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform (the “AIP Platform”) with respect to certain accounts of our investors serviced through the AIP Platform.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2012, the fair value and carrying value of our fixed rate real estate loans receivable were $386.6 million and $319.3 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At March 31, 2012, the fair value of our fixed rate debt was $543.1 million and the carrying value of our fixed rate debt was $531.2 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $212.9 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $654.2 million of our variable rate debt. Based on interest rates as of March 31, 2012, if interest rates were 100 basis points higher during the 12 months ending March 31, 2013, interest expense on our variable rate debt would increase by $1.6 million. As of March 31, 2012, one-month LIBOR was 0.241% and if this index was reduced to 0% during the 12 months ending March 31, 2013, interest expense on our variable rate debt would decrease by $0.2 million. At March 31, 2012, we were exposed to market risks related to fluctuations in interest rates on our variable rate loan receivable outstanding with an outstanding principal balance of $88.4 million. An increase or decrease of 100 basis points in interest rates would have no impact on our future earnings and cash flows due to an interest rate floor on our variable rate loan receivable.
The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loan receivable at March 31, 2012 were 9.9% and 7.0%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at March 31, 2012, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt at March 31, 2012 were 4.4% and 3.7%, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2012 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of March 31, 2012 where applicable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)	We have a share redemption program, as amended and restated, that may enable stockholders to sell their shares to us in limited circumstances.
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

•	During any calendar year, we may redeem no more than 5% of the weighted average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the share redemption program, once we have established an estimated value per share of our common stock that was not based on the price to acquire a share in our primary initial public offering or follow‑on offerings, the redemption price for all stockholders is equal to the estimated value per share. On December 19, 2011, our board of directors approved an estimated value per share of our common stock of $10.11, based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2011. Therefore, effective commencing with the December 2011 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $10.11 per share. We currently expect to engage our advisor and/or an independent valuation firm to update our estimated value per share in December 2012, but we are not required to update our estimated value per share more frequently than every 18 months. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Annual Report on Form 10-K at Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2012, we fulfilled all redemption requests and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	625,238	$10.11	(3)
February 2012	703,248	$10.11	(3)
March 2012	761,232	$10.11	(3)
Total	2,089,718
_____________________
(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009) and on March 11, 2011 (which amendment became effective on April 10, 2011).
(2) On December 19, 2011, our board of directors approved an estimated value per share of our common stock of $10.11, based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2011. Therefore, effective commencing with the December 2011 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $10.11 per share. We currently expect to engage our advisor and/or an independent valuation firm to update our estimated value per share in December 2012, but we are not required to update our estimated value per share more frequently than every 18 months.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. For the three months ended March 31, 2012, we redeemed $21.1 million of shares, which represented all redemption requests received in good order and eligible for redemption through the March 2012 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011 and redemptions through the March 2012 redemption date, we have $46.7 million available for redemption in 2012.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
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

4.2	Second Amended and Restated Dividend Reinvestment Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss); (iv) Consolidated Statements of Stockholders’ Equity; and (v) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	May 11, 2012	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date:	May 11, 2012	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer