Form 10-Q
period 2012-06-30
KBS Real Estate Investment Trust II, Inc.
filed 2012-08-10
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes  ☐  No  ☒
As of August 3, 2012, there were 189,553,684 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
June 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate:
Land	$265,197	$265,197
Buildings and improvements	1,989,976	1,984,485
Tenant origination and absorption costs	322,518	330,193
Total real estate held for investment, cost	2,577,691	2,579,875
Less accumulated depreciation and amortization	(234,627)	(183,130)
Total real estate held for investment, net	2,343,064	2,396,745
Real estate held for sale, net	—	9,642
Total real estate, net	2,343,064	2,406,387
Real estate loans receivable, net	342,693	358,778
Total real estate and real estate-related investments, net	2,685,757	2,765,165
Cash and cash equivalents	61,659	95,554
Rents and other receivables, net	50,438	41,427
Above-market leases, net	55,007	59,567
Deferred financing costs, prepaid expenses and other assets	24,440	24,503
Total assets	$2,877,301	$2,986,216
Liabilities and stockholders’ equity
Notes payable
Notes payable	$1,334,514	$1,387,129
Notes payable related to real estate held for sale	—	6,141
Total notes payable	1,334,514	1,393,270
Accounts payable and accrued liabilities	22,534	23,228
Distributions payable	10,137	10,608
Below-market leases, net	30,615	34,779
Other liabilities	40,217	37,198
Total liabilities	1,438,017	1,499,083
Commitments and contingencies (Note 11)
Redeemable common stock	65,803	67,789
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 189,596,342 and 191,725,167 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,896	1,917
Additional paid-in capital	1,629,034	1,649,029
Cumulative distributions in excess of net income	(238,366)	(214,137)
Accumulated other comprehensive loss	(19,083)	(17,465)
Total stockholders’ equity	1,373,481	1,419,344
Total liabilities and stockholders’ equity	$2,877,301	$2,986,216
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$62,178	$56,214	$124,498	$107,336
Tenant reimbursements	13,963	12,779	28,280	23,608
Interest income from real estate loans receivable	10,292	8,887	20,412	17,686
Other operating income	2,643	2,847	5,144	5,229
Total revenues	89,076	80,727	178,334	153,859
Expenses:
Operating, maintenance, and management	15,508	14,422	30,627	28,571
Real estate taxes and insurance	10,295	8,874	21,131	17,076
Asset management fees to affiliate	5,587	4,982	11,152	9,515
Real estate acquisition fees to affiliates	—	951	—	3,000
Real estate acquisition fees and expenses	—	348	—	2,311
General and administrative expenses	1,244	1,617	2,397	2,479
Depreciation and amortization	32,004	30,401	63,463	58,502
Interest expense	14,746	12,201	29,439	23,402
Total expenses	79,384	73,796	158,209	144,856
Other income:
Other interest income	2	9	20	61
Gain on early payoff of real estate loan receivable	14,886	—	14,886	—
Total other income	14,888	9	14,906	61
Income from continuing operations	24,580	6,940	35,031	9,064
Discontinued operations:
Gain on sale of real estate, net	2,474	—	2,474	—
Income (loss) from discontinued operations	(69)	(15)	(57)	17
Total income (loss) from discontinued operations	2,405	(15)	2,417	17
Net income	$26,985	$6,925	$37,448	$9,081
Basic and diluted income per common share:
Continuing operations	$0.13	$0.04	$0.19	$0.05
Discontinued operations	0.01	—	0.01	—
Net income per common share	$0.14	$0.04	$0.20	$0.05
Weighted-average number of common shares outstanding, basic and diluted	190,808,730	189,165,416	191,366,893	187,952,694
Distributions declared per common share	$0.162	$0.162	$0.322	$0.322
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	26,985	6,925	$37,448	$9,081
Other comprehensive loss:
Unrealized losses on derivative instruments	(1,245)	(9,154)	(1,618)	(6,643)
Total other comprehensive loss	(1,245)	(9,154)	(1,618)	(6,643)
Total comprehensive income (loss)	$25,740	$(2,229)	$35,830	$2,438
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and the Six Months Ended June 30, 2012 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	176,739,865	$1,767	$1,537,403	$(112,711)	$(2,130)	$1,424,329
Net income	—	—	—	21,793	—	21,793
Other comprehensive loss	—	—	—	—	(15,335)	(15,335)
Issuance of common stock	17,630,691	176	171,480	—	—	171,656
Redemptions of common stock	(2,645,389)	(26)	(25,669)	—	—	(25,695)
Transfers to redeemable common stock	—	—	(24,482)	—	—	(24,482)
Distributions declared	—	—	—	(123,219)	—	(123,219)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(8,864)	—	—	(8,864)
Other offering costs	—	—	(839)	—	—	(839)
Balance, December 31, 2011	191,725,167	$1,917	$1,649,029	$(214,137)	$(17,465)	$1,419,344
Net income	—	—	—	37,448	—	37,448
Other comprehensive loss	—	—	—	—	(1,618)	(1,618)
Issuance of common stock	3,377,730	34	33,525	—	—	33,559
Redemptions of common stock	(5,506,555)	(55)	(55,490)	—	—	(55,545)
Transfers from redeemable common stock	—	—	1,986	—	—	1,986
Distributions declared	—	—	—	(61,677)	—	(61,677)
Other offering costs	—	—	(16)	—	—	(16)
Balance, June 30, 2012	189,596,342	$1,896	$1,629,034	$(238,366)	$(19,083)	$1,373,481

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$37,448	$9,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	63,463	58,502
Discontinued operations	212	212
Noncash interest income on real estate-related investments	(3,796)	(3,311)
Deferred rent	(7,892)	(10,921)
Bad debt expense	(114)	57
Amortization of above- and below-market leases, net	438	(682)
Amortization of deferred financing costs	1,628	1,552
Change in fair value of contingent consideration	(42)	135
Gain on early payoff of real estate loan receivable	(14,886)	—
Gain on sale of real estate, net	(2,474)	—
Changes in operating assets and liabilities:
Rents and other receivables	(1,378)	(1,996)
Prepaid expenses and other assets	(3,710)	(2,533)
Accounts payable and accrued liabilities	1,726	1,580
Other liabilities	(3,046)	(713)
Net cash provided by operating activities	67,577	50,963
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(397,255)
Improvements to real estate	(10,669)	(9,327)
Proceeds from sale of real estate	12,220	—
Investments in real estate loans receivable	(50,799)	(1,094)
Principal repayments on real estate loans receivable	634	—
Proceeds from the early payoff of real estate loan receivable	84,932	—
Net cash provided by (used in) investing activities	36,318	(407,676)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	254,998
Transfer of financial asset	—	45,000
Principal payments on notes payable	(58,756)	(26,885)
Payments of deferred financing costs	(6)	(3,742)
Return of contingent consideration related to acquisition of real estate	675	1,029
Proceeds from issuance of common stock	—	103,868
Payments to redeem common stock	(51,098)	(9,464)
Payments of commissions on stock sales and related dealer manager fees	—	(8,864)
Payments of other offering costs	(16)	(1,193)
Distributions paid to common stockholders	(28,589)	(26,314)
Net cash (used in) provided by financing activities	(137,790)	328,433
Net decrease in cash and cash equivalents	(33,895)	(28,280)
Cash and cash equivalents, beginning of period	95,554	82,413
Cash and cash equivalents, end of period	$61,659	$54,133
Supplemental Disclosure of Cash Flow Information:
Interest paid	$27,835	$21,130
Supplemental Disclosure of Noncash Transactions:
Increase (decrease) in distributions payable	$(471)	$950
Increase in redeemable common stock payable	$4,447	$—
Increase in capital expenses payable	$—	$1,813
Increase in lease commissions payable	$—	$791
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$33,559	$33,329
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of June 30, 2012, the Company owned 26 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable.
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on May 21, 2012 (the “Advisory Agreement”). The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. As of June 30, 2012, the Company had sold 17,512,457 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $167.8 million. Also as of June 30, 2012, the Company had redeemed 10,617,748 shares sold in the Offering for $104.4 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, except for the addition of the statements of other comprehensive income (loss) and the addition of an accounting policy with respect to real estate sold and discontinued operations. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to present comprehensive income in two separate but consecutive statements as part of its consolidated financial statements. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.
Real Estate Sold and Discontinued Operations
Real estate sold during the current period and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all prior periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate sold are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all prior periods presented in the accompanying consolidated financial statements.  Additionally, the Company records the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  In addition, the Company has disposed of one industrial property during the six months ended June 30, 2012.  As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented.
Redeemable Common Stock
The Company has a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances. On May 16, 2012, the Company's board of directors approved a third amended and restated share redemption program, which became effective on June 17, 2012 (the “Third Amended and Restated Share Redemption Program”), and which applied to the June 29, 2012 Redemption Date (as defined in the Third Amended and Restated Share Redemption Program).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Pursuant to the Third Amended and Restated Share Redemption Program, there are several limitations on the Company's ability to redeem shares under the program:

•
Unless the shares are being redeemed in connection with a stockholder's death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program), the Company may not redeem shares unless the stockholder has held the shares for one year, provided that if the Company is redeeming all of a stockholder's shares, then there is no holding period requirement for shares purchased pursuant to the Company's dividend reinvestment plan.

•
During any calendar year, the Company may redeem only the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company's dividend reinvestment plan during the prior calendar year, provided that the Company may not redeem more than $3.0 million of shares in the aggregate each month, excluding shares redeemed in connection with a stockholder's death, qualifying disability or determination of incompetence.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

On June 28, 2012, the Company's board of directors approved a fourth amended and restated share redemption program, which became effective on July 29, 2012 (the “Fourth Amended and Restated Share Redemption Program”). The Fourth Amended and Restated Share Redemption Program specifically provides additional funding as follows:
During calendar year 2012, the Company may redeem only the number of shares that it could purchase with (i) the amount of net proceeds from the sale of shares under the Company's dividend reinvestment plan during the prior calendar year plus (ii) an additional $15.0 million. In addition, beginning with the July 31, 2012 Redemption Date (as defined in the Fourth Amended and Restated Share Redemption Program), and for the remainder of calendar year 2012, once the amounts available for all redemptions provided for in the preceding sentence are exhausted, an additional $5.0 million shall be available to fund redemptions sought in connection with a stockholder's death, qualifying disability or determination of incompetence. Notwithstanding the above, the Company may not redeem more than $3.0 million of shares in the aggregate each month; provided that (i) this $3.0 million monthly limitation shall not apply to any redemptions of shares eligible for the July 31, 2012 Redemption Date and (ii) this $3.0 million monthly limitation shall exclude shares redeemed in connection with a stockholder's death, qualifying disability or determination of incompetence.
The terms of the Fourth Amended and Restated Share Redemption Program will apply to all redemptions processed on or after the July 31, 2012 Redemption Date. To be eligible for the July 31, 2012 Redemption Date, the redemption request must have been received, in good order, by July 24, 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Pursuant to the Third and Fourth Amended and Restated Share Redemption Programs, redemptions made in connection with a stockholder's death, qualifying disability or determination of incompetence will be made at a price per share equal to the most recent estimated value per share of the Company's common stock as of the applicable Redemption Date, and the price at which the Company will redeem all other shares eligible for redemption is as follows:

•	For stockholders who have held their shares for at least one year, 92.5% of the Company's most recent estimated value per share as of the applicable Redemption Date;

•	For stockholders who have held their shares for at least two years, 95.0% of the Company's most recent estimated value per share as of the applicable Redemption Date;

•	For stockholders who have held their shares for at least three years, 97.5% of the Company's most recent estimated value per share as of the applicable Redemption Date; and

•	For stockholders who have held their shares for at least four years, 100% of the Company's most recent estimated value per share as of the applicable Redemption Date.
On December 19, 2011, the Company's board of directors approved an estimated value per share of the Company's common stock of $10.11 (unaudited) based on the estimated value of the Company's assets less the estimated value of the Company's liabilities, divided by the number of shares outstanding, all as of September 30, 2011.
The estimated value per share was based upon the recommendation and valuation of the Advisor. The Financial Industry Regulatory Authority rules, which prompted the valuation, provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the Advisor's methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of the Company's assets or liabilities according to GAAP.
The value of the Company's shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Company currently expects to engage the Advisor and/or an independent valuation firm to update the estimated value per share in December 2012, but is not required to update the estimated value per share more frequently than every 18 months.
The Company's board of directors may amend, suspend or terminate the share redemption program with 30 days' notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8‑K or in the Company's annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company's share redemption program is limited as set forth above. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current year dividend reinvestment plan as redeemable common stock in the accompanying consolidated balance sheets.
The Company classifies financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company's redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to redeem shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The Company limits the dollar value of shares that may be redeemed under the share redemption program as described above. During the six months ended June 30, 2012, the Company redeemed $55.5 million of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, increased by the additional redemption amounts approved for 2012 as described above and decreased by redemptions through the June 2012 Redemption Date, the Company has $32.2 million available for all eligible redemptions during the remainder of 2012, plus, once this amount is exhausted, an additional $5.0 million shall be available to fund redemptions sought in connection with a stockholder's death, qualifying disability or determination of incompetence.
For a description of the share redemption program prior to the amendments on May 16, 2012 and June 28, 2012, see the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2012 and 2011, respectively.
Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2012 and 2011. For the three and six months ended June 30, 2012 and 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through June 30, 2012 was a record date for distributions. Each day during the period from January 1, 2011 through June 30, 2011 was a record date for distributions.
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
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU No. 2011-11 requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of GAAP and those that prepare their financial statements in accordance with IFRS and to enable users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity's financial statements. The Company does not expect the adoption of ASU No. 2011-11 will have a material impact to its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

3.	REAL ESTATE
As of June 30, 2012, the Company’s real estate portfolio was composed of 20 office properties, one office/flex property, a portfolio of four industrial properties, one industrial property and a leasehold interest in one industrial property, encompassing in the aggregate approximately 11.0 million rentable square feet. As of June 30, 2012, the Company’s real estate portfolio was 96% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2012 and December 31, 2011 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
As of June 30, 2012:
Office	$254,897	$1,900,948	$303,859	$2,459,704
Industrial (1)	10,300	89,028	18,659	117,987
Total real estate, cost	$265,197	$1,989,976	$322,518	$2,577,691
Accumulated depreciation and amortization	—	(143,672)	(90,955)	(234,627)
Net Amount	$265,197	$1,846,304	$231,563	$2,343,064

As of December 31, 2011:
Office	$254,897	$1,895,573	$311,534	$2,462,004
Industrial (1)	10,300	88,912	18,659	117,871
Total real estate, cost	$265,197	$1,984,485	$330,193	$2,579,875
Accumulated depreciation and amortization	—	(109,948)	(73,182)	(183,130)
Net Amount	$265,197	$1,874,537	$257,011	$2,396,745
_____________________
(1) Includes an investment in the rights to a ground lease. The ground lease expires in February 2050.
As of June 30, 2012, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$580,968	20.2%	$45,117	$34.63	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease's inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2012, the leases had remaining terms, excluding options to extend, of up to 16.7 years with a weighted-average remaining term of 6.2 years. The leases may have provisions to extend the term of the leases, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.2 million and $4.2 million as of June 30, 2012 and December 31, 2011, respectively.
During the six months ended June 30, 2012 and 2011, the Company recognized deferred rent from tenants of $7.9 million and 10.9 million, respectively, net of lease incentive amortization. As of June 30, 2012 and December 31, 2011, the cumulative deferred rent balance was $45.1 million and $37.1 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.3 million and $5.3 million of unamortized lease incentives as of June 30, 2012 and December 31, 2011, respectively.
As of June 30, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

July 1, 2012 through December 31, 2012	$114,359
2013	227,580
2014	216,055
2015	191,263
2016	173,822
Thereafter	854,931
$1,778,010
As of June 30, 2012, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	55	$50,212	20.2%
Finance	86	49,748	20.0%
		$99,960	40.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the six months ended June 30, 2012, the Company reduced its bad debt expense reserve and recorded a net recovery of bad debt related to its tenant receivables of $0.1 million. During the six months ended June 30, 2011, the Company recorded bad debt expense related to its tenant receivables of $57,000. As of June 30, 2012, the Company had a bad debt expense reserve of approximately $0.2 million, which represents less than 1% of its annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

As of June 30, 2012, the Company had a concentration of credit risk related to the following tenant lease that represents more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
Kirkland & Ellis	300 N. LaSalle Building	Legal Services	687,857	6.3%	$25,347	10.2%	$36.85	2/28/2029
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of June 30, 2012 and does not take into account any tenant renewal or termination options.
Geographic Concentration Risk
As of June 30, 2012, the Company’s net investments in real estate in Illinois, New Jersey and California represented 20.2%, 15.8% and 11.3% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, New Jersey and California real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
In addition, the Company’s investment in the 300 N. LaSalle Building, located in Chicago, Illinois, represented approximately 20% of the Company’s total assets and 19% of the Company’s total revenues as of June 30, 2012. As a result of this investment, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Disposition
Hartman Business Center II
On April 7, 2010, the Company through an indirect wholly owned subsidiary, acquired an industrial building containing 261,799 rentable square feet located on approximately 23.3 acres of land in Austell, Georgia (“Hartman II”) for approximately $10.8 million plus closing costs. On June 28, 2012, the Company sold Hartman II for $12.7 million, resulting in a gain on sale of $2.5 million. The purchaser is not affiliated with the Company or the Advisor.
For the three and six months ended June 30, 2012, Hartman II had revenues of $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2011, Hartman II had revenues of $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2012, Hartman II had expenses of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2011, Hartman II had expenses of $0.3 million and $0.5 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of June 30, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Cost	$322,518	$330,193	$69,045	$69,459	$(50,012)	$(50,455)
Accumulated Amortization	(90,955)	(73,181)	(14,038)	(9,892)	19,397	15,676
Net Amount	$231,563	$257,012	$55,007	$59,567	$(30,615)	$(34,779)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Amortization	$(12,617)	$(13,948)	$(2,327)	$(2,063)	$2,069	$2,361

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Amortization	$(25,448)	$(27,016)	$(4,560)	$(3,816)	$4,164	$4,540

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of June 30, 2012 and December 31, 2011, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2012 (1)	Book Value as of June 30, 2012 (2)	Book Value as of December 31, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Northern Trust Building A-Note (5)
San Diego, California	12/31/2008	Office	A-Note	$—	$—	$66,329	(5)	(5)	(5)
One Liberty Plaza Notes
New York, New York	02/11/2009	Office	Mortgage	113,863	79,320	77,637	6.1%	14.9%	08/06/2017
Tuscan Inn First Mortgage Origination
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	19,925	19,878	8.3%	9.0%	01/21/2015
Chase Tower First Mortgage Origination
Austin, Texas	01/25/2010	Office	Mortgage	59,200	59,212	59,214	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (6)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	32,673	32,673	32,673	(6)	9.8%	07/01/2014
One Kendall Square First Mortgage Origination (7)
Cambridge, Massachusetts	11/22/2010	Mixed-use Facility	Mortgage Participation	87,500	88,271	88,525	(7)	7.0%	12/01/2013
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	14,500	14,520	14,522	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage (8)
Reston, Virginia	01/17/2012	Office	Mortgage	48,722	48,772	—	7.5%	7.6%	02/01/2017
				$376,658	$342,693	$358,778
_____________________
(1) Outstanding principal balance as of June 30, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of June 30, 2012.
(4) Maturity dates are as of June 30, 2012; subject to certain conditions, the maturity dates of certain real estate loans receivable may be extended beyond the maturity date shown.
(5) See “— Recent Transactions - Northern Trust Building A-Note & B-Note”.
(6) As of June 30, 2012, $32.7 million had been disbursed under the Pappas Commerce First Mortgage. Interest on the first mortgage is calculated at a fixed rate of 9.5%. Outstanding principal balance also includes a protective advance of $0.8 million made on June 22, 2011 to cover property taxes and to fund the tax and insurance reserve account. Interest on the protective advance is calculated at a fixed rate of 14.5%.
(7) The One Kendall Square First Mortgage bears interest at a floating rate of 550 basis points over one-month LIBOR, but at no point shall the interest rate be less than 7.5%.
(8) See “— Recent Transactions - Origination of Summit I & II First Mortgage”.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following summarizes the activity related to the real estate loans receivable for the six months ended June 30, 2012 (in thousands):

Real estate loans receivable - December 31, 2011	$358,778
Face value of real estate loans receivable originated and acquired	59,022
Discount on real estate loan receivable acquired	(8,300)
Principal repayment received on real estate loan receivable	(634)
Early payoff of Northern Trust Building A-Note and B-Note	(70,046)
Accretion of discounts on purchased real estate loans receivable	4,082
Closing costs and origination fees on origination of real estate loan receivable	77
Amortization of closing costs and origination fees on real estate loans receivable	(286)
Real estate loans receivable - June 30, 2012	$342,693
For the three and six months ended June 30, 2012 and 2011, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractual interest income	$8,363	$7,228	$16,616	$14,375
Accretion of purchase discounts	2,075	1,823	4,082	3,564
Amortization of closing costs and origination fees	(146)	(164)	(286)	(253)
Interest income from real estate loans receivable	$10,292	$8,887	$20,412	$17,686
As of June 30, 2012 and December 31, 2011, interest receivable from real estate loans receivable was $2.2 million and $2.4 million, respectively, and was included in rents and other receivables.
Recent Transactions
Origination of Summit I & II First Mortgage
On January 17, 2012, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of up to $58.8 million (the “Summit I & II First Mortgage”) to a borrower unaffiliated with the Company or the
Advisor. As of June 30, 2012, $48.7 million had been disbursed and another $10.1 million remained available for future fundings, subject to certain conditions set forth in the loan agreement. The borrower used the proceeds from the loan to acquire two six-story Class B+ office buildings located in Reston, Virginia. The office buildings contain 288,365 square feet and were vacant as of June 30, 2012. Payments under the Summit I & II First Mortgage are interest-only for the first thirty months, followed by principal and interest payments with principal calculated using an amortization schedule of 30 years for the balance of the term. The Summit I & II First Mortgage note bears interest at a fixed rate of 7.5%. The Summit I & II First
Mortgage matures on February 1, 2017 and may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without prepayment penalty on or after July 1, 2016.
Northern Trust Building A-Note and B-Note
On June 27, 2012, the Company, through an indirect wholly owned subsidiary, purchased, at a discount, a promissory note secured by a deed of trust (the “Northern Trust Building B-Note”) for $2.0 million, including closing costs, from U.S. Bank, National Association, a seller unaffiliated with the Company or the Advisor. The Company also owned the Northern Trust Building A-Note, which the Company purchased, at a discount, on December 31, 2008 for $58.1 million, including closing costs.
On June 27, 2012, the Company, through an indirect wholly owned subsidiary, entered into a discounted payoff agreement with 4370 La Jolla Village LLC (the “Northern Trust Borrower”), a borrower unaffiliated with the Company or the Advisor, for the payoff of the Northern Trust Building A-Note and the Northern Trust Building B-Note for approximately $85.8 million, less closing costs of $0.9 million, resulting in a net gain on early payoff of $14.9 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

6.	NOTES PAYABLE
As of June 30, 2012 and December 31, 2011, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of June 30, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of June 30, 2012(1)	Effective Interest Rate as of June 30, 2012 (1)	Payment Type	Maturity Date (2)
100 & 200 Campus Drive Mortgage Loan (3)	$55,000	$55,000	One-month LIBOR + 3.25%	5.1%	Interest Only	02/26/2014
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	Interest Only	04/10/2014
Portfolio Revolving Loan Facility (4)	55,000	55,000	One-month LIBOR + 3.00% (4)	5.1%	Interest Only	04/30/2014
Willow Oaks Revolving Loan (5)	13,000	13,000	(5)	4.3%	Interest Only	08/01/2013
300 N. LaSalle Building Mortgage Loan	350,000	350,000	4.25%	4.3%	Interest Only	08/01/2015
Union Bank Plaza Mortgage Loan (6)	105,000	105,000	One-month LIBOR + 1.75%	3.5%	Interest Only	09/15/2015
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Loan (7)	341,544	348,300	One-month LIBOR + 2.15%	3.7%	Interest Only	01/27/2016
One Kendall Square Borrowing (8)	45,000	45,000	One-month LIBOR + 2.50%	4.0%	Interest Only	12/01/2013
601 Tower Mortgage Loan (9)	16,320	16,320	(9)	3.5%	Interest Only	06/03/2015
CityPlace Tower Mortgage Loan	71,000	71,000	3.59%	3.6%	Interest Only	08/01/2015
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Metropolitan Center Mortgage Loan	13,000	65,000	One-month LIBOR + 2.20%	3.1%	Interest Only	01/01/2016
CIBC Portfolio Mortgage Loan (10)	76,000	76,000	One-month LIBOR + 2.75%	3.0%	Interest Only	01/01/2016
	$1,334,514	$1,393,270
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2012. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2012 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates), using interest rate indices as of June 30, 2012, where applicable. For further information regarding the Company’s derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2012; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) As of June 30, 2012, $55.0 million had been disbursed to the Company and $9.6 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(4) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. As of June 30, 2012, $55.0 million of principal was outstanding and $45.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.25%; however, there is no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years or any shorter term expiring on the maturity date. The Portfolio Revolving Loan Facility is secured by Mountain View Corporate Center, the 350 E. Plumeria Building, the Pierre Laclede Center and One Main Place.
(5) On July 26, 2010, the Company entered into a three-year $65.0 million revolving loan. As of June 30, 2012, $13.0 million had been disbursed to the Company and $52.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point during the initial term may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract.
(6) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of June 30, 2012, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(7) The Portfolio Loan is secured by Plano Business Park, Horizon Tech Center, Dallas Cowboys Distribution Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center, I-81 Industrial Portfolio, Two Westlake Park and Torrey Reserve West. On June 28, 2012, Hartman II Business Center was sold and released as collateral under the Portfolio Loan.
(8) This note bears interest at a floating rate of 250 basis points over one-month LIBOR, subject to a minimum interest rate of 4.0%.
(9) On June 6, 2011, the Company entered into a four-year $32.6 million revolving credit loan. As of June 30, 2012, $16.3 million had been disbursed to the Company under the mortgage loan and $16.3 million remained available for future disbursements under the revolving loan facility, subject to certain conditions set forth in the loan agreement. The interest rate on the $16.3 million outstanding as of June 30, 2012 was calculated at a fixed rate of 3.54% per annum. The interest rate on the $16.3 million available for future disbursements as of June 30, 2012 would be calculated at a variable rate of 220 basis points over one-month LIBOR.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

As of June 30, 2012 and December 31, 2011, the Company’s deferred financing costs were $8.6 million and $10.2 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2012, the Company incurred $14.7 million and $29.4 million of interest expense, respectively. During the three and six months ended June 30, 2011, the Company incurred $12.2 million and $23.4 million of interest expense, respectively. As of June 30, 2012 and December 31, 2011, $4.5 million and $4.3 million, respectively, of interest expense were payable. Included in interest expense for the three and six months ended June 30, 2012 was $0.8 million and $1.6 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2011 was $0.6 million and $1.5 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $2.3 million and $4.5 million for the three and six months ended June 30, 2012, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $2.2 million and $3.9 million for the three and six months ended June 30, 2011, respectively.
The following is a schedule of maturities for all notes payable outstanding as of June 30, 2012 (in thousands):

July 1, 2012 through December 31, 2012	$—
2013	58,000
2014	203,850
2015	622,320
2016	450,344
Thereafter	—
$1,334,514
Certain of our notes payable contain financial debt covenants. As of June 30, 2012, the Company was in compliance with these debt covenants.

7.	DERIVATIVE INSTRUMENTS
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of June 30, 2012 and December 31, 2011. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	June 30, 2012	December 31, 2011
Interest Rate Swap	02/26/2010	02/26/2014	$10,000	One-month LIBOR/ Fixed at 2.30%	$(321)	$(370)
Interest Rate Swap	02/26/2010	02/26/2014	10,000	One-month LIBOR/ Fixed at 2.30%	(321)	(370)
Interest Rate Swap (1)	04/30/2010	04/30/2014	55,000	One-month LIBOR/ Fixed at 2.17%	(1,631)	(1,853)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(72)	(84)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(72)	(84)
Interest Rate Swap	09/15/2010	09/15/2015	105,000	One-month LIBOR/ Fixed at 1.70%	(3,966)	(3,372)
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(340)	(360)
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(340)	(360)
Interest Rate Swap	12/16/2010	01/01/2016	19,800	One-month LIBOR/ Fixed at 2.39%	(1,243)	(1,159)
Interest Rate Swap	12/20/2010	06/16/2015	69,000	One-month LIBOR/ Fixed at 1.94%	(2,940)	(2,726)
Interest Rate Swap	02/01/2011	01/01/2016	56,150	One-month LIBOR/ Fixed at 2.16%	(3,088)	(2,790)
Interest Rate Swap	02/01/2011	02/01/2015	8,400	One-month LIBOR/ Fixed at 1.75%	(284)	(270)
Interest Rate Swap	02/01/2011	02/01/2014	80,150	One-month LIBOR/ Fixed at 1.29%	(1,198)	(1,220)
Interest Rate Swap	03/08/2011	02/01/2014	85,900	One-month LIBOR/ Fixed at 1.45%	(1,506)	(1,597)
Interest Rate Swap	03/10/2011	02/01/2014	13,750	One-month LIBOR/ Fixed at 1.32%	(212)	(218)
Interest Rate Swap	12/01/2011	12/01/2015	80,000	One-month LIBOR/ Fixed at 1.04%	(1,383)	(588)
Interest Rate Swap	01/01/2012	01/01/2016	7,800	One-month LIBOR/ Fixed at 1.02%	(126)	(44)
Interest Rate Swap	02/01/2012	01/01/2016	5,200	One-month LIBOR/ Fixed at 0.77%	(40)	—
Total derivatives designated as hedging instruments			$654,150		$(19,083)	$(17,465)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized losses of $1.2 million and $1.6 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2012. The Company recorded unrealized losses of $9.2 million and $6.6 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2011, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $4.5 million of interest expense related to the effective portion of cash flow hedges during the six months ended June 30, 2012. The change in fair value of the ineffective portion is recognized directly in earnings. During the six months ended June 30, 2012, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional unrealized losses related to derivative instruments designated as cash flow hedges. The present value of these additional unrealized losses totaled $8.7 million as of June 30, 2012 and were included in accumulated other comprehensive income (loss).

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
June 30, 2012
(unaudited)

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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$376,658	$342,693	$391,090	$423,069	$358,778	$428,895
Financial liabilities:
Notes payable	$1,334,514	$1,334,514	$1,341,991	$1,393,270	$1,393,270	$1,398,491
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of June 30, 2012 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
During the six months ended June 30, 2012, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$(19,083)	$—	$(19,083)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reimbursement plan, and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company's participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company's investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the six months ended June 30, 2012 and 2011, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2012 and 2011, respectively, and any related amounts payable as of June 30, 2012 and December 31, 2011 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2012	2011	2012	2011	2012	2011
Expensed
Asset management fees (1)	$5,606	$5,003	$11,193	$9,557	$—	$—
Reimbursement of operating expenses (2)	20	12	36	23	—	—
Acquisition fees	—	951	—	3,000	—	—
Disposition fees (3)	968	450	968	450	—	—
Additional Paid-in Capital
Selling commissions	—	(2)	—	5,748	—	—
Dealer manager fees	—	(2)	—	3,116	—	—
Reimbursable other offering costs	—	8	—	316	—	—
Capitalized
Origination fees	20	—	608	—	—	—
	$6,614	$6,420	$12,805	$22,210	$—	$—
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $19,000 and $21,000 for the three months ended June 30, 2012 and 2011, respectively, and $41,000 and $42,000 for the six months ended June 30, 2012 and 2011, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursed under the Advisory Agreement through June 30, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.  Disposition fees with respect to real estate loans receivable sold are included in the gain on early payoff of real estate loan receivable in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

On June 27, 2012, the Company, through an indirect wholly owned subsidiary, entered into a discounted payoff agreement with 4370 La Jolla Village LLC (the “Borrower”), a wholly owned subsidiary the Irvine Company, for the payoff of the Northern Trust Notes for approximately $85.8 million, as discussed under Note 5, “Real Estate Loans Receivable — Recent Transactions — Northern Trust Building A-Note and B-Note.”  Donald Bren, who is the brother of Peter Bren (one of the Company's executive officers and sponsors), is the chairman and owner of the Irvine Company.  The Company's conflicts committee, composed of all of the Company's independent directors, approved the payoff the Northern Trust Notes.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2012 and 2011 and total assets and total liabilities for each reportable segment as of June 30, 2012 and December 31, 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Real estate segment	$78,784	$71,840	$157,922	$136,173
Real estate-related segment	10,292	8,887	20,412	17,686
Total segment revenues	$89,076	$80,727	$178,334	$153,859

Interest Expense:
Real estate segment	$13,395	$11,422	$26,682	$22,263
Real estate-related segment	1,142	469	2,293	469
Total segment interest expense	14,537	11,891	28,975	22,732
Corporate-level	209	310	464	670
Total interest expense	$14,746	$12,201	$29,439	$23,402

NOI:
Real estate segment	$34,648	$32,685	$69,616	$59,907
Real estate-related segment	8,501	7,873	16,833	16,058
Total NOI	$43,149	$40,558	$86,449	$75,965

	As of June 30,	As of December 31,
	2012	2011
Assets:
Real estate segment	$2,492,552	$2,543,180
Real estate-related segment	346,343	362,632
Total segment assets	2,838,895	2,905,812
Real estate held for sale	—	9,642
Corporate-level (1)	38,406	70,762
Total assets	$2,877,301	$2,986,216
Liabilities:
Real estate segment	$1,301,453	$1,360,432
Real estate-related segment	121,367	121,250
Total segment liabilities	1,422,820	1,481,682
Real estate held for sale	—	6,141
Corporate-level (2)	15,197	11,260
Total liabilities	$1,438,017	$1,499,083
_____________________
(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $38.0 million and $70.4 million as of June 30, 2012 and December 31, 2011, respectively.
(2) As of June 30, 2012 and December 31, 2011, corporate-level liabilities consisted primarily of distributions payable and redemptions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$26,985	$6,925	$37,448	$9,081
Other interest income	(2)	(9)	(20)	(61)
Gain on early payoff of real estate loan receivable	(14,886)	—	(14,886)	—
Real estate acquisition fees to affiliates	—	951	—	3,000
Real estate acquisition fees and expenses	—	348	—	2,311
General and administrative expenses	1,244	1,617	2,397	2,479
Depreciation and amortization	32,004	30,401	63,463	58,502
Corporate-level interest expense	209	310	464	670
Total (income) loss from discontinued operations	(2,405)	15	(2,417)	(17)
NOI	$43,149	$40,558	$86,449	$75,965

11.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2012.
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
Distributions Paid
On July 13, 2012, the Company paid distributions of $10.1 million, which related to distributions declared for each day in the period from June 1, 2012 through June 30, 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Distributions Declared
On July 9, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2012 through August 31, 2012, which the Company expects to pay in September 2012. On August 3, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2012 through September 30, 2012, which the Company expects to pay in October 2012, and distributions based on daily record dates for the period from October 1, 2012 through October 31, 2012, which the Company expects to pay in November 2012. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in the Company's now terminated primary initial public offering or a 6.4% annualized rate based on the Company's December 19, 2011 estimated value per share of $10.11.

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

•
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor's compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•
Our investments in real estate, mortgage loans and a participation in a mortgage loan may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for the borrowers under our loan investments to meet their payment obligations to us. It could also make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect the value of our investments.

•
Certain of our debt obligations have variable interest rates and related payments that vary with the movement of LIBOR or other indexes. Increases in the indexes could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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
We own a diverse portfolio of real estate and real estate-related investments. As of June 30, 2012, we owned 26 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of June 30, 2012, we had sold 17,512,457 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $167.8 million. Also as of June 30, 2012, we had redeemed 10,617,748 shares sold in our offering for $104.4 million.
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
Throughout the financial crisis and economic downturn, U.S. commercial real estate transactions experienced a sharp decline in volume. Very little market activity (buying or selling) took place in 2009 and the first half of 2010. In the second half of 2010 and the first half of 2011, the markets experienced a rebound in transaction activity. High-quality assets in primary (top-tier) markets experienced the largest increase in transaction volume. The second half of 2011, however, witnessed a significant slowdown in the level of market activity. Uncertainty in areas such as the cost of capital, and the ability to hedge asset risks, produced enough friction to bring transaction volumes down. However, toward the end of December and the beginning of the first half of 2012, the U.S. commercial real estate markets showed signs of recovery and increased transaction volumes.
While there are signs of improvement for commercial real estate, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2011, but market volatility has increased caution among lenders and can affect capital supply. Commercial mortgage-backed securities lending, which was largely shut down in the second half of 2011, began again during the first half of 2012.
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
Impact on Our Real Estate-Related Investments
Our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments have been and likely will continue to be impacted to some degree by the same factors impacting our real estate investments.
As of June 30, 2012, we had fixed rate real estate loans receivable with an aggregate outstanding principal balance of $289.2 million and an aggregate carrying value (including origination and closing costs) of $254.4 million that mature between 2014 and 2018 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $88.3 million that matures in 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows from our real estate properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of June 30, 2012, we had debt obligations in the aggregate principal amount of $1.3 billion, all of which have an initial maturity between 2013 and 2016. We have a total of $531.2 million of fixed rate notes payable and $803.3 million of variable rate notes payable. The interest rates on $654.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of June 30, 2012, we had no mortgage debt outstanding scheduled to mature within 12 months of that date.
Liquidity and Capital Resources
Our principal demand for funds during the short- and long-term is and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from our now terminated primary offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings;

•	Proceeds from the sale of real estate and the repayment of real estate-related investments; and

•	Cash flow generated by our real estate operations and real estate-related investments.
We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. To date, we have invested substantially all of the net proceeds from our initial public offering but could potentially make a limited number of investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from debt financing, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate properties and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of June 30, 2012, we had an aggregate of $113.3 million available for future disbursements under three credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2012, our real estate portfolio was 96% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investments are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make their debt service payments. As of June 30, 2012, the borrowers under our real estate loans receivable were current on their debt service payments to us.
For the six months ended June 30, 2012, our cash needs for acquisitions or originations, capital expenditures and the payment of debt obligations were met with the proceeds from debt financing, proceeds from asset sales and the repayment of our real estate loans receivable and proceeds from our initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the six months ended June 30, 2012 using a combination of cumulative cash flows from operations and debt financing. We believe that our cash on hand, proceeds from our dividend reinvestment plan, cash flow from operations, availability under our credit facilities, proceeds from asset sales and the repayment of our real estate loans receivables and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
We commenced real estate operations with the acquisition of our first real estate investment on July 30, 2008. As of June 30, 2012, we owned 26 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio consisting of four industrial properties and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable. During the six months ended June 30, 2012, net cash provided by operating activities was $67.6 million, compared to $51.0 million during the six months ended June 30, 2011. Net cash from operations increased in 2012 primarily as a result of acquisitions of real estate and real estate-related investments in 2011 and 2012.
Cash Flows from Investing Activities
Net cash provided by investing activities was $36.3 million for the six months ended June 30, 2012, and primarily consisted of the following:

•	$84.9 million of proceeds from the payoff of a real estate loan receivable;

•	$50.8 million used for the origination of one real estate loan receivable, net of closing costs and origination fees;

•	$12.2 million of proceeds, net of closing costs, from the sale of one real estate asset; and

•	$10.7 million of improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2012, net cash used in financing activities was $137.8 million and consisted primarily of the following:

•	$58.8 million of cash used for principal payments on notes payable;

•	$51.1 million of cash used for redemptions of common stock; and

•	$28.6 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $33.6 million.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We pay our advisor fees in connection with the acquisition and origination, management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. We will also continue to reimburse our advisor and the dealer manager for certain offering costs related to our dividend reinvestment plan and for certain stockholder services.
As of June 30, 2012, we had $61.7 million of cash and cash equivalents and up to $113.3 million available for future disbursements under our credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilize secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2012, our borrowings and other liabilities were approximately 46% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2012 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations	$1,334,514	$—	$261,850	$1,072,664	$—
Interest payments on outstanding debt obligations (1)	155,329	27,016	96,159	32,154	—
Outstanding funding obligations under real estate loan receivable	10,028	(2)	(2)	(2)	(2)
_____________________
(1) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of June 30, 2012 (consisting of the contractual interest rate and the effect of interest rate floors and swaps). We incurred interest expense of $27.8 million, excluding amortization of deferred financing costs totaling $1.6 million, during the six months ended June 30, 2012.
(2) As of June 30, 2012, $48.7 million had been disbursed under the Summit I & II First Mortgage Loan and another $10.1 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount is available for funding until July 2013, subject to certain conditions set forth in the loan agreement. The Summit I & II First Mortgage matures on January 1, 2017.
Results of Operations
Overview
As of June 30, 2011, we owned 18 office properties, one office/flex property, two individual industrial properties, a portfolio of four industrial properties, a leasehold interest in one industrial property and six real estate loans receivable. As of June 30, 2012, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, one individual industrial property, a leasehold interest in one industrial property and seven real estate loans receivable. The results of operations presented for the three and six months ended June 30, 2012 and 2011 are not directly comparable because we were still investing the proceeds from our initial public offering in 2011.
Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2011
The following table provides summary information about our results of operations for the three months ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2012	2011
Rental income	$62,178	$56,214	$5,964	11%	$6,231	$(267)
Tenant reimbursements	13,963	12,779	1,184	9%	1,033	151
Interest income from real estate loans receivable	10,292	8,887	1,405	16%	1,178	227
Other operating income	2,643	2,847	(204)	(7)%	100	(304)
Operating, maintenance, and management costs	15,508	14,422	1,086	8%	1,106	(20)
Real estate taxes, property-related taxes, and insurance	10,295	8,874	1,421	16%	698	723
Asset management fees to affiliate	5,587	4,982	605	12%	583	22
Real estate acquisition fees to affiliates	—	951	(951)	(100)%	(951)	—
Real estate acquisition fees and expenses	—	348	(348)	(100)%	(339)	(9)
General and administrative expenses	1,244	1,617	(373)	(23)%	n/a	n/a
Depreciation and amortization	32,004	30,401	1,603	5%	2,829	(1,226)
Interest expense	14,746	12,201	2,545	21%	1,786	759
Other interest income	2	9	(7)	(78)%	n/a	n/a
Gain on early payoff of real estate loan receivable	14,886	—	14,886	100%	n/a	n/a
Gain on sale of real estate, net	2,474	—	2,474	100%	n/a	n/a
Income (loss) from discontinued operations	(69)	(15)	(54)	360%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 related to real estate and real estate-related investments acquired or originated on or after April 1, 2011.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 with respect to real estate and real estate-related investments owned by us during the entire periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements increased from $69.0 million for the three months ended June 30, 2011 to $76.1 million for the three months ended June 30, 2012, primarily as a result of acquisitions of real estate during 2011. We expect rental income and tenant reimbursements to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $8.9 million for the three months ended June 30, 2011 to $10.3 million for the three months ended June 30, 2012, primarily as a result of the origination of two additional real estate loans receivable subsequent to June 30, 2011. Interest income related to the real estate loans receivable held throughout both periods increased by $0.2 million due to an increase in discount accretion. Interest income included $1.9 million and $1.7 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended June 30, 2012 and 2011, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR, to the extent we have variable rate loans, and the impact of the early payoff of the Northern Trust Notes and the potential impact of future principal repayments.
Operating, maintenance and management costs increased from $14.4 million for the three months ended June 30, 2011 to $15.5 million for the three months ended June 30, 2012, primarily as a result of the growth in our real estate portfolio. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation.
Real estate taxes, property related taxes and insurance increased from $8.9 million for the three months ended June 30, 2011 to $10.3 million for the three months ended June 30, 2012. This increase consisted primarily of $0.7 million resulting from the growth in our our real estate portfolio and a $0.4 million increase in real estate taxes related to an adjustment in the property tax estimate for a property. We expect real estate taxes, property related taxes and insurance to generally increase in future periods as a result of inflation, but these expenses may fluctuate up or down over time.
Asset management fees with respect to our real estate and real estate-related investments increased from $5.0 million for the three months ended June 30, 2011 to $5.6 million for the three months ended June 30, 2012, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of June 30, 2012 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates was $1.3 million for the three months ended June 30, 2011. We did not incur any real estate acquisition fees and expenses during the three months ended June 30, 2012. We do not expect to incur significant amounts of real estate acquisition fees and costs in the future as we have invested substantially all of the proceeds from our now terminated public offering.
Depreciation and amortization increased from $30.4 million for the three months ended June 30, 2011 to $32.0 million for the three months ended June 30, 2012. Of the $1.6 million increase, $2.8 million was due to the growth in our real estate portfolio, partially offset by a $1.2 million decrease in depreciation and amortization from properties held throughout both periods primarily due to a decrease in amortization of tenant origination costs related to lease expirations subsequent to June 30, 2011. We expect depreciation and amortization to decrease in future periods as a result of a decrease in amortization related to fully amortized tenant origination costs.
Interest expense increased from $12.2 million for the three months ended June 30, 2011 to $14.7 million for the three months ended June 30, 2012. Included in interest expense is the amortization of deferred financing costs of $0.6 million and $0.8 million for the three months ended June 30, 2011 and June 30, 2012, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to June 30, 2011 and an increase in the average loan balance on our properties held throughout both periods. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR (for our variable debt) and on our level of future borrowings, which will depend on the availability and cost of debt financing and draws on our credit facilities.
We recognized a gain on the early payoff of a real estate loan receivable of $14.9 million related to the discounted payoff agreement for the Northern Trust Building Notes, which we acquired at a discount. We recognized a gain on sale of real estate of $2.5 million related to the disposition of an industrial property during the three months ended June 30, 2012. We did not dispose of any real estate or real estate-related investments during the three months ended June 30, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2011
The following table provides summary information about our results of operations for the six months ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2012	2011
Rental income	$124,498	$107,336	$17,162	16%	$18,014	$(852)
Tenant reimbursements	28,280	23,608	4,672	20%	3,652	1,020
Interest income from real estate loans receivable	20,412	17,686	2,726	15%	2,187	539
Other operating income	5,144	5,229	(85)	(2)%	308	(393)
Operating, maintenance, and management costs	30,627	28,571	2,056	7%	3,809	(1,753)
Real estate taxes, property-related taxes, and insurance	21,131	17,076	4,055	24%	2,671	1,384
Asset management fees to affiliate	11,152	9,515	1,637	17%	1,623	14
Real estate acquisition fees to affiliates	—	3,000	(3,000)	(100)%	(3,000)	—
Real estate acquisition fees and expenses	—	2,311	(2,311)	(100)%	(2,281)	(30)
General and administrative expenses	2,397	2,479	(82)	(3)%	n/a	n/a
Depreciation and amortization	63,463	58,502	4,961	8%	8,294	(3,333)
Interest expense	29,439	23,402	6,037	26%	5,537	500
Other interest income	20	61	(41)	(67)%	n/a	n/a
Gain on early payoff of real estate loan receivable	14,886	—	14,886	100%	n/a	n/a
Gain on sale of real estate, net	2,474	—	2,474	100%	n/a	n/a
Income (loss) from discontinued operations	(57)	17	(74)	(435)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 related to real estate and real estate-related investments acquired or originated on or after January 1, 2011.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $130.9 million for the six months ended June 30, 2011 to $152.8 million for the six months ended June 30, 2012. This increase consisted primarily of $21.7 million resulting from the growth in our real estate portfolio and a $1.2 million increase in property tax recoveries, partially offset by an $0.8 million decrease in rental income primarily due to a decrease in amortization of below-market lease liabilties related to lease expirations subsequent to June 30, 2011. We expect rental income and tenant reimbursements to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $17.7 million for the six months ended June 30, 2011 to $20.4 million for the six months ended June 30, 2012, primarily as a result of the originations of two additional real estate loans receivable subsequent to June 30, 2011. Interest income related to the real estate loans receivable held throughout both periods increased by $0.5 million due to an increase in discount accretion. Interest income included $3.3 million and $3.8 million in accretion of purchase price discounts, net of amortization of closing costs, for the six months ended June 30, 2012 and 2011, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR, to the extent we have variable rate loans receivable, and the impact of the early payoff of the Northern Trust Notes and the potential impact of future principal repayments.
Operating, maintenance and management costs increased from $28.6 million for the six months ended June 30, 2011 to $30.6 million for the six months ended June 30, 2012. This increase consisted primarily of $3.8 million resulting from the growth in our real estate portfolio, partially offset by a $1.8 million decrease in operating, maintenance and management costs from properties held throughout both periods primarily due to an unseasonably warm winter and lower landscaping costs. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes, property related taxes and insurance increased from $17.1 million for the six months ended June 30, 2011 to $21.1 million for the six months ended June 30, 2012. This increase consisted primarily of a $2.7 million increase resulting from the growth in our real estate portfolio and a $1.1 million increase in real estate taxes related to an adjustment in the property tax estimate for a property. We expect real estate taxes, property-related taxes and insurance to generally increase in future periods as a result of inflation, but these expenses may fluctuate up or down over time.
Asset management fees with respect to our real estate and real estate-related investments increased from $9.5 million for the six months ended June 30, 2011 to $11.2 million for the six months ended June 30, 2012, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of June 30, 2012 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $5.3 million for the six months ended June 30, 2011. We did not incur any real estate acquisition fees and expenses during the six months ended June 30, 2012. We do not expect to incur significant amounts of real estate acquisition fees and costs in the future as we have invested substantially all of the proceeds from our now terminated public offering.
Depreciation and amortization increased from $58.5 million for the six months ended June 30, 2011 to $63.5 million for the six months ended June 30, 2012, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $3.3 million decrease in depreciation and amortization from properties held throughout both periods primarily due to a decrease in amortization of tenant origination costs related to lease expirations subsequent to June 30, 2011. We expect depreciation and amortization to decrease in future periods as a result of a decrease in amortization related to fully amortized tenant origination costs.
Interest expense increased from $23.4 million for the six months ended June 30, 2011 to $29.4 million for the six months ended June 30, 2012. Included in interest expense is the amortization of deferred financing costs of $1.5 million and $1.6 million for the six months ended June 30, 2011 and June 30, 2012, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to June 30, 2011 and an increase in the average loan balance on our properties held throughout both periods. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR (for our variable debt) and on our level of future borrowings, which will depend on the availability and cost of debt financing and draws on our credit facilities.
We recognized a gain on the early payoff of a real estate loan receivable of $14.9 million related to the discounted payoff agreement for the Northern Trust Building Notes, which we acquired at a discount. We recognized a gain on sale of real estate of $2.5 million related to the disposition of an industrial property during the six months ended June 30, 2012. We did not dispose of any real estate or real estate-related investments during the six months ended June 30, 2011.
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

•
Amortization of discounts and closing costs.  Discounts and closing costs related to debt investments are amortized over the term of the loan as an adjustment to interest income.  This application results in income recognition that is different than the underlying contractual terms of the debt investments.  We have excluded the amortization of discounts and closing costs related to our debt investments in our calculation of MFFO to more appropriately reflect the economic impact of our debt investments, as discounts will not be economically recognized until the loan is repaid and closing costs are essentially the same as acquisition fees and expenses on real estate (discussed below).  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance; and

•
Acquisition fees and expenses.  Acquisition costs are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been funded from the proceeds from our now terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and six months ended June 30, 2012 and 2011, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$26,985	$6,925	$37,448	$9,081
Depreciation of real estate assets	13,694	11,199	26,704	21,266
Depreciation of real estate assets - discontinued operations	39	39	78	78
Amortization of lease-related costs	18,310	19,202	36,759	37,236
Amortization of lease-related costs - discontinued operations	67	67	134	134
Gain on early payoff of real estate loan receivable	(14,886)	—	(14,886)	—
Gain on sale of real estate, net	(2,474)	—	(2,474)	—
FFO	41,735	37,432	83,763	67,795
Real estate acquisition fees and expenses to affiliates	—	951	—	3,000
Real estate acquisition fees and expenses	—	348	—	2,311
Straight-line rent and amortization of above- and below-market leases	(2,734)	(6,070)	(7,455)	(11,603)
Amortization of discounts and closing costs	(1,929)	(1,659)	(3,796)	(3,311)
Adjustment to valuation of contingent purchase consideration	(53)	293	(42)	135
MFFO	$37,019	$31,295	$72,470	$58,327
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$30,761	$0.160	$14,037	$16,746	$30,783	$29,556
Second Quarter 2012	30,916	0.162	14,552	16,813	31,365	38,021
	$61,677	$0.322	$28,589	$33,559	$62,148	$67,577
_____________________
(1) Distributions for the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through June 30, 2012 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the six months ended June 30, 2012, we paid aggregate distributions of $62.1 million, including $28.6 million of distributions paid in cash and $33.6 million of distributions reinvested through our dividend reinvestment plan. FFO and cash flow from operations for the six months ended June 30, 2012 were $83.8 million and $67.6 million, respectively. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $60.9 million of current period operating cash flows and $1.2 million of debt financing. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that substantially all of our distributions will continue to be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we have made in mortgage and other real estate-related loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook - Real Estate and Real Estate Finance Markets” and “Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. There have been no significant changes to our policies during 2012; however, we did adopt Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) under which we have now included the presentation of other comprehensive income (loss) as its own statement following the consolidated statement of operations and we added an accounting policy with respect to real estate sold and discontinued operations.
Real Estate Sold and Discontinued Operations
Real estate sold during the current period and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all prior periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate sold are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all prior periods presented in the accompanying consolidated financial statements.  Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and we will not have any significant continuing involvement in the operations of the property following the sale.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 13, 2012, we paid distributions of $10.1 million, which related to distributions declared for each day in the period from June 1, 2012 through June 30, 2012.
Distributions Declared
On July 9, 2012, our board of directors declared distributions based on daily record dates for the period from August 1, 2012 through August 31, 2012, which we expect to pay in September 2012. On August 3, 2012, our board of directors declared distributions based on daily record dates for the period from September 1, 2012 through September 30, 2012, which we expect to pay in October 2012, and distributions based on daily record dates for the period from October 1, 2012 through October 31, 2012, which we expect to pay in November 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in our now terminated primary initial public offering or a 6.4% annualized rate based on our December 19, 2011 estimated value per share of $10.11.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2012, the fair value and carrying value of our fixed rate real estate loans receivable were $303.4 million and $254.4 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2012, the fair value of our fixed rate debt was $549.2 million and the carrying value of our fixed rate debt was $531.2 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $149.1 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $654.2 million of our variable rate debt. Based on interest rates as of June 30, 2012, if interest rates were 100 basis points higher during the 12 months ending June 30, 2013, interest expense on our variable rate debt would increase by $1.0 million. As of June 30, 2012, one-month LIBOR was 0.24575% and if this index was reduced to 0% during the 12 months ending June 30, 2013, interest expense on our variable rate debt would decrease by $0.1 million. As of June 30, 2012, we were exposed to market risks related to fluctuations in interest rates on our variable rate loan receivable outstanding with an outstanding principal balance of $88.3 million. An increase or decrease of 100 basis points in interest rates would have no impact on our future earnings and cash flows due to an interest rate floor on our variable rate loan receivable.
The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loan receivable as of June 30, 2012 were 9.0% and 7.0%, respectively. The weighted-average annual effective interest rate represents the effective interest rate as of June 30, 2012, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2012 were 4.4% and 3.7%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2012 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of June 30, 2012, where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 4. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

c)
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. On May 16, 2012, our board of directors approved a third amended and restated share redemption program, which became effective on June 17, 2012 (the “Third Amended and Restated Share Redemption Program”), and which applied to the June 29, 2012 Redemption Date (as defined in the Third Amended and Restated Share Redemption Program).

Pursuant to the Third Amended and Restated Share Redemption Program, there are several limitations on our ability to redeem shares under the program:

•
Unless the shares are being redeemed in connection with a stockholder's death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program), we may not redeem shares unless the stockholder has held the shares for one year, provided that if we are redeeming all of a stockholder's shares, then there is no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.

•
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that we may not redeem more than $3.0 million of shares in the aggregate each month, excluding shares redeemed in connection with a stockholder's death, qualifying disability or determination of incompetence.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

On June 28, 2012, our board of directors approved a fourth amended and restated share redemption program, which became effective on July 29, 2012 (the “Fourth Amended and Restated Share Redemption Program”). The Fourth Amended and Restated Share Redemption Program specifically provides additional funding as follows:
During calendar year 2012, we may redeem only the number of shares that we could purchase with (i) the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year plus (ii) an additional $15.0 million. In addition, beginning with the July 31, 2012 Redemption Date (as defined in the Fourth Amended and Restated Share Redemption Program), and for the remainder of calendar year 2012, once the amounts available for all redemptions provided for in the preceding sentence are exhausted, an additional $5.0 million shall be available to fund redemptions sought in connection with a stockholder's death, qualifying disability or determination of incompetence. Notwithstanding the above, we may not redeem more than $3.0 million of shares in the aggregate each month; provided that (i) this $3.0 million monthly limitation shall not apply to any redemptions of shares eligible for the July 31, 2012 Redemption Date and (ii) this $3.0 million monthly limitation shall exclude shares redeemed in connection with a stockholder's death, qualifying disability or determination of incompetence.
The terms of the Fourth Amended and Restated Share Redemption Program will apply to all redemptions processed on or after the July 31, 2012 Redemption Date. To be eligible for the July 31, 2012 Redemption Date, the redemption request must have been received, in good order, by July 24, 2012.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Pursuant to the Third and Fourth Amended and Restated Share Redemption Program, redemptions made in connection with a stockholder's death, qualifying disability or determination of incompetence will be made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable Redemption Date, and the price at which we will redeem all other shares eligible for redemption is as follows:

•	For stockholders who have held their shares for at least one year, 92.5% of our most recent estimated value per share as of the applicable Redemption Date;

•	For stockholders who have held their shares for at least two years, 95.0% of our most recent estimated value per share as of the applicable Redemption Date;

•	For stockholders who have held their shares for at least three years, 97.5% of our most recent estimated value per share as of the applicable Redemption Date; and

•	For stockholders who have held their shares for at least four years, 100% of our most recent estimated value per share as of the applicable Redemption Date.
On December 19, 2011, our board of directors approved an estimated value per share of our common stock of $10.11 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2011. We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2012, but are not required to update the estimated value per share more frequently than every 18 months. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Annual Report on Form 10-K at Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
Our board of directors may amend, suspend or terminate the share redemption program with 30 days' notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8‑K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the six months ended June 30, 2012, we fulfilled all redemption requests received in good order and eligible for redemption except for 43,795 shares due to limitations for the June 2012 Redemption Date, all of which shares were redeemed on the July 2012 Redemption Date. During the six months ended June 30, 2012, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	625,238	$10.11	(3)
February 2012	703,248	$10.11	(3)
March 2012	761,232	$10.11	(3)
April 2012	1,097,571	$10.11	(3)
May 2012	1,866,845	$10.11	(3)
June 2012	452,421	$9.83	(3)
Total	5,506,555
_____________________
(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009), on March 11, 2011 (which amendment became effective on April 10, 2011) on May 18, 2012 (which amendment became effective on June 17, 2012) and on June 29, 2012 (which amendment became effective on July 29, 2012.
(2) For Redemption Dates from January 2012 through May 2012, the redemption price for all stockholders whose shares were eligible for redemption was $10.11 per share. For the June 2012 Redemption Date, the redemption price was as described above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the six months ended June 30, 2012, we redeemed $55.5 million of shares. During the six months ended June 30, 2012, we fulfilled all redemption requests received in good order and eligible for redemption, except for 43,795 shares due to limitations for the June 2012 Redemption Date, all of which were redeemed on the July 2012 Redemption Date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, increased by the additional redemption amounts approved for 2012 as described above and decreased by redemptions through the June 2012 Redemption Date, we have $32.2 million available for all eligible redemptions during the remainder of 2012, plus once this amount is exhausted, an additional $5.0 million shall be available to fund redemptions sought in connection with a stockholder's death, qualifying disability or determination of incompetence.

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

4.2	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix A to the prospectus dated April 5, 2011, Commission File No. 333-146341

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012

99.2	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 29, 2012

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; and (v) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	August 10, 2012	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 10, 2012	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)