Form 10-Q
period 2012-09-30
KBS Real Estate Investment Trust II, Inc.
filed 2012-11-08
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes  ☐  No  ☒
As of November 2, 2012, there were 190,048,763 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
September 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate:
Land	$265,197	$265,197
Buildings and improvements	1,991,380	1,984,485
Tenant origination and absorption costs	317,026	330,193
Total real estate held for investment, cost	2,573,603	2,579,875
Less accumulated depreciation and amortization	(256,744)	(183,130)
Total real estate held for investment, net	2,316,859	2,396,745
Real estate held for sale, net	—	9,642
Total real estate, net	2,316,859	2,406,387
Real estate loans receivable, net	347,112	358,778
Total real estate and real estate-related investments, net	2,663,971	2,765,165
Cash and cash equivalents	51,076	95,554
Rents and other receivables, net	53,924	41,427
Above-market leases, net	52,754	59,567
Deferred financing costs, prepaid expenses and other assets	27,873	24,503
Total assets	$2,849,598	$2,986,216
Liabilities and stockholders’ equity
Notes payable:
Notes payable	$1,334,514	$1,387,129
Notes payable related to real estate held for sale	—	6,141
Total notes payable	1,334,514	1,393,270
Accounts payable and accrued liabilities	25,227	23,228
Due to affiliates	9	—
Distributions payable	10,154	10,608
Below-market leases, net	28,455	34,779
Other liabilities	34,243	37,198
Total liabilities	1,432,602	1,499,083
Commitments and contingencies (Note 11)
Redeemable common stock	67,776	67,789
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 189,843,717 and 191,725,167 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,898	1,917
Additional paid-in capital	1,629,029	1,649,029
Cumulative distributions in excess of net income	(262,336)	(214,137)
Accumulated other comprehensive loss	(19,371)	(17,465)
Total stockholders’ equity	1,349,220	1,419,344
Total liabilities and stockholders’ equity	$2,849,598	$2,986,216
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$62,406	$56,876	$186,904	$164,212
Tenant reimbursements	12,971	11,992	41,250	35,600
Interest income from real estate loans receivable	8,331	9,351	28,743	27,037
Other operating income	2,642	4,098	7,786	9,328
Total revenues	86,350	82,317	264,683	236,177
Expenses:
Operating, maintenance, and management	16,639	15,408	47,266	43,979
Real estate taxes and insurance	10,407	8,221	31,538	25,297
Asset management fees to affiliate	5,556	5,135	16,708	14,651
Real estate acquisition fees to affiliates	—	1,021	—	4,021
Real estate acquisition fees and expenses	—	241	—	2,552
General and administrative expenses	1,149	715	3,547	3,194
Depreciation and amortization	30,949	30,448	94,411	88,950
Interest expense	14,497	13,106	43,936	36,508
Total expenses	79,197	74,295	237,406	219,152
Other income:
Other interest income	3	37	25	98
Gain on early payoff of real estate loan receivable	—	—	14,884	—
Total other income	3	37	14,909	98
Income from continuing operations	7,156	8,059	42,186	17,123
Discontinued operations:
Gain (loss) on sale of real estate, net	(5)	—	2,470	—
Income (loss) from discontinued operations	(2)	20	(59)	37
Total income (loss) from discontinued operations	(7)	20	2,411	37
Net income	$7,149	$8,079	$44,597	$17,160
Basic and diluted income per common share:
Continuing operations	$0.04	$0.04	$0.22	$0.09
Discontinued operations	—	—	0.01	—
Net income per common share	$0.04	$0.04	$0.23	$0.09
Weighted-average number of common shares outstanding, basic and diluted	190,073,044	190,522,710	190,932,462	188,818,780
Distributions declared per common share	$0.164	$0.164	$0.486	$0.486
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$7,149	$8,079	$44,597	$17,160
Other comprehensive loss:
Unrealized losses on derivative instruments	(288)	(9,081)	(1,906)	(15,724)
Total other comprehensive loss	(288)	(9,081)	(1,906)	(15,724)
Total comprehensive income (loss)	$6,861	$(1,002)	$42,691	$1,436
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and the Nine Months Ended September 30, 2012 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	176,739,865	$1,767	$1,537,403	$(112,711)	$(2,130)	$1,424,329
Net income	—	—	—	21,793	—	21,793
Other comprehensive loss	—	—	—	—	(15,335)	(15,335)
Issuance of common stock	17,630,691	176	171,480	—	—	171,656
Redemptions of common stock	(2,645,389)	(26)	(25,669)	—	—	(25,695)
Transfers to redeemable common stock	—	—	(24,482)	—	—	(24,482)
Distributions declared	—	—	—	(123,219)	—	(123,219)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(8,864)	—	—	(8,864)
Other offering costs	—	—	(839)	—	—	(839)
Balance, December 31, 2011	191,725,167	$1,917	$1,649,029	$(214,137)	$(17,465)	$1,419,344
Net income	—	—	—	44,597	—	44,597
Other comprehensive loss	—	—	—	—	(1,906)	(1,906)
Issuance of common stock	5,103,553	51	50,075	—	—	50,126
Redemptions of common stock	(6,985,003)	(70)	(70,069)	—	—	(70,139)
Transfers from redeemable common stock	—	—	13	—	—	13
Distributions declared	—	—	—	(92,796)	—	(92,796)
Other offering costs	—	—	(19)	—	—	(19)
Balance, September 30, 2012	189,843,717	$1,898	$1,629,029	$(262,336)	$(19,371)	$1,349,220
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$44,597	$17,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	94,411	88,950
Discontinued operations	212	318
Noncash interest income on real estate-related investments	(4,913)	(5,081)
Deferred rent	(12,162)	(15,648)
Bad debt expense	(127)	148
Amortization of above- and below-market leases, net	531	(943)
Amortization of deferred financing costs	2,444	2,195
Change in fair value of contingent consideration	(87)	(339)
Gain on early payoff of real estate loan receivable	(14,884)	—
Gain on sale of real estate, net	(2,470)	—
Changes in operating assets and liabilities:
Rents and other receivables	(703)	(3,247)
Prepaid expenses and other assets	(8,339)	(3,394)
Accounts payable and accrued liabilities	4,919	6,798
Other liabilities	(4,852)	715
Net cash provided by operating activities	98,577	87,632
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(533,255)
Improvements to real estate	(15,498)	(16,545)
Proceeds from sale of real estate	12,216	—
Investments in real estate loans receivable	(54,415)	(15,605)
Principal repayments on real estate loans receivable	948	184
Proceeds from the early payoff of real estate loan receivable	84,930	—
Net cash provided by (used in) investing activities	28,181	(565,221)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	380,998
Transfer of financial asset	—	45,000
Principal payments on notes payable	(58,756)	(16,885)
Payments of deferred financing costs	(7)	(4,288)
Return of contingent consideration related to acquisition of real estate	809	1,316
Proceeds from issuance of common stock	—	103,869
Payments to redeem common stock	(70,139)	(14,349)
Payments of commissions on stock sales and related dealer manager fees	—	(8,864)
Payments of other offering costs	(19)	(1,201)
Distributions paid to common stockholders	(43,124)	(40,122)
Net cash (used in) provided by financing activities	(171,236)	445,474
Net decrease in cash and cash equivalents	(44,478)	(32,115)
Cash and cash equivalents, beginning of period	95,554	82,413
Cash and cash equivalents, end of period	$51,076	$50,298
Supplemental Disclosure of Cash Flow Information:
Interest paid	$41,847	$33,308
Supplemental Disclosure of Noncash Transactions:
Increase (decrease) in distributions payable	$(454)	$1,024
Increase in lease commissions payable	$—	$517
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$50,126	$50,660
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of September 30, 2012, the Company owned 26 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable.
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
Upon commencing its initial public offering (the “Offering”), the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on April 30, 2010 (the “Dealer Manager Agreement”). The Company ceased offering shares of common stock in its primary offering on December 31, 2010 and terminated its primary offering on March 22, 2011. The Company continues to offer shares of common stock under its dividend reinvestment plan.
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. As of September 30, 2012, the Company had sold 19,238,280 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $184.4 million. Also as of September 30, 2012, the Company had redeemed 12,096,196 shares sold in the Offering for $119.0 million.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  In addition, the Company has disposed of one industrial property during the nine months ended September 30, 2012.  As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented.
Redeemable Common Stock
The Company has a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances. As described below, the Company has adopted three amendments to the share redemption program in 2012. For a description of the share redemption program prior to the amendments on May 16, 2012, June 28, 2012 and October 17, 2012, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
On May 16, 2012, the Company’s board of directors approved a third amended and restated share redemption program, which became effective on June 17, 2012 (the “Third Amended and Restated Share Redemption Program”), and which applied to the June 29, 2012 Redemption Date (as defined).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Pursuant to the Third Amended and Restated Share Redemption Program (and unless subsequently amended as described below), there are several limitations on the Company’s ability to redeem shares under the program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program), the Company may not redeem shares unless the stockholder has held the shares for one year, provided that if the Company is redeeming all of a stockholder’s shares, then there is no holding period requirement for shares purchased pursuant to the Company’s dividend reinvestment plan.

•
During any calendar year, the Company may redeem only the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year, provided that the Company may not redeem more than $3.0 million of shares in the aggregate each month, excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence.

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

On June 28, 2012, the Company’s board of directors approved a fourth amended and restated share redemption program, which became effective on July 29, 2012 (the “Fourth Amended and Restated Share Redemption Program”). The Fourth Amended and Restated Share Redemption Program specifically provides additional funding as follows:
During calendar year 2012, the Company may redeem only the number of shares that it could purchase with (i) the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year plus (ii) an additional $15.0 million. In addition, beginning with the July 31, 2012 Redemption Date (as defined), and for the remainder of calendar year 2012, once the amounts available for all redemptions provided for in the preceding sentence are exhausted, an additional $5.0 million shall be available to fund redemptions sought in connection with a stockholder’s death, qualifying disability or determination of incompetence. Notwithstanding the above, the Company may not redeem more than $3.0 million of shares in the aggregate each month; provided that (i) this $3.0 million monthly limitation did not apply to any redemptions of shares eligible for the July 31, 2012 Redemption Date and (ii) this $3.0 million monthly limitation shall exclude shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence.
The terms of the Fourth Amended and Restated Share Redemption Program apply to all redemptions processed on or after the July 31, 2012 Redemption Date, unless subsequently amended.
On October 17, 2012, the Company’s board of directors approved a fifth amended and restated share redemption program, which will be effective November 17, 2012 (the “Fifth Amended and Restated Share Redemption Program”). The Fifth Amended and Restated Share Redemption Program removes the $3.0 million monthly limitation for ordinary redemptions for shares eligible for the November 2012 and December 2012 Redemption Dates (as defined). Ordinary redemptions are all redemptions other than those sought in connection with a stockholder’s death, qualifying disability or determination of incompetence.
The terms of the Fifth Amended and Restated Share Redemption Program will apply to redemptions processed on the November 30, 2012 and December 31, 2012 Redemption Dates. To be eligible for the November 30, 2012 Redemption Date, the redemption request must be received, in good order by November 23, 2012. To be eligible for the December 31, 2012 Redemption Date, the redemption request must be received, in good order by December 21, 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Pursuant to the Third, Fourth and Fifth Amended and Restated Share Redemption Programs, redemptions made in connection with a stockholder’s death, qualifying disability or determination of incompetence will be made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable Redemption Date, and the price at which the Company will redeem all other shares eligible for redemption is as follows:

•	For stockholders who have held their shares for at least one year, 92.5% of the Company’s most recent estimated value per share as of the applicable Redemption Date;

•	For stockholders who have held their shares for at least two years, 95.0% of the Company’s most recent estimated value per share as of the applicable Redemption Date;

•	For stockholders who have held their shares for at least three years, 97.5% of the Company’s most recent estimated value per share as of the applicable Redemption Date; and

•	For stockholders who have held their shares for at least four years, 100% of the Company’s most recent estimated value per share as of the applicable Redemption Date.
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
The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Company currently expects to announce an updated estimated value per share of the Company’s common stock the week of December 17, 2012. At such time as the Company announces an updated estimated value per share, the redemption price for shares eligible for redemption will be based upon the updated estimated value per share, upon the terms set forth above. The change in the redemption price would be effective for the December 31, 2012 Redemption Date. For a stockholder’s shares to be eligible for redemption in a given month or to withdraw a redemption request, the Company must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by the Company at least five business days before the Redemption Date, or by December 21, 2012.
The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8‑K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited as set forth above. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current year dividend reinvestment plan as redeemable common stock in the accompanying consolidated balance sheets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The Company limits the dollar value of shares that may be redeemed under the share redemption program as described above. During the nine months ended September 30, 2012, the Company redeemed $70.1 million of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, increased by the additional redemption amounts approved for 2012 as described above and decreased by redemptions through the September 2012 Redemption Date, the Company has $12.7 million available for all eligible redemptions during the remainder of 2012, plus, once this amount is exhausted, an additional $5.0 million shall be available to fund redemptions sought in connection with a stockholder’s death, qualifying disability or determination of incompetence.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2012 and 2011, respectively.
Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2012 and 2011. For the three and nine months ended September 30, 2012 and 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through September 30, 2012 was a record date for distributions. Each day during the period from January 1, 2011 through September 30, 2011 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 10, “Segment Information.”
Recently Issued Accounting Standards Update
In December 2011, the FASB issued ASU No. 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2011-10”).  ASU No. 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20).  For public companies, the provisions of ASU No. 2011-10 are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of ASU No. 2011-10 did not have a material impact on the Company’s consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU No. 2011-11 requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of GAAP and those that prepare their financial statements in accordance with IFRS and to enable users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity’s financial statements. The Company does not expect the adoption of ASU No. 2011-11 will have a material impact to its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

3.	REAL ESTATE
As of September 30, 2012, the Company’s real estate portfolio was composed of 20 office properties, one office/flex property, a portfolio of four industrial properties, one industrial property and a leasehold interest in one industrial property, encompassing in the aggregate approximately 11.1 million rentable square feet. As of September 30, 2012, the Company’s real estate portfolio was 94% occupied. The following table summarizes the Company’s investments in real estate as of September 30, 2012 and December 31, 2011 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
As of September 30, 2012:
Office	$254,897	$1,902,357	$298,367	$2,455,621
Industrial (1)	10,300	89,023	18,659	117,982
Total real estate, cost	$265,197	$1,991,380	$317,026	$2,573,603
Accumulated depreciation and amortization	—	(159,297)	(97,447)	(256,744)
Net Amount	$265,197	$1,832,083	$219,579	$2,316,859
As of December 31, 2011:
Office	$254,897	$1,895,573	$311,534	$2,462,004
Industrial (1)	10,300	88,912	18,659	117,871
Total real estate, cost	$265,197	$1,984,485	$330,193	$2,579,875
Accumulated depreciation and amortization	—	(109,948)	(73,182)	(183,130)
Net Amount	$265,197	$1,874,537	$257,011	$2,396,745
_____________________
(1) Includes an investment in the rights to a ground lease. The ground lease expires in February 2050.
As of September 30, 2012, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$576,007	20.2%	$45,117	$34.63	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2012, the leases had remaining terms, excluding options to extend, of up to 16.4 years with a weighted-average remaining term of 6.1 years. The leases may have provisions to extend the term of the leases, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.1 million and $4.2 million as of September 30, 2012 and December 31, 2011, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

During the nine months ended September 30, 2012 and 2011, the Company recognized deferred rent from tenants of $12.2 million and $15.6 million, respectively, net of lease incentive amortization. As of September 30, 2012 and December 31, 2011, the cumulative deferred rent balance was $49.6 million and $37.1 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.4 million and $5.3 million of unamortized lease incentives as of September 30, 2012 and December 31, 2011, respectively.
As of September 30, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

October 1, 2012 through December 31, 2012	$57,055
2013	229,709
2014	219,461
2015	195,962
2016	179,481
Thereafter	876,693
$1,758,361
As of September 30, 2012, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	54	$50,167	20.4%
Finance	86	49,734	20.2%
		$99,901	40.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the nine months ended September 30, 2012, the Company reduced its bad debt expense reserve and recorded a net recovery of bad debt related to its tenant receivables of $0.1 million. During the nine months ended September 30, 2011, the Company recorded bad debt expense related to its tenant receivables of $0.1 million. As of September 30, 2012, the Company had a bad debt expense reserve of approximately $0.1 million, which represents less than 1% of its annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

As of September 30, 2012, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
Kirkland & Ellis	300 N. LaSalle Building	Legal Services	687,857	6.2%	$25,347	10.3%	$36.85	2/28/2029
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of September 30, 2012 and does not take into account any tenant renewal or termination options.
Geographic Concentration Risk
As of September 30, 2012, the Company’s net investments in real estate in Illinois, New Jersey and California represented 20.2%, 15.8% and 11.4% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, New Jersey and California real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
In addition, the Company’s investment in the 300 N. LaSalle Building, located in Chicago, Illinois, represented 20.2% of the Company’s total assets and 19.6% of the Company’s total revenues as of September 30, 2012. As a result of this investment, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
For the nine months ended September 30, 2012, Hartman II had revenues of $0.5 million. For the three and nine months ended September 30, 2011, Hartman II had revenues of $0.3 million and $0.7 million, respectively. For the nine months ended September 30, 2012, Hartman II had expenses of $0.6 million. For the three and nine months ended September 30, 2011, Hartman II had expenses of $0.2 million and $0.7 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of September 30, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Cost	$317,026	$330,193	$68,943	$69,459	$(48,652)	$(50,455)
Accumulated Amortization	(97,447)	(73,181)	(16,189)	(9,892)	20,197	15,676
Net Amount	$219,579	$257,012	$52,754	$59,567	$(28,455)	$(34,779)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Amortization	$(11,984)	$(13,569)	$(2,253)	$(2,005)	$2,160	$2,287

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Amortization	$(37,432)	$(40,585)	$(6,813)	$(5,821)	$6,324	$6,827

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of September 30, 2012 and December 31, 2011, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2012 (1)	Book Value as of September 30, 2012 (2)	Book Value as of December 31, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
One Liberty Plaza Notes
New York, New York	02/11/2009	Office	Mortgage	$113,548	$80,234	$77,637	6.1%	14.9%	08/06/2017
Tuscan Inn First Mortgage Origination
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	19,948	19,878	8.3%	9.0%	01/21/2015
Chase Tower First Mortgage Origination
Austin, Texas	01/25/2010	Office	Mortgage	59,200	59,211	59,214	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (5)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	32,673	32,673	32,673	(5)	9.8%	07/01/2014
One Kendall Square First Mortgage Origination (6)
Cambridge, Massachusetts	11/22/2010	Mixed-use Facility	Mortgage Participation	87,500	88,140	88,525	(6)	7.0%	12/01/2013
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	14,500	14,520	14,522	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage (7)
Reston, Virginia	01/17/2012	Office	Mortgage	52,338	52,386	—	7.5%	7.6%	02/01/2017
Northern Trust Building A-Note (8)
San Diego, California	12/31/2008	Office	A-Note	—	—	66,329	(8)	(8)	(8)
				$379,959	$347,112	$358,778
_____________________
(1) Outstanding principal balance as of September 30, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of September 30, 2012.
(4) Maturity dates are as of September 30, 2012; subject to certain conditions, the maturity dates of certain real estate loans receivable may be extended beyond the maturity date shown.
(5) As of September 30, 2012, $32.7 million had been disbursed under the Pappas Commerce First Mortgage. Interest on the first mortgage is calculated at a fixed rate of 9.5%. Outstanding principal balance also includes a protective advance of $0.8 million made on June 22, 2011 to cover property taxes and to fund the tax and insurance reserve account. Interest on the protective advance is calculated at a fixed rate of 14.5%.
(6) The One Kendall Square First Mortgage bears interest at a floating rate of 550 basis points over one-month LIBOR, but at no point shall the interest rate be less than 7.5%.
(7) See “— Recent Transactions - Origination of Summit I & II First Mortgage”.
(8) See “— Recent Transactions - Northern Trust Building A-Note & B-Note”.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The following summarizes the activity related to the real estate loans receivable for the nine months ended September 30, 2012 (in thousands):

Real estate loans receivable - December 31, 2011	$358,778
Face value of real estate loans receivable originated and acquired	62,638
Discount on real estate loan receivable acquired	(8,300)
Principal repayment received on real estate loan receivable	(948)
Early payoff of Northern Trust Building A-Note and B-Note	(70,046)
Accretion of discounts on purchased real estate loans receivable	5,331
Closing costs and origination fees on origination of real estate loan receivable	77
Amortization of closing costs and origination fees on real estate loans receivable	(418)
Real estate loans receivable - September 30, 2012	$347,112
For the three and nine months ended September 30, 2012 and 2011, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual interest income	$7,214	$7,580	$23,830	$21,956
Accretion of purchase discounts	1,248	1,906	5,331	5,469
Amortization of closing costs and origination fees	(131)	(135)	(418)	(388)
Interest income from real estate loans receivable	$8,331	$9,351	$28,743	$27,037
As of September 30, 2012 and December 31, 2011, interest receivable from real estate loans receivable was $2.2 million and $2.4 million, respectively, and was included in rents and other receivables.
Recent Transactions
Origination of Summit I & II First Mortgage
On January 17, 2012, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of up to $58.8 million (the “Summit I & II First Mortgage”) to a borrower unaffiliated with the Company or the Advisor. As of September 30, 2012, $52.3 million had been disbursed and another $6.5 million remained available for future fundings, subject to certain conditions set forth in the loan agreement. The borrower used the proceeds from the loan to acquire two six‑story Class B+ office buildings located in Reston, Virginia. The office buildings contain 288,365 square feet and were vacant as of September 30, 2012. Payments under the Summit I & II First Mortgage are interest-only for the first thirty months, followed by principal and interest payments with principal calculated using an amortization schedule of 30 years for the balance of the term. The Summit I & II First Mortgage note bears interest at a fixed rate of 7.5%. The Summit I & II First Mortgage matures on February 1, 2017 and may be prepaid in whole (but not in part) subject to a formula-based yield maintenance premium for the majority of the term of the loan and may be prepaid in whole (but not in part) without prepayment penalty on or after July 1, 2016.
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
On June 27, 2012, the Company, through an indirect wholly owned subsidiary, entered into a discounted payoff agreement with 4370 La Jolla Village LLC (the “Northern Trust Borrower”) for the payoff of the Northern Trust Building A-Note and the Northern Trust Building B-Note for approximately $85.8 million, less closing costs of $0.9 million, resulting in a net gain on early payoff of $14.9 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

6.	NOTES PAYABLE
As of September 30, 2012 and December 31, 2011, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of September 30, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of September 30, 2012(1)	Effective Interest Rate as of September 30, 2012 (1)	Payment Type	Maturity Date (2)
100 & 200 Campus Drive Mortgage Loan (3)	$55,000	$55,000	One-month LIBOR + 3.25%	5.1%	Interest Only	02/26/2014
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	Interest Only	04/10/2014
Portfolio Revolving Loan Facility (4)	55,000	55,000	One-month LIBOR + 3.00% (4)	5.2%	Interest Only	04/30/2014
Willow Oaks Revolving Loan (5)	13,000	13,000	(5)	4.3%	Interest Only	08/01/2013
300 N. LaSalle Building Mortgage Loan	350,000	350,000	4.25%	4.3%	Interest Only	08/01/2015
Union Bank Plaza Mortgage Loan (6)	105,000	105,000	One-month LIBOR + 1.75%	3.5%	Interest Only	09/15/2015
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Loan (7)	341,544	348,300	One-month LIBOR + 2.15%	3.7%	Interest Only	01/27/2016
One Kendall Square Borrowing (8)	45,000	45,000	One-month LIBOR + 2.50%	4.0%	Interest Only	12/01/2013
601 Tower Mortgage Loan (9)	16,320	16,320	(9)	3.5%	Interest Only	06/03/2015
CityPlace Tower Mortgage Loan	71,000	71,000	3.59%	3.6%	Interest Only	08/01/2015
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Metropolitan Center Mortgage Loan	13,000	65,000	One-month LIBOR + 2.20%	3.2%	Interest Only	01/01/2016
CIBC Portfolio Mortgage Loan (10)	76,000	76,000	One-month LIBOR + 2.75%	3.0%	Interest Only	01/01/2016
	$1,334,514	$1,393,270
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2012. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2012 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates), using interest rate indices as of September 30, 2012, where applicable. For further information regarding the Company’s derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2012; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) As of September 30, 2012, $55.0 million had been disbursed to the Company and $9.6 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(4) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. As of September 30, 2012, $55.0 million of principal was outstanding and $45.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.25%; however, there is no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years or any shorter term expiring on the maturity date. The Portfolio Revolving Loan Facility is secured by Mountain View Corporate Center, the 350 E. Plumeria Building, the Pierre Laclede Center and One Main Place.
(5) On July 26, 2010, the Company entered into a three-year $65.0 million revolving loan. As of September 30, 2012, $13.0 million had been disbursed to the Company and $52.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point during the initial term may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract.
(6) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of September 30, 2012, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
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
(9) On June 6, 2011, the Company entered into a four-year $32.6 million revolving credit loan. As of September 30, 2012, $16.3 million had been disbursed to the Company under the mortgage loan and $16.3 million remained available for future disbursements under the revolving loan facility, subject to certain conditions set forth in the loan agreement. The interest rate on the $16.3 million outstanding as of September 30, 2012 was calculated at a fixed rate of 3.54% per annum. The interest rate on the $16.3 million available for future disbursements as of September 30, 2012 would be calculated at a variable rate of 220 basis points over one-month LIBOR.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

As of September 30, 2012 and December 31, 2011, the Company’s deferred financing costs were $7.7 million and $10.2 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2012, the Company incurred $14.5 million and $43.9 million of interest expense, respectively. During the three and nine months ended September 30, 2011, the Company incurred $13.1 million and $36.5 million of interest expense, respectively. As of September 30, 2012 and December 31, 2011, $4.2 million and $4.3 million, respectively, of interest expense were payable. Included in interest expense for the three and nine months ended September 30, 2012 was $0.8 million and $2.4 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2011 was $0.6 million and $2.1 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $2.3 million and $6.9 million for the three and nine months ended September 30, 2012, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $2.1 million and $6.0 million for the three and nine months ended September 30, 2011, respectively.
The following is a schedule of maturities for all notes payable outstanding as of September 30, 2012 (in thousands):

October 1, 2012 through December 31, 2012	$—
2013	58,000
2014	203,850
2015	622,320
2016	450,344
Thereafter	—
$1,334,514
Certain of the Company’s notes payable contain financial debt covenants. As of September 30, 2012, the Company was in compliance with these debt covenants.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of September 30, 2012 and December 31, 2011. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	September 30, 2012	December 31, 2011
Interest Rate Swap	02/26/2010	02/26/2014	$10,000	One-month LIBOR/ Fixed at 2.30%	$(290)	$(370)
Interest Rate Swap	02/26/2010	02/26/2014	10,000	One-month LIBOR/ Fixed at 2.30%	(290)	(370)
Interest Rate Swap (1)	04/30/2010	04/30/2014	55,000	One-month LIBOR/ Fixed at 2.17%	(1,477)	(1,853)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(61)	(84)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(61)	(84)
Interest Rate Swap	09/15/2010	09/15/2015	105,000	One-month LIBOR/ Fixed at 1.70%	(4,158)	(3,372)
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(318)	(360)
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(318)	(360)
Interest Rate Swap	12/16/2010	01/01/2016	19,800	One-month LIBOR/ Fixed at 2.39%	(1,269)	(1,159)
Interest Rate Swap	12/20/2010	06/16/2015	69,000	One-month LIBOR/ Fixed at 1.94%	(2,974)	(2,726)
Interest Rate Swap	02/01/2011	01/01/2016	56,150	One-month LIBOR/ Fixed at 2.16%	(3,190)	(2,790)
Interest Rate Swap	02/01/2011	02/01/2015	8,400	One-month LIBOR/ Fixed at 1.75%	(284)	(270)
Interest Rate Swap	02/01/2011	02/01/2014	80,150	One-month LIBOR/ Fixed at 1.29%	(1,138)	(1,220)
Interest Rate Swap	03/08/2011	02/01/2014	85,900	One-month LIBOR/ Fixed at 1.45%	(1,407)	(1,597)
Interest Rate Swap	03/10/2011	02/01/2014	13,750	One-month LIBOR/ Fixed at 1.32%	(201)	(218)
Interest Rate Swap	12/01/2011	12/01/2015	80,000	One-month LIBOR/ Fixed at 1.04%	(1,708)	(588)
Interest Rate Swap	01/01/2012	01/01/2016	7,800	One-month LIBOR/ Fixed at 1.02%	(161)	(44)
Interest Rate Swap	02/01/2012	01/01/2016	5,200	One-month LIBOR/ Fixed at 0.77%	(66)	—
Total derivatives designated as hedging instruments			$654,150		$(19,371)	$(17,465)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized losses of $0.3 million and $1.9 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2012. The Company recorded unrealized losses of $9.1 million and $15.7 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2011, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $6.9 million and $6.0 million of interest expense related to the effective portion of cash flow hedges during the nine months ended September 30, 2012 and 2011, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the nine months ended September 30, 2012, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional unrealized losses related to derivative instruments designated as cash flow hedges. The present value of these additional unrealized losses totaled $9.2 million as of September 30, 2012 and were included in accumulated other comprehensive income (loss).

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
September 30, 2012
(unaudited)

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of September 30, 2012 and December 31, 2011, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$379,959	$347,112	$392,322	$423,069	$358,778	$428,895
Financial liabilities:
Notes payable	$1,334,514	$1,334,514	$1,341,993	$1,393,270	$1,393,270	$1,398,491
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

During the nine months ended September 30, 2012, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$(19,371)	$—	$(19,371)	$—

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reimbursement plan, and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the nine months ended September 30, 2012 and 2011, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2012 and 2011, respectively, and any related amounts payable as of September 30, 2012 and December 31, 2011 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Expensed
Asset management fees (1)	$5,556	$5,156	$16,749	$14,713	$—	$—
Reimbursement of operating expenses (2)	35	15	71	38	9	—
Acquisition fees	—	1,021	—	4,021	—	—
Disposition fees (3)	—	—	968	—	—	—
Additional Paid-in Capital
Selling commissions	—	—	—	5,748	—	—
Dealer manager fees	—	—	—	3,116	—	—
Reimbursable other offering costs	—	—	—	283	—	—
Capitalized
Origination fees	—	145	608	145	—	—
Disposition fees (3)	—	—	—	450	—	—
	$5,591	$6,337	$18,396	$28,514	$9	$—
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $21,000 for the three months ended September 30, 2011 and $41,000 and $62,000 for the nine months ended September 30, 2012 and 2011, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursed under the Advisory Agreement through September 30, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.  Disposition fees with respect to real estate loans receivable sold are included in the gain on early payoff of real estate loan receivable in the accompanying consolidated statements of operations.
On June 27, 2012, the Company, through an indirect wholly owned subsidiary, entered into a discounted payoff agreement with 4370 La Jolla Village LLC (the “Borrower”), a wholly owned subsidiary of the Irvine Company, for the payoff of the Northern Trust Notes for approximately $85.8 million, as discussed under Note 5, “Real Estate Loans Receivable — Recent Transactions — Northern Trust Building A-Note and B-Note.”  Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman and owner of the Irvine Company.  The Company’s conflicts committee, composed of all of the Company’s independent directors, approved the payoff of the Northern Trust Notes.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2012 and 2011 and total assets and total liabilities for each reportable segment as of September 30, 2012 and December 31, 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Real estate segment	$78,019	$72,966	$235,940	$209,140
Real estate-related segment	8,331	9,351	28,743	27,037
Total segment revenues	$86,350	$82,317	$264,683	$236,177

Interest Expense:
Real estate segment	$13,209	$12,364	$39,890	$34,627
Real estate-related segment	1,154	505	3,448	974
Total segment interest expense	14,363	12,869	43,338	35,601
Corporate-level	134	237	598	907
Total interest expense	$14,497	$13,106	$43,936	$36,508

NOI:
Real estate segment	$32,760	$32,408	$102,375	$92,316
Real estate-related segment	6,625	8,276	23,458	24,333
Total NOI	$39,385	$40,684	$125,833	$116,649

	As of September 30,	As of December 31,
	2012	2011
Assets:
Real estate segment	$2,464,604	$2,543,180
Real estate-related segment	350,860	362,632
Total segment assets	2,815,464	2,905,812
Real estate held for sale	—	9,642
Corporate-level (1)	34,134	70,762
Total assets	$2,849,598	$2,986,216
Liabilities:
Real estate segment	$1,300,380	$1,360,432
Real estate-related segment	121,343	121,250
Total segment liabilities	1,421,723	1,481,682
Real estate held for sale	—	6,141
Corporate-level (2)	10,879	11,260
Total liabilities	$1,432,602	$1,499,083
_____________________
(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $33.8 million and $70.4 million as of September 30, 2012 and December 31, 2011, respectively.
(2) As of September 30, 2012 and December 31, 2011, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$7,149	$8,079	$44,597	$17,160
Other interest income	(3)	(37)	(25)	(98)
Gain on early payoff of real estate loan receivable	—	—	(14,884)	—
Real estate acquisition fees to affiliates	—	1,021	—	4,021
Real estate acquisition fees and expenses	—	241	—	2,552
General and administrative expenses	1,149	715	3,547	3,194
Depreciation and amortization	30,949	30,448	94,411	88,950
Corporate-level interest expense	134	237	598	907
Total (income) loss from discontinued operations	7	(20)	(2,411)	(37)
NOI	$39,385	$40,684	$125,833	$116,649

11.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, acquisition or origination, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event the Advisor is unable to provide the respective services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2012.
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
September 30, 2012
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 15, 2012, the Company paid distributions of $10.2 million, which related to distributions declared for each day in the period from September 1, 2012 through September 30, 2012.
Distributions Declared
On November 7, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2012 through December 31, 2012, which the Company expects to pay in January 2013, and distributions based on daily record dates for the period from January 1, 2013 through January 31, 2013, which the Company expects to pay in February 2013. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in the Company’s now terminated primary initial public offering or a 6.4% annualized rate based on the Company’s December 19, 2011 estimated value per share of $10.11.

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

•
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination or acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•
We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to our stockholders.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, all filed with the Securities and Exchange Commission (the “SEC”).
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
We own a diverse portfolio of real estate and real estate-related investments. As of September 30, 2012, we owned 26 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of September 30, 2012, we had sold 19,238,280 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $184.4 million. Also as of September 30, 2012, we had redeemed 12,096,196 shares sold in our offering for $119.0 million.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall economic health of consumers, businesses, and governments. Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, Standard and Poor’s (“S&P”) downgraded the credit rating of the United States to AA+ from AAA. Moody’s and S&P have downgraded the credit ratings of a number of European governments including those of France, Italy, Spain, Portugal and Greece and have placed the UK and Germany on negative watch. These events have led to increased volatility in the capital markets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In this economic environment the role of the government-controlled central banks in the global capital markets has increased significantly. In the fall of 2008 and through 2012, the U.S. government initiated a number of financial programs designed to provide financial institutions and the auto industry with the capital needed to survive the economic crisis. These programs included the Troubled Asset Relief Program, the Legacy Securities Public Private Investment Program, several rounds of what is known as “quantitative easing” and the maturity extension program known as “Operation Twist.” Together these programs have provided unprecedented levels of capital to the financial markets and have pushed interest rates and the cost of debt to historical lows.
Currently the health of the global capital markets remains a concern. The U.S. banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are adequately capitalized. The credit downgrade of the United States has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The U.S. Federal Reserve has taken a number of actions to ensure that banks have adequate access to the capital markets, but the continued slump in the values of the single family home market remains a material concern.
In Europe, the unresolved sovereign debt crisis remains a concern. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global banking system is a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis some nations have experienced a significant increase in the cost of capital. In some cases the increase in the cost of debt has pushed nations to the brink of default on their debt obligations.
From 2008 through 2011, the financial crisis and global economic downturn caused transaction volumes in the U.S. commercial real estate market to experience a sharp decline. While high-quality assets in primary (top-tier) markets experienced some transaction volume, most markets remained illiquid, with little or no buying or selling. Uncertainty in areas such as the cost of capital and the ability to hedge asset risks produced enough friction to bring transaction volumes down. In 2012, however, the economic stimulus provided by the Federal Reserve programs and an increased demand for U.S.-based assets began to fuel the U.S. commercial real estate market. Transaction volumes have rebounded and the re-emergence of the CMBS market and the availability of debt capital have spurred on the growing recovery.
Despite the positive developments referenced above, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2012, but market volatility has increased caution among lenders. The availability of residential mortgage financing is still constrained and remains a drag on the economic recovery.
Despite improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
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
As of September 30, 2012, we had fixed rate real estate loans receivable with an aggregate outstanding principal balance of $292.5 million and an aggregate carrying value (including origination and closing costs) of $259.0 million that mature between 2014 and 2018 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $88.1 million that matures in 2013.
Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows from our real estate properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of September 30, 2012, we had debt obligations in the aggregate principal amount of $1.3 billion, all of which have an initial maturity between 2013 and 2016. We have a total of $531.2 million of fixed rate notes payable and $803.3 million of variable rate notes payable. The interest rates on $654.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of September 30, 2012, we had a total of $13.0 million of debt obligations scheduled to mature within 12 months of that date.
Liquidity and Capital Resources
Our principal demand for funds during the short- and long-term is and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock pursuant to our share redemption program; the acquisition or origination of some additional investments; and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from our now terminated primary offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings;

•	Proceeds from the sale of real estate and the repayment of real estate-related investments; and

•	Cash flow generated by our real estate operations and real estate-related investments.
We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. To date, we have invested substantially all of the net proceeds from our initial public offering but could potentially make some additional investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from debt financing, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate properties and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of September 30, 2012, we had an aggregate of $113.3 million available for future disbursements under three credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2012, our real estate portfolio was 94% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investments are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of September 30, 2012, the borrowers under our real estate loans receivable were current on their debt service payments to us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the nine months ended September 30, 2012, our cash needs for acquisitions or originations, capital expenditures and the payment of debt obligations were met with the proceeds from debt financing, proceeds from asset sales and the repayment of our real estate loans receivable and proceeds from our initial public offering, including our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the nine months ended September 30, 2012 using a combination of cumulative cash flows from operations and debt financing. We believe that our cash on hand, proceeds from our dividend reinvestment plan, cash flow from operations, availability under our credit facilities, proceeds from asset sales and the repayment of our real estate loans receivable and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows from Operating Activities
As of September 30, 2012, we owned 26 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio consisting of four industrial properties and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable. During the nine months ended September 30, 2012, net cash provided by operating activities was $98.6 million, compared to $87.6 million during the nine months ended September 30, 2011. Net cash from operations increased in 2012 primarily as a result of acquisitions of real estate and real estate-related investments in 2011 and 2012.
Cash Flows from Investing Activities
Net cash provided by investing activities was $28.2 million for the nine months ended September 30, 2012, and primarily consisted of the following:

•	$84.9 million of proceeds from the payoff of a real estate loan receivable;

•	$54.4 million used for the origination of one real estate loan receivable, net of closing costs and origination fees;

•	$12.2 million of proceeds, net of closing costs, from the sale of one real estate asset; and

•	$15.5 million used for improvements to real estate.
Cash Flows from Financing Activities
During the nine months ended September 30, 2012, net cash used in financing activities was $171.2 million and consisted primarily of the following:

•	$58.8 million of cash used for principal payments on notes payable;

•	$70.1 million of cash used for redemptions of common stock; and

•	$43.1 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $50.1 million.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We pay our advisor fees in connection with the acquisition and origination, management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. We will also continue to reimburse our advisor and our dealer manager for certain offering costs related to our dividend reinvestment plan and for certain stockholder services.
As of September 30, 2012, we had $51.1 million of cash and cash equivalents and up to $113.3 million available for future disbursements under our credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilize secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2012, our borrowings and other liabilities were approximately 46% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2012 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$1,334,514	$—	$261,850	$1,072,664	$—
Interest payments on outstanding debt obligations (2)	142,100	13,529	96,328	32,243	—
Outstanding funding obligations under real estate loan receivable	6,412	(3)	(3)	(3)	(3)
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of September 30, 2012 (consisting of the contractual interest rate and the effect of interest rate floors and swaps). We incurred interest expense of $46.3 million, excluding amortization of deferred financing costs totaling $2.4 million, during the nine months ended September 30, 2012.
(3) As of September 30, 2012, $52.3 million had been disbursed under the Summit I & II First Mortgage Loan and another $6.5 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount is available for funding until July 2013, subject to certain conditions set forth in the loan agreement. The Summit I & II First Mortgage matures on February 1, 2017.
Results of Operations
Overview
As of September 30, 2011, we owned 19 office properties, one office/flex property, a portfolio of four industrial properties, two individual industrial properties, a leasehold interest in one industrial property and seven real estate loans receivable. As of September 30, 2012, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, one individual industrial property, a leasehold interest in one industrial property and seven real estate loans receivable. The results of operations presented for the three and nine months ended September 30, 2012 and 2011 are not directly comparable because we were still investing the proceeds from our initial public offering in 2011.
Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011
The following table provides summary information about our results of operations for the three months ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2012	2011
Rental income	$62,406	$56,876	$5,530	10%	$5,514	$16
Tenant reimbursements	12,971	11,992	979	8%	674	305
Interest income from real estate loans receivable	8,331	9,351	(1,020)	(11)%	1,003	(2,023)
Other operating income	2,642	4,098	(1,456)	(36)%	58	(1,514)
Operating, maintenance, and management costs	16,639	15,408	1,231	8%	1,277	(46)
Real estate taxes, property-related taxes, and insurance	10,407	8,221	2,186	27%	439	1,747
Asset management fees to affiliate	5,556	5,135	421	8%	504	(83)
Real estate acquisition fees to affiliates	—	1,021	(1,021)	(100)%	(1,021)	—
Real estate acquisition fees and expenses	—	241	(241)	(100)%	(241)	—
General and administrative expenses	1,149	715	434	61%	n/a	n/a
Depreciation and amortization	30,949	30,448	501	2%	2,389	(1,888)
Interest expense	14,497	13,106	1,391	11%	802	589
Income (loss) from discontinued operations	(2)	20	(22)	(110)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 related to real estate and real estate-related investments acquired or originated on or after July 1, 2011.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 with respect to real estate and real estate-related investments owned by us during the entire periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements increased from $68.9 million for the three months ended September 30, 2011 to $75.4 million for the three months ended September 30, 2012, primarily as a result of acquisitions of real estate during 2011. Additionally, rental income and tenant reimbursements from properties held throughout both periods increased by $0.3 million, primarily due to higher recovery of operating expenses during 2012. We expect rental income and tenant reimbursements to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $9.4 million for the three months ended September 30, 2011 to $8.3 million for the three months ended September 30, 2012, primarily as a result of the early pay-off of the Northern Trust Notes on June 27, 2012, partially offset by an increase in interest income relating to a real estate loan receivable originated in 2012. Interest income included $1.1 million and $1.8 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended September 30, 2012 and 2011, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR, to the extent we have variable rate loans receivable, the impact of the early payoff of the Northern Trust Notes and the potential impact of future principal repayments.
Other operating income decreased from $4.1 million for the three months ended September 30, 2011 to $2.6 million for the three months ended September 30, 2012 primarily due to $1.2 million of income related to the repayment of previously written off advances for tenant improvements during the three months ended September 30, 2011.
Operating, maintenance and management costs increased from $15.4 million for the three months ended September 30, 2011 to $16.6 million for the three months ended September 30, 2012, primarily as a result of the growth in our real estate portfolio. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation.
Real estate taxes, property-related taxes and insurance increased from $8.2 million for the three months ended September 30, 2011 to $10.4 million for the three months ended September 30, 2012. This increase consisted primarily of $0.4 million resulting from the growth in our real estate portfolio and a $1.5 million increase in real estate taxes related to an adjustment in the property tax estimate for a property. We expect real estate taxes, property-related taxes and insurance to generally increase in future periods as a result of inflation but these expenses may fluctuate up or down over time.
Asset management fees with respect to our real estate and real estate-related investments increased from $5.1 million for the three months ended September 30, 2011 to $5.6 million for the three months ended September 30, 2012, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of September 30, 2012 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $1.3 million for the three months ended September 30, 2011. We did not incur any real estate acquisition fees and expenses during the three months ended September 30, 2012. We do not expect to incur significant amounts of real estate acquisition fees and costs in the future as we have invested substantially all of the proceeds from our now terminated public offering.
Depreciation and amortization increased from $30.4 million for the three months ended September 30, 2011 to $30.9 million for the three months ended September 30, 2012. The overall increase in depreciation and amortization was due to an increase of $2.4 million related to the growth in our real estate portfolio, partially offset by a decrease of $1.9 million from properties held throughout both periods. Depreciation and amortization related to properties held throughout both periods decreased due to a decrease in amortization of tenant origination costs related to lease expirations subsequent to September 30, 2011. We expect depreciation and amortization to decrease in future periods as a result of a decrease in the amortization related to fully amortized tenant origination costs.
Interest expense increased from $13.1 million for the three months ended September 30, 2011 to $14.5 million for the three months ended September 30, 2012. Included in interest expense is the amortization of deferred financing costs of $0.6 million and $0.8 million for the three months ended September 30, 2011 and September 30, 2012, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to September 30, 2011 and an increase in the average loan balance on our properties held throughout both periods. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR (for our variable debt) and on our level of future borrowings, which will depend on the availability and cost of debt financing and draws on our credit facilities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2011
The following table provides summary information about our results of operations for the nine months ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2012	2011
Rental income	$186,904	$164,212	$22,692	14%	$23,529	$(837)
Tenant reimbursements	41,250	35,600	5,650	16%	4,172	1,478
Interest income from real estate loans receivable	28,743	27,037	1,706	6%	3,189	(1,483)
Other operating income	7,786	9,328	(1,542)	(17)%	370	(1,912)
Operating, maintenance, and management costs	47,266	43,979	3,287	7%	4,974	(1,687)
Real estate taxes, property-related taxes, and insurance	31,538	25,297	6,241	25%	3,182	3,059
Asset management fees to affiliate	16,708	14,651	2,057	14%	2,131	(74)
Real estate acquisition fees to affiliates	—	4,021	(4,021)	(100)%	(4,021)	—
Real estate acquisition fees and expenses	—	2,552	(2,552)	(100)%	(2,552)	—
General and administrative expenses	3,547	3,194	353	11%	n/a	n/a
Depreciation and amortization	94,411	88,950	5,461	6%	10,220	(4,759)
Interest expense	43,936	36,508	7,428	20%	6,512	916
Other interest income	25	98	(73)	(74)%	n/a	n/a
Gain on early payoff of real estate loan receivable	14,884	—	14,884	100%	n/a	n/a
Gain on sale of real estate, net	2,470	—	2,470	100%	n/a	n/a
Income (loss) from discontinued operations	(59)	37	(96)	(259)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 related to real estate and real estate-related investments acquired or originated on or after January 1, 2011.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $199.8 million for the nine months ended September 30, 2011 to $228.2 million for the nine months ended September 30, 2012. This increase consisted primarily of a $27.7 million increase resulting from the growth in our real estate portfolio, a $2.0 million increase in property tax recoveries and a $0.8 million increase in monthly operating recoveries, partially offset by an $1.6 million decrease in rental income primarily due to a decrease in amortization of above-market lease assets related to lease expirations subsequent to September 30, 2011. We expect rental income and tenant reimbursements to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $27.0 million for the nine months ended September 30, 2011 to $28.7 million for the nine months ended September 30, 2012, primarily as a result of the origination of one additional real estate loan receivable subsequent to September 30, 2011, partially offset by a decrease in interest income due to the early pay-off of the Northern Trust Notes. Interest income included $4.9 million and $5.1 million in accretion of purchase price discounts, net of amortization of closing costs, for the nine months ended September 30, 2012 and 2011, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR, to the extent we have variable rate loans receivable, the impact of the early payoff of the Northern Trust Notes and the potential impact of future principal repayments.
Other operating income decreased from $9.3 million for the nine months ended September 30, 2011 to $7.8 million for the nine months ended September 30, 2012 primarily due to $1.2 million of income related to the repayment of previously written off advances for tenant improvements during the nine months ended September 30, 2011.
Operating, maintenance and management costs increased from $44.0 million for the nine months ended September 30, 2011 to $47.3 million for the nine months ended September 30, 2012. This increase consisted primarily of $5.0 million resulting from the growth in our real estate portfolio, partially offset by a $1.7 million decrease in operating, maintenance and management costs from properties held throughout both periods primarily due to an unseasonably warm winter and lower landscaping costs. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes, property-related taxes and insurance increased from $25.3 million for the nine months ended September 30, 2011 to $31.5 million for the nine months ended September 30, 2012. This increase consisted primarily of a $3.2 million increase resulting from the growth in our real estate portfolio and a $2.7 million increase in real estate taxes related to an adjustment in the property tax estimate for a property. We expect real estate taxes, property-related taxes and insurance to generally increase in future periods as a result of inflation, but these expenses may fluctuate up or down over time.
Asset management fees with respect to our real estate and real estate-related investments increased from $14.7 million for the nine months ended September 30, 2011 to $16.7 million for the nine months ended September 30, 2012, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of September 30, 2012 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $6.6 million for the nine months ended September 30, 2011. We did not incur any real estate acquisition fees and expenses during the nine months ended September 30, 2012. We do not expect to incur significant amounts of real estate acquisition fees and costs in the future as we have invested substantially all of the proceeds from our now terminated public offering.
Depreciation and amortization increased from $89.0 million for the nine months ended September 30, 2011 to $94.4 million for the nine months ended September 30, 2012. The overall increase in depreciation and amortization was due to an increase of $10.2 million related to the growth in our real estate portfolio, partially offset by a decrease of $4.8 million from properties held throughout both periods. Depreciation and amortization related to properties held throughout both periods decreased due to a decrease in amortization of tenant origination costs related to lease expirations subsequent to September 30, 2011. We expect depreciation and amortization to decrease in future periods as a result of decrease in amortization related to fully amortized tenant origination costs.
Interest expense increased from $36.5 million for the nine months ended September 30, 2011 to $43.9 million for the nine months ended September 30, 2012. Included in interest expense is the amortization of deferred financing costs of $2.1 million and $2.4 million for the nine months ended September 30, 2011 and September 30, 2012, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to September 30, 2011 and an increase in the average loan balance on our properties held throughout both periods. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR (for our variable debt) and on our level of future borrowings, which will depend on the availability and cost of debt financing and draws on our credit facilities.
We recognized a gain on the early payoff of a real estate loan receivable of $14.9 million related to the discounted payoff agreement for the Northern Trust Notes, which we acquired at a discount. We recognized a gain on sale of real estate of $2.5 million related to the disposition of an industrial property during the nine months ended September 30, 2012. We did not dispose of any real estate or real estate-related investments during the nine months ended September 30, 2011.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$7,149	$8,079	$44,597	$17,160
Depreciation of real estate assets	13,335	11,662	40,038	32,928
Depreciation of real estate assets - discontinued operations	—	39	78	117
Amortization of lease-related costs	17,614	18,786	54,373	56,022
Amortization of lease-related costs - discontinued operations	—	67	134	201
Gain on early payoff of real estate loan receivable	—	—	(14,884)	—
Gain (loss) on sale of real estate, net	5	—	(2,470)	—
FFO	38,103	38,633	121,866	106,428
Straight-line rent and amortization of above- and below-market leases	(4,176)	(4,988)	(11,631)	(16,591)
Amortization of discounts and closing costs	(1,117)	(1,771)	(4,913)	(5,081)
Adjustment to valuation of contingent purchase consideration	(45)	(474)	(87)	(339)
Real estate acquisition fees and expenses to affiliates	—	1,021	—	4,021
Real estate acquisition fees and expenses	—	241	—	2,552
MFFO	$32,765	$32,662	$105,235	$90,990
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$30,761	$0.160	$14,037	$16,746	$30,783	$29,556
Second Quarter 2012	30,916	0.162	14,552	16,813	31,365	38,021
Third Quarter 2012	31,119	0.164	14,535	16,567	31,102	31,000
	$92,796	$0.486	$43,124	$50,126	$93,250	$98,577
_____________________
(1) Distributions for the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through September 30, 2012 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. We have historically paid distributions for all record dates of a given month approximately 15 days following month end. However, commencing with distributions for November 2012 record dates (which are payable in December 2012), distributions will be paid on or about the first business day of the following month.
For the nine months ended September 30, 2012, we paid aggregate distributions of $93.2 million, including $43.1 million of distributions paid in cash and $50.1 million of distributions reinvested through our dividend reinvestment plan. FFO and cash flows from operations for the nine months ended September 30, 2012 were $121.9 million and $98.6 million, respectively. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with current period cash flows from operations and debt financing for any distributions paid in excess of cash flows from operations. For purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that substantially all of our distributions will continue to be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we have made in mortgage and other real estate-related loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook - Real Estate and Real Estate Finance Markets” and “Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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
Distributions Paid
On October 15, 2012, we paid distributions of $10.2 million, which related to distributions declared for each day in the period from September 1, 2012 through September 30, 2012.
Distributions Declared
On November 7, 2012, our board of directors declared distributions based on daily record dates for the period from December 1, 2012 through December 31, 2012, which we expect to pay in January 2013, and distributions based on daily record dates for the period from January 1, 2013 through January 31, 2013, which we expect to pay in February 2013. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2012, the fair value and carrying value of our fixed rate real estate loans receivable were $304.6 million and $259.0 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2012, the fair value of our fixed rate debt was $547.6 million and the carrying value of our fixed rate debt was $531.2 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $149.1 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $654.2 million of our variable rate debt. Based on interest rates as of September 30, 2012, if interest rates were 100 basis points higher during the 12 months ending September 30, 2013, interest expense on our variable rate debt would increase by $1.0 million. As of September 30, 2012, one-month LIBOR was 0.21425% and if this index was reduced to 0% during the 12 months ending September 30, 2013, interest expense on our variable rate debt would decrease by $60,000. As of September 30, 2012, we were exposed to market risks related to fluctuations in interest rates on our variable rate loan receivable outstanding with an outstanding principal balance of $87.5 million. An increase or decrease of 100 basis points in interest rates would have no impact on our future earnings and cash flows due to an interest rate floor on our variable rate loan receivable.
The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loan receivable as of September 30, 2012 were 8.9% and 7.0%, respectively. The weighted-average annual effective interest rate represents the effective interest rate as of September 30, 2012, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2012 were 4.4% and 3.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2012 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of September 30, 2012, where applicable.

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
The following risk factor supplements these previously disclosed risks.
Our advisor and its affiliates face conflicts of interest relating to the acquisition and origination of assets due to their relationship with other KBS-sponsored programs and institutional investors, and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We may make some additional investments in the future and we rely on our sponsors and other key real estate professionals at our advisor, including Peter M. Bren, Keith Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate and debt finance professionals, as will future public KBS-sponsored programs. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As such, we and the KBS-sponsored programs that are currently raising funds for investment and future programs all rely on many of the same group of real estate and debt finance professionals. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. As described below, we have adopted three amendments to the share redemption program in 2012. For a description of the share redemption program prior to the amendments on May 16, 2012, June 28, 2012 and October 17, 2012, see our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

On May 16, 2012, our board of directors approved a third amended and restated share redemption program, which became effective on June 17, 2012 (the “Third Amended and Restated Share Redemption Program”), and which applied to the June 29, 2012 Redemption Date (as defined).

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Pursuant to the Third Amended and Restated Share Redemption Program (and unless subsequently amended as described below), there are several limitations on our ability to redeem shares under the program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program), we may not redeem shares unless the stockholder has held the shares for one year, provided that if we are redeeming all of a stockholder’s shares, then there is no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.

•
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that we may not redeem more than $3.0 million of shares in the aggregate each month, excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence.

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
During calendar year 2012, we may redeem only the number of shares that we could purchase with (i) the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year plus (ii) an additional $15.0 million. In addition, beginning with the July 31, 2012 Redemption Date (as defined), and for the remainder of calendar year 2012, once the amounts available for all redemptions provided for in the preceding sentence are exhausted, an additional $5.0 million shall be available to fund redemptions sought in connection with a stockholder’s death, qualifying disability or determination of incompetence. Notwithstanding the above, we may not redeem more than $3.0 million of shares in the aggregate each month; provided that (i) this $3.0 million monthly limitation did not apply to any redemptions of shares eligible for the July 31, 2012 Redemption Date and (ii) this $3.0 million monthly limitation shall exclude shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence.
The terms of the Fourth Amended and Restated Share Redemption Program apply to all redemptions processed on or after the July 31, 2012 Redemption Date, unless subsequently amended.
On October 17, 2012, our board of directors approved a fifth amended and restated share redemption program, which will be effective November 17, 2012 (the “Fifth Amended and Restated Share Redemption Program”). The Fifth Amended and Restated Share Redemption Program removes the $3.0 million monthly limitation for ordinary redemptions for shares eligible for the November 2012 and December 2012 Redemption Dates (as defined). Ordinary redemptions are all redemptions other than those sought in connection with a stockholder’s death, qualifying disability or determination of incompetence.
The terms of the Fifth Amended and Restated Share Redemption Program will apply to redemptions processed on the November 30, 2012 and December 31, 2012 Redemption Dates. To be eligible for the November 30, 2012 Redemption Date, the redemption request must be received, in good order by November 23, 2012. To be eligible for the December 31, 2012 Redemption Date, the redemption request must be received, in good order by December 21, 2012.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Pursuant to the Third, Fourth and Fifth Amended and Restated Share Redemption Programs, redemptions made in connection with a stockholder’s death, qualifying disability or determination of incompetence will be made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable Redemption Date, and the price at which we will redeem all other shares eligible for redemption is as follows:

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
On December 19, 2011, our board of directors approved an estimated value per share of our common stock of $10.11 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2011. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Annual Report on Form 10-K at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to announce an updated estimated value per share of our common stock the week of December 17, 2012. At such time as we announce an updated estimated value per share, the redemption price for shares eligible for redemption will be based upon the updated estimated value per share, upon the terms set forth above. The change in the redemption price would be effective for the December 31, 2012 Redemption Date. For a stockholder’s shares to be eligible for redemption in a given month or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us at least five business days before the Redemption Date, or by December 21, 2012.
Our board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8‑K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of September 30, 2012, we had fulfilled all redemption requests received in good order and eligible for redemption, except for 106,654 shares due to the limitations for the September 2012 Redemption Date (discussed above), of which 102,446 of these shares were redeemed on the October 2012 Redemption Date. We funded redemptions during the nine months ended September 30, 2012 with proceeds from our dividend reinvestment plan, debt financing, asset sales and excess cash flows from operations. During the nine months ended September 30, 2012, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	625,238	$10.11	(3)
February 2012	703,248	$10.11	(3)
March 2012	761,232	$10.11	(3)
April 2012	1,097,571	$10.11	(3)
May 2012	1,866,845	$10.11	(3)
June 2012	452,421	$9.83	(3)
July 2012	606,854	$9.77	(3)
August 2012	353,188	$9.90	(3)
September 2012	518,406	$9.96	(3)
Total	6,985,003
_____________________
(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009), on March 11, 2011 (which amendment became effective on April 10, 2011), on May 18, 2012 (which amendment became effective on June 17, 2012), on June 29, 2012 (which amendment became effective on July 29, 2012) and on October 18, 2012 (which amendment will become effective on November 17, 2012).
(2) For Redemption Dates from January 2012 through May 2012, the redemption price for all stockholders whose shares were eligible for redemption was $10.11 per share. Beginning with the June 2012 Redemption Date, the redemption price was as described above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the nine months ended September 30, 2012, we redeemed $70.1 million of shares, which represented all redemption requests received in good order and eligible for redemption through the September 2012 Redemption Date, except for 106,654 shares due to the limitations for the September 2012 Redemption Date (discussed above), of which 102,446 of these shares were redeemed on the October 2012 Redemption Date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, increased by the additional redemption amounts approved for 2012 as described above and decreased by redemptions through the September 2012 Redemption Date, we have $12.7 million available for all eligible redemptions during the remainder of 2012, plus once this amount is exhausted, an additional $5.0 million shall be available to fund redemptions sought in connection with a stockholder’s death, qualifying disability or determination of incompetence.
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

4.2	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 21, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 29, 2012

99.2	Fifth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 18, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	November 8, 2012	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 8, 2012	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)