Form 10-K
period 2012-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2013-03-08
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 19, 2011, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.11 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2011. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 19, 2011, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011. On December 18, 2012, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.29 per share derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2012. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 18, 2012, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
There were approximately 189,573,996 shares of common stock held by non‑affiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 4, 2013, there were 191,789,113 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders

FORWARD‑LOOKING STATEMENTS
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

•
We have used and from time to time expect to continue to use proceeds from financings, if necessary, to fund a portion of our distributions during our operational stage. We may also fund such distributions from the net proceeds from the sale of real estate and from the receipt of principal payments on our real estate-related investments.

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

•
Certain of our debt obligations have variable interest rates and related payments that vary with the movement of LIBOR or other indexes. Increases in these indexes could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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
Overview
KBS Real Estate Investment Trust II, Inc. (the “Company”) was formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and it intends to operate in such a manner. The Company has invested in a diverse portfolio of real estate and real estate‑related investments. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership II, a Delaware limited partnership (the “Operating Partnership”), and their subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate and real estate‑related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
On September 27, 2007, we filed a registration statement on Form S‑11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of December 31, 2012, we had sold 20,939,692 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $200.7 million. Also as of December 31, 2012, we had redeemed 13,367,157 of the shares sold in our offering for $131.7 million.
As of December 31, 2012, we owned 26 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable.
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

The following chart illustrates the diversification of our investment portfolio as of December 31, 2012, across investment types based on the gross acquisition or origination price of the investments (including acquisition and origination costs and fees):

Investment Types
Real estate-related investments 13%
Real estate properties 87%

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

As of December 31, 2012, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, one individual industrial property and a leasehold interest in one industrial property encompassing 11.1 million rentable square feet. The following charts illustrate our geographic diversification based on total leased square feet and total annualized base rent as of December 31, 2012:

# Leased Square Feet

NJ
14%
IL
12%
PA
16%
CA
12%
MN
2%
OR
3%
FL
4%
AZ
4%
MO
5%
VA
5%
CO
6%
KY
7%
TX
10%

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2012, our real estate portfolio was 94% occupied. Also as of December 31, 2012, our largest tenant, Kirkland & Ellis, represented 10.4% of our total annualized base rent. We had no other tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 36.9% of our total annualized base rent as of December 31, 2012. The chart below illustrates the diversity of tenant industries in our portfolio based on total annualized base rent as of December 31, 2012:

## Annualized Base Rent

Finance
20%
Legal Services
21%
Other*, 10%
Other
Professional Services,
8%
Retail Trade, 3%
Real Estate, 3%
Insurance, 4%
Computer Sys. Design &
Programming, 8%
Health &
Social Services, 5%
Manufacturing
5%
Mining, Oil, & Gas, 7%
Educational Services,
6%

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 3% of total.
As of December 31, 2012, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	57	$50,976	20.8%
Finance	87	49,785	20.3%
		$100,761	41.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight‑line any contractual rent increases or decreases (including free rent), from the lease’s inception through the balance of the lease term.
The total cost of our real estate portfolio as of December 31, 2012 was $2.6 billion. Our real estate portfolio accounted for 89%, 89% and 82% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

Real Estate‑Related Investments
As of December 31, 2012, we owned six mortgage loans and a participating interest with respect to another mortgage loan. We generally intend to hold our real estate‑related investments until maturity. However, economic and market conditions may influence the length of time that we hold these investments.
The total cost and book value of our real estate‑related investments as of December 31, 2012 were $334.2 million and $348.8 million, respectively. Our real estate‑related investments accounted for 11%, 11% and 18% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had invested in fixed and variable rate loans receivable with book values of $260.8 million and $88.0 million, respectively, and the weighted‑average annualized effective interest rates on the fixed and variable rate loans receivable were 10.5% and 7.0%, respectively.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2012, the weighted‑average interest rate on our debt was 4.0%.
We borrow funds at both fixed and variable rates; as of December 31, 2012, we had $531.2 million and $803.3 million of fixed and variable rate debt outstanding, respectively. Of the variable rate debt outstanding, approximately $654.2 million was effectively fixed through the use of interest rate swap agreements. The weighted‑average interest rates of our fixed rate debt and variable rate debt as of December 31, 2012 were 4.4% and 3.8%, respectively. The weighted‑average interest rate represents the actual interest rate in effect as of December 31, 2012 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2012, where applicable.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the contractual and fully extended maturities of our debt as of December 31, 2012 (in thousands):

	Current Maturity	Extended Maturity
2013	$58,000	$—
2014	203,850	93,850
2015	622,320	518,000
2016	450,344	332,000
2017	—	49,120
Thereafter	—	341,544
	$1,334,514	$1,334,514
Our charter limits our borrowings and other liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed our charter limitation on borrowings during any quarter of 2012. As of December 31, 2012, our borrowings and other liabilities were approximately 46% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall health of consumers, businesses, and governments.
Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, Standard and Poor’s (“S&P”) downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to resolve their fiscal obligations. At the end of 2012 the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs, commonly referred to as “sequestration,” until March of 2013. European governments have had no success in resolving their own political and fiscal issues. These events continue to build in importance as government and political leaders have been unable to establish plans to correct the economic imbalances that are increasingly dominating and driving global economic performance. Uncertainty and volatility have crept back into the capital markets.
The role of the government-controlled central banks in the global capital markets continues to expand. Beginning in the fall of 2008, the U.S. government initiated a number of financial programs designed to provide financial institutions and the auto industry with the capital needed to survive the economic crisis. These programs included the Troubled Asset Relief Program (“TARP”), the Legacy Securities Public-Private Investment Program (“PPIP”), several rounds of what is known as “quantitative easing” (“QE: I, II and III”), and the maturity extension program known as “Operation Twist”. Combined, these programs have provided unprecedented levels of capital to the financial markets and have pushed interest rates and the cost of debt to historical lows. Now, as the markets for hard assets have improved, concerns have shifted from deflation to inflation. Many economists have pointed to the very real possibility of new asset bubbles developing as an area of concern.
In the U.S., the banking industry has been experiencing improved earnings. This is a positive, but the relatively low growth economic environment and the slow recovery in the residential mortgage segment of the industry, has caused investors to question whether financial institutions are adequately capitalized. The credit downgrade of the United States and the continued political infighting between the branches of government have increased these concerns. The U.S. Federal Reserve has taken a number of actions to ensure that banks have adequate access to the capital markets, but the slow recovery in the values of single family homes remains a material concern.
In Europe, the unresolved sovereign debt crisis continues. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global banking system is a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis some nations have experienced a significant increase in the cost of capital. In some cases the increase in the cost of debt has pushed nations to the brink of default.
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
In 2012, however, the economic stimulus provided by the Federal Reserve programs and an increased demand for U.S.- based assets began to fuel the U.S. commercial real estate market recovery. Transaction volumes have rebounded and the re-emergence of the CMBS market and the availability of debt capital have spurred on the recovery. Commercial real estate transaction volumes have improved, as the U.S. has become a safe haven for global capital.
While these signs of improvement for commercial real estate are heartening, outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally-based growth industries such as technology, energy and health care. Lending activity increased in 2012, but not evenly. Certain markets in the commercial real estate sector are still having problems attracting capital, while others are experiencing increased development and construction.

Residential real estate markets have also been experiencing an uneven recovery. The market for residential mortgages saw significant gains in 2012, but problem loans on bank balance sheets still remain a material challenge for U.S. banks. The slow and steady recovery in the single family home market continues to progress. The Federal Reserve’s low interest rate policy has pushed capital into the residential mortgage markets and has helped consumer balance sheets by establishing some stability in home valuations.
The global capital markets have begun to improve, but uncertainties still exist and it is unlikely that transaction volumes will return to pre-2007 levels. Central bank interventions in the banking system and the persistence of a highly expansionary monetary policy by a number of government entities have introduced additional complexity and uncertainty to the markets. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
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
As of December 31, 2012, we had fixed rate real estate loans receivable with an aggregate outstanding principal balance of $293.0 million and an aggregate carrying value (including origination and closing costs) of $260.8 million that mature between 2014 and 2018 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $88.0 million that matures in 2013.
Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows from our real estate properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or we may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of December 31, 2012, we had debt obligations in the aggregate principal amount of $1.3 billion, all of which have an initial maturity between 2013 and 2016. We have a total of $531.2 million of fixed rate notes payable and $803.3 million of variable rate notes payable. The interest rates on $654.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of December 31, 2012, we had a total of $58.0 million of debt obligations scheduled to mature within 12 months.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation and purchase or origination of real estate and real estate-related investments, the management of the daily operations of our real estate and real estate‑related investment portfolio; the disposition of real estate and real estate‑related investments; and other general and administrative responsibilities. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.
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
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 620 Newport Center Drive, Suite 1300, Newport Beach, CA 92660. Our telephone number, general facsimile number and website address are (949) 417‑6500, (949) 417‑6520 and http://www.kbsreitii.com, respectively.
Available Information
Access to copies of our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.kbsreitii.com, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
While there have been signs of improvement for commercial real estate, outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally-based growth industries such as technology, energy and health care. Lending activity increased in 2012, but not evenly. Certain markets in the commercial real estate sector are still having problems attracting capital, while others are experiencing increased development and construction.
Residential real estate markets have been experiencing an uneven recovery. The market for residential mortgages saw significant gains in 2012, but problem loans on bank balance sheets still remain a material challenge for U.S. banks. The slow and steady recovery in the single family home market continues to progress. The Federal Reserve’s low interest rate policy has pushed capital into the residential mortgage markets and has helped consumer balance sheets by establishing some stability in home valuations.
The global capital markets have begun to improve, but uncertainties still exist and it is unlikely that transaction volumes will return to pre-2007 levels. Central bank interventions in the banking system and the persistence of a highly expansionary monetary policy by a number of government entities have introduced additional complexity and uncertainty to the markets. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Looking forward, it is uncertain whether mortgage delinquencies have peaked.  Liquidity in the global credit market has been affected by market disruptions, and lending activity has only recently increased.  We have relied on debt financing to finance our properties and real estate-related assets.  As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms or at all.  If we are not able to refinance existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets.

Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments.  Lending activity has only recently increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Any disruptions to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values.  Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

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
We have a limited operating history. We were incorporated in the State of Maryland on July 12, 2007 and broke escrow in our initial public offering in June 2008. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor, including KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) .
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
We depend on our advisor to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us, KBS REIT I, KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and any future KBS‑sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source.  If we fund distributions from financings, proceeds from our dividend reinvestment plan offering or future offerings or sources other than our cash flow from operations,  the overall return to our stockholders may be reduced.  To date, we have funded total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with operating cash flows and debt financing.  We expect to utilize third party borrowings in the future, if necessary, to help fund distributions.  We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments.  If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flows from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flows from operations in future periods.  In addition, to the extent distributions exceed cash flows from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.
For the year ended December 31, 2012, we paid aggregate distributions of $124.1 million, including $57.6 million of distributions paid in cash and $66.5 million of distributions reinvested through our dividend reinvestment plan. Funds from operations and cash flows from operations during the year ended December 31, 2012 were $156.2 million and $128.7 million, respectively.  The funds from operations to distributions paid ratio was 126%, and the cash flows from operations to distributions paid ratio was 104%. For a reconciliation of funds from operations to net income, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”
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
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in KBS Capital Advisors, our advisor, KBS Capital Markets Group LLC (“KBS Capital Markets Group”), the entity that acted as the dealer manager for our primary offering, and other affiliated KBS entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

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
Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS‑sponsored programs and KBS-advised investors are generally not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi‑family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing.

KBS Capital Advisors and its affiliates face conflicts of interest relating to the acquisition and origination of assets due to their relationship with other KBS-sponsored programs and institutional investors, and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We may make some additional investments in the future and we rely on our sponsors and other key real estate professionals at our advisor, including Peter M. Bren, Keith Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate and debt finance professionals, as will future public KBS-sponsored programs. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As such, we and the KBS-sponsored programs that are currently raising funds for investment, or that otherwise have funds available for investment, and future programs all rely on many of the same group of real estate and debt finance professionals. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions to our stockholders.
Our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, to provide services to us for the day‑to‑day operation of our business. KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS–sponsored programs. Further, our officers and directors are also officers and/or directors of some or all of the other KBS–sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are executive officers of KBS REIT I and KBS REIT III. Messrs. Hall, McMillan and Snyder and Ms. Yamane are also executive officers of KBS Strategic Opportunity REIT, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS–sponsored programs and the investment advisors to institutional investors in real estate and real estate‑related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Capital Advisors and other KBS‑sponsored programs, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS–sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS‑sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other affiliated KBS entities. Through KBS‑affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate‑related assets and through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to other KBS programs, including KBS REIT I, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS‑sponsored programs and KBS‑advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while KBS Legacy Partners Apartment REIT is publicly offering securities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our board of directors’ loyalties to KBS REIT I, KBS Strategic Opportunity REIT, KBS REIT III and possibly to future KBS‑sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS‑sponsored program at our expense.
All of our directors are also directors of KBS REIT I and KBS REIT III. One of our directors is also a director of KBS Strategic Opportunity REIT. The loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT III and KBS Strategic Opportunity REIT, or possibly on the boards of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

Because our independent directors are also independent directors of KBS REIT I and KBS REIT III, they receive compensation for service on the board of KBS REIT I and KBS REIT III. Like us, KBS REIT I and KBS REIT III pay each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). In addition, KBS REIT I and KBS REIT III reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). We limit the number of shares we may redeem pursuant to the share redemption program as follows: (1) during any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year and (2) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan from the prior calendar year; provided that we may not redeem more than $3.0 million of shares in the aggregate each month, and provided further that this $3.0 million monthly limitation excludes shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year or for a specific redemption date. Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice.
Pursuant to our share redemption program, at such time as we establish an updated estimated value per share of our common stock, the redemption price for shares eligible for redemption will be calculated based upon the updated estimated value per share. On December 18, 2012, our board of directors approved an estimated value per share of our common stock of $10.29 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2012. In accordance with our share redemption program, redemptions made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program) are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we will redeem all other shares eligible for redemption is as follows:

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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 18, 2012. We currently expect to engage our advisor and/or an independent valuation firm to update our estimated value per share in December 2013, but we are not required to update our estimated value per share more frequently than every 18 months. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 18, 2012, our board of directors approved an estimated value per share of our common stock of $10.29 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2012. We provided this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). The estimated value per share was based upon the recommendation and valuation of our advisor.

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
The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 18, 2012. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2013, but we are not required to update the estimated value per share more frequently than every 18 months.
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

We may also pay significant fees during our listing/liquidation stage. Although most of the fees expected to be paid during our listing/liquidation stage are contingent on our investors first receiving agreed‑upon investment returns, the investment-return thresholds may be reduced subject to the approval of our conflicts committee and other limitations in our charter.
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
The 300 N. LaSalle Building represented approximately 20% of our total assets and represented approximately 19% of our total annualized base rent as of December 31, 2012. In addition, the largest tenant at the property, Kirkland and Ellis, leases approximately 53% of the 300 N. LaSalle Building and represented approximately 10% of our total annualized base rent as of December 31, 2012. Further, as a result of this acquisition, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.
Because of the concentration of a significant portion of our assets in three geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2012, our net investments in real estate in Illinois, New Jersey and California represented 20.2%, 15.8% and 11.3% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Illinois, New Jersey and California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

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
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments, and regarding access to capital in the U.S. and global financial markets, which has affected the U.S. commercial real estate industry. Beginning in 2010, the U.S. commercial real estate industry experienced some improvement in fundamental credit statistics such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth, which is by no means a given. Any setbacks may result in reduced revenue and lower resale value of properties, which may reduce our stockholders’ return. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type.
We depend on tenants for our revenue generated by our real estate investments and, accordingly, our revenue generated by our real estate investments and our ability to make distributions to our stockholders are dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.
The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re‑leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of our assets may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. Because the market value of a property depends principally upon the value of the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce the amount of distributions to stockholders.
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
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos‑containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders. All of our properties were subject to Phase I environmental assessments at the time they were acquired.
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
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co‑payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self‑insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
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
Commercial real estate loans are secured by multifamily or commercial properties that are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income‑producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income‑producing property can be affected by, among other things: tenant mix, success of tenant businesses, occupancy rates, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses and changes in governmental rules, regulations and fiscal policies (including environmental legislation), natural disasters, terrorism, social unrest and civil disturbances.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure on a property securing a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the investment. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor‑in‑possession to the extent the lien is unenforceable under state law.
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

Risks of cost overruns and non‑completion of the renovation of the properties underlying loans we make or acquire may materially adversely affect our investments.
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
We depend on debtors for the revenue generated by our real estate-related investments and, accordingly, our revenue and our ability to make distributions to our stockholders are dependent upon the success and economic viability of such debtors.
The success of our real estate‑related investments materially depends on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses for us. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of their investment.
Prepayments can adversely affect the yields on our debt investments.
The yields on our debt investments may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments received on as favorable terms or at all, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.
If credit spreads widen before we obtain long‑term financing for our assets, the value of our assets may suffer.
We price our assets based on our assumptions about future credit spreads for financing of those assets. We may obtain longer‑term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, our income may be reduced or we may suffer losses.

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
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, certain swap transactions will be required to be submitted for clearing by a derivatives clearing organization, unless certain exemptions apply. The rulemaking implementing the clearing requirement is still in process, however, and the implementation of the clearing requirement may affect, among other things, our exposure to our swap counterparties, the margin or collateral required to be posted in connection with our swap transactions and the costs of entering into such transactions.
We assume the credit risk of our counterparties with respect to derivative transactions.
We enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate real estate loans receivable and notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
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
On July 21, 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. Pursuant to the regulatory framework established by Title VII of the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has been granted broad regulatory authority over “swaps,” which term has been defined in the Dodd-Frank Act and related CFTC rules to include interest rate derivatives such as the ones we may use in our interest rate hedging activities. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. For example, subject to an exception for end-users of swaps upon which we may seek to rely, under certain rules promulgated under the Dodd-Frank Act, beginning in 2013, we may be required for the first time to clear our interest rate hedging transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in available credit may reduce our earnings and, in turn, cash available for distribution to stockholders.
Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
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
We obtain lines of credit and long‑term financing secured by our properties and other assets. We have acquired many of our real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds for acquisitions and to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends‑paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
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
We use leverage in connection with our investments in real estate‑related assets, which increases the risk of loss associated with this type of investment.
We finance and may refinance certain of our real estate‑related investments with warehouse lines of credit, repurchase agreements or secured financings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

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
Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
We have incurred variable rate debt and we expect that we will incur additional debt in the future. Increases in interest rates will increase the cost of that debt, which could reduce our cash flows from operations and the cash we have available to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2012, our borrowings and other liabilities were approximately 46% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
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
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test.  Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law.  We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT.  To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.
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
To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.
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
The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this rate. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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
As of December 31, 2012, we owned 26 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and one individual industrial property) and a leasehold interest in one industrial property, encompassing in the aggregate 11.1 million rentable square feet. The total cost of our real estate portfolio was $2.6 billion. As of December 31, 2012, our portfolio was approximately 94% occupied, the annualized base rent was $244.7 million and the average annualized base rent per square foot of our real estate portfolio was $23.43. The weighted‑average remaining lease term of our real estate portfolio (excluding options to extend) was 6.1 years. As of December 31, 2012, the following property represented more than 10% of our total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft. (2)	Occupancy	Weighted Average Remaining Lease Term
300 N. LaSalle Building	Chicago, IL	1,302,901	$571,108	20.2%	$45,304	$34.77	100%	12.6 years
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight‑line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this annual report on Form 10-K.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by average annualized base rent as of December 31, 2012:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	29	$1,156	0.5%	42,368	0.4%
2013	66	13,894	5.7%	579,706	5.6%
2014	66	23,072	9.4%	904,550	8.7%
2015	68	25,493	10.4%	1,574,227	15.1%
2016	63	23,637	9.7%	953,268	9.1%
2017	47	11,871	4.9%	638,708	6.1%
2018	38	24,739	10.1%	1,441,907	13.8%
2019	27	22,146	9.0%	832,376	8.0%
2020	19	8,341	3.4%	672,850	6.4%
2021	21	9,822	4.0%	359,139	3.4%
2022	19	28,623	11.7%	828,686	7.9%
Thereafter (2)	25	51,919	21.2%	1,614,526	15.5%
Total	488	$244,713	100.0%	10,442,311	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight‑line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents leases expiring from 2023 through 2029.

Concentration of Credit Risks
As of December 31, 2012, we had a concentration of credit risk related to the following tenant lease that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
Kirkland & Ellis	300 N. LaSalle Building	Legal Services	687,857	6.2%	$25,347	10.4%	$36.85	2/28/2029
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2012 and does not take into account any tenant renewal or termination options.

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
Stockholder Information
As of March 4, 2013, we had approximately 191.8 million shares of common stock outstanding held by a total of approximately 50,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offering of common stock in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, we estimated the value of the shares of our common stock as $10.29 per share as of December 31, 2012. This estimated value per share is based on our board of directors’ approval on December 18, 2012 of an estimated value per share of our common stock of $10.29 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2012.
The estimated value per share was based upon the recommendation and valuation of our advisor, based on the methodologies and assumptions described further below. With regard to the valuation of our real estate properties, we engaged Duff & Phelps, LLC (“Duff & Phelps”), a third-party real estate valuation firm, to review the assumptions and methodologies applied by our advisor in accordance with a set of limited procedures. Duff & Phelps reviewed our advisor’s real estate valuations, and the methodologies and assumptions used in determining our advisor’s valuation conclusions (including capitalization rates, discount rates and estimated cash flows), and shared with our board of directors its views regarding the reasonableness of such methodologies and valuation conclusions. Nothing in the Duff & Phelps report caused our board of directors to question the reasonableness of our advisor’s valuation of our real estate. After considering all information provided in light of our board of directors’ extensive knowledge of our assets, our board of directors unanimously agreed upon the estimated value per share of $10.29, which determination is ultimately and solely the responsibility of our board of directors.
The table below sets forth the calculation of our estimated value per share as of December 18, 2012, as well as the calculation of our prior estimated value per share as of December 19, 2011:

	December 18, 2012 Estimated Value per Share	December 19, 2011 Estimated Value per Share	Change in Estimated Value per Share
Real estate properties (1)	$15.33	$14.48	$0.85
Real estate-related investments (2)	2.07	2.26	(0.19)
Cash	0.27	0.26	0.01
Other assets	0.04	0.04	—
Mortgage debt (3)	(7.07)	(6.60)	(0.47)
Other liabilities	(0.35)	(0.33)	(0.02)
Estimated value per share	$10.29	$10.11	$0.18
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$10.29	$10.11	$0.18
_____________________
(1) The increase in the value of real estate properties was primarily due to the acquisition of a real estate property and capital improvements on our real estate portfolio.
(2) The decrease in the value of real estate-related investments was primarily due to the sale of a real estate loan receivable.
(3) The increase in mortgage debt was primarily due to additional borrowings related to real estate and real estate-related investments. See further discussion in the table below.

The increase in our estimated value per share from the previous estimate was primarily due to the items noted below, which reflect the major contributors to the increase in the estimated value per share from $10.11 to $10.29. The changes are not equal to the change in values of each asset and liability group presented above due to asset sales, new investments, loan paydowns and payoffs, refinancings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share. The increase in our estimated value per share was due to the following:

	Change in Estimated Value (in thousands)	Change in Estimated Value per Share
Real estate	$22,312	$0.12
Real estate loans receivable	(4,788)	(0.03)	(1)
Notes payable	16,108	0.09	(2)
Change in value due to operating cash flows in excess of dividends declared	12,327	0.06
Other changes, net	(11,336)	(0.06)	(3)
	$34,623	$0.18
_____________________
(1) The decrease in real estate loans receivable is primarily due to an overall decrease in market interest rates and the fact that the loans are one year closer to maturity, resulting in the loan values decreasing towards the face values of the loans, as the loans are currently valued above their face values as a result of the contractual yields being greater than the current estimated market yields on similar loans.
(2) The change in the value of the notes payable is due to the notes being one year closer to maturity, resulting in the note values decreasing toward the face values, as the notes are currently valued above their face values as a result of the contractual yields being greater than the current estimated market yields on similar loans.  This change in value is partially offset by a decrease in market interest rates assumed in valuing the notes payable as compared to prior year.
(3) “Other changes, net” consists of various unrelated items none of which had an impact of greater than $0.02 per share.
FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. As of December 18, 2012, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Methodology
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we and our advisor deem to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation methodologies used by our advisor to value our assets and liabilities:
Investments in Real Estate: For purposes of calculating an estimated value per share, our advisor estimated the value of our investments in real estate by using a 10–year discounted cash flow analysis. Our advisor calculated the value of our investments in real estate using internally prepared cash flow estimates, terminal capitalization rates and discount rates that fall within ranges our advisor believes would be used by similar investors to value the properties we own. The cash flow estimates utilized in the analysis were based on projected cash flows commencing on January 1, 2013. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for various property specific and market specific information. The resulting capitalization rates were compared to historical average capitalization rate ranges that were obtained from third‑party service providers for specific metro areas and applied on a property–by–property basis. The calculated discount rates were compared to a number of data points including third‑party estimates, a variety of weighted–average cost of capital calculations and yields and changes in yields on benchmark securities over the last year. The cash flow estimates were developed for each property by the real estate professionals at our advisor based on their expertise in managing commercial real estate and preparing real estate valuations for pension funds and institutional investors that have invested in other KBS‑sponsored funds. While our advisor believes a 10–year discounted cash flow analysis is a valuation method that would be used by a willing market participant to value real estate and is a concept in accordance with GAAP, the estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with GAAP. Real estate is currently carried in our financial statements at its amortized cost basis, adjusted for any impairments recognized to date.

As of September 30, 2012, we owned 23 real estate assets (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and one individual industrial property) and held a leasehold interest in one industrial property. The cost of these properties was $2.661 billion, exclusive of acquisition fees and expenses. In addition, we have invested $85.0 million in capital and tenant improvements on our real estate portfolio. As of September 30, 2012, the estimated value of our investments in real estate using the valuation method described above was $2.910 billion. The estimated value of our real estate compared to the original acquisition price plus subsequent capital improvements through September 30, 2012, results in an overall increase in the real estate value of approximately 9.4%. The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of our real estate assets:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.35% to 8.50%	6.98%(1)
Discount rate	7.00% to 9.00%	7.82%(1)
Annual market rent growth rate(2)	2.15% to 4.81%	3.51%
Annual net operating income growth rate(3)	(0.7)% to 5.9%	2.75%
Holding period	10 to 12 years	10.1 years
_____________________
(1) Excluding our $663.4 million investment in the 300 N. LaSalle Building, the weighted-average terminal capitalization rate was 7.20% and the weighted‑average discount rate was 8.10%.
(2) Rates reflect estimated compounded annual growth rates (CAGRs) for market rents over the holding period. The range of  CAGRs shown is the constant annual rate at which the market rent is projected to grow to reach the market rent in the final year of the hold period for each of the properties.
(3) The net operating income CAGRs reflect both the contractual and market rents (in cases where the contractual lease period is less than the hold period) net of expenses over the holding period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.
While we believe that our assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of our real estate. Assuming all other factors remain unchanged, a decrease to the terminal capitalization rates of 25 basis points would increase the estimated value of our real estate by $64.7 million and an increase in the terminal capitalization rates of 25 basis points would decrease the estimated value of our real estate by $60.1 million. Similarly, a decrease to the discount rates of 25 basis points would increase the estimated value of our real estate by $54.1 million and an increase in the discount rates of 25 basis points would decrease the estimated value of our real estate by $52.9 million.
Real Estate Loans Receivable: The estimated values for the real estate loans receivable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2012, but do not equal the book value of the loans in accordance with GAAP. The values of the real estate loans receivable were estimated by applying a discounted cash flow analysis over the remaining expected lives of the investments, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investments were based on the investments’ contractual cash flows, which we anticipate to receive. The expected cash flows for the loans were discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan–to–value ratios, type of collateral, current performance, credit enhancements and other factors.
As of September 30, 2012, we owned seven real estate loans receivable. The cost of our real estate loans receivable was $333.6 million, inclusive of $2.0 million of origination fees and costs and net of $1.5 million of principal repayments. As of September 30, 2012, the estimated value of our investments in real estate loans receivable was $392.3 million. The weighted-average discount rate applied to the cash flows from the real estate loans receivable, which have a weighted-average remaining term of 3.6 years, was approximately 5.94%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the estimated value of our real estate loans receivable. Assuming all factors remain unchanged, a decrease to the discount rates of 25 basis points would increase the estimated value of our real estate loans receivable by $3.0 million and an increase of 25 basis points would decrease the estimated value of our real estate loans receivable by $3.0 million.
Notes Payable: The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2012, but do not equal the book value of the loans in accordance with GAAP. The values of our notes payable were determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, including extensions expected to be exercised, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan‑to‑value ratio and type of collateral.

As of September 30, 2012, the fair value and carrying value of our notes payable were $1.342 billion and $1.335 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted‑average remaining term of 2.7 years, was approximately 2.90%. Assuming all factors remained unchanged, a decrease to the discount rates of 25 basis points would increase the estimated value of our notes payable by $3.4 million and an increase to the discount rates of 25 basis points would decrease the estimated value of our notes payable by $3.4 million.
Other Assets and Liabilities: For purposes of our valuation, the carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2012. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs, unamortized lease commissions, unamortized lease incentives and accrued real estate taxes, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments. Our advisor has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
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
Further, the estimated value per share as of December 18, 2012 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2012. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2013, but are not required to update the estimated value per share more frequently than every 18 months.
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
Generally, our policy is to pay distributions from cash flow from operations. Over the long-term, we expect that substantially all of our distributions will continue to be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage and other loans). However, from time to time during our operational stage, we may not pay distributions solely from our cash flow from operations, in which case, distributions may be paid in part from third party debt financings. We may also fund such distributions from the net proceeds from the sale of real estate and from the receipt of principal payments on our real estate-related investments. Our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source, including proceeds from the issuance of securities in the future.

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
During 2011 and 2012, we declared distributions based on daily record dates for each day during the period commencing January 1, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2012. We have historically paid distributions for all record dates of a given month approximately 15 days after month‑end. However, commencing with distributions for the November 2012 record dates, distributions are paid on or about the first business day of the following month. Distributions declared during 2011 and 2012, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$30,761	$30,916	$31,119	$31,178	$123,974
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%
	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$29,934	$30,659	$31,213	$31,413	$123,219
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%
The tax composition of our distributions declared for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Ordinary Income	69%	58%
Capital Gain	13%	—%
Return of Capital	18%	42%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On November 7, 2012, our board of directors declared distributions based on daily record dates for the period from January 1, 2013 through January 31, 2013, which we paid on February 1, 2013. On January 16, 2013, our board of directors declared distributions based on daily record dates for the period from February 1, 2013 through February 28, 2013, which we paid on March 1, 2013, and distributions based on daily record dates for the period from March 1, 2013 through March 31, 2013, which we expect to pay in April 2013. On March 6, 2013, our board of directors declared distributions based on daily record dates for the period from April 1, 2013 through April 30, 2013, which we expect to pay in May 2013, and distributions based on daily record dates for the period from May 1, 2013 through May 31, 2013, which we expect to pay in June 2013. Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365‑day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in our now terminated primary initial public offering or a 6.3% annualized rate based on our December 18, 2012 estimated value per share of $10.29.

In addition, on January 16, 2013, our board of directors declared a distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013. The distribution declaration represented the thirteenth distribution payment authorized by our board of directors related to operations from the 2012 calendar year. This thirteenth payment was equivalent in amount to each of the prior twelve payments. We paid this distribution on February 15, 2013. This distribution was funded from our modified funds from operations in excess of distributions declared for the 2012 calendar year. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations and Modified Funds from Operations.”
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. As described below, we adopted three amendments to the share redemption program in 2012. For a description of the share redemption program prior to the amendments on May 16, 2012, June 28, 2012 and October 17, 2012, see our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
On May 16, 2012, our board of directors approved a third amended and restated share redemption program, which became effective on June 17, 2012 (the “Third Amended and Restated Share Redemption Program”), and the terms of which apply to all redemptions processed on or after the June 29, 2012 Redemption Date (as defined), unless the terms were subsequently amended.
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

On June 28, 2012, our board of directors approved a fourth amended and restated share redemption program, which became effective on July 29, 2012 (the “Fourth Amended and Restated Share Redemption Program”). The Fourth Amended and Restated Share Redemption Program specifically provided additional funding as follows:
During calendar year 2012, we could redeem only the number of shares that we could purchase with (i) the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year plus (ii) an additional $15.0 million. In addition, beginning with the July 31, 2012 Redemption Date (as defined), and for the remainder of calendar year 2012, once the amounts available for all redemptions provided for in the preceding sentence were exhausted, an additional $5.0 million became available to fund redemptions sought in connection with a stockholder’s death, qualifying disability or determination of incompetence. Notwithstanding the above, we could not redeem more than $3.0 million of shares in the aggregate each month; provided that (i) this $3.0 million monthly limitation did not apply to any redemptions of shares eligible for the July 31, 2012 Redemption Date and (ii) this $3.0 million monthly limitation excluded shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence.

The terms of the Fourth Amended and Restated Share Redemption Program apply to all redemptions processed on or after the July 31, 2012 Redemption Date, unless the terms were subsequently amended.
On October 17, 2012, our board of directors approved a fifth amended and restated share redemption program, which became effective November 17, 2012 (the “Fifth Amended and Restated Share Redemption Program”). The Fifth Amended and Restated Share Redemption Program removed the $3.0 million monthly limitation for ordinary redemptions for shares eligible for the November 2012 and December 2012 Redemption Dates (as defined). Ordinary redemptions are all redemptions other than those sought in connection with a stockholder’s death, qualifying disability or determination of incompetence.
Pursuant to the Third, Fourth and Fifth Amended and Restated Share Redemption Programs, redemptions made in connection with a stockholder’s death, qualifying disability or determination of incompetence will be and were made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable Redemption Date, and the price at which we will redeem and have redeemed all other shares eligible for redemption is as follows:

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
On December 19, 2011, our board of directors approved an estimated value per share of our common stock of $10.11 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2011. For Redemption Dates from January 2012 through May 2012, the redemption price for all stockholders whose shares were eligible for redemption was $10.11 (unaudited) per share. Beginning with the June 2012 Redemption Date, the redemption price was as described above.
On December 18, 2012, our board of directors approved an estimated value per share of our common stock of $10.29, based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2012. The change in the redemption price, which is calculated based on the most recent estimated value per share, was effective for the December 2012 Redemption Date, which was December 31, 2012. We currently expect to engage our advisor and/or an independent valuation firm to update our estimated value per share in December 2013, but we are not required to update our estimated value per share more frequently than every 18 months. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

We funded redemptions during the year ended December 31, 2012 with proceeds from our dividend reinvestment plan, debt financing, asset sales and cash flows from operations. During the year ended December 31, 2012, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	625,238	$10.11	(3)
February 2012	703,248	$10.11	(3)
March 2012	761,232	$10.11	(3)
April 2012	1,097,571	$10.11	(3)
May 2012	1,866,845	$10.11	(3)
June 2012	452,421	$9.83	(3)
July 2012	606,854	$9.77	(3)
August 2012	353,188	$9.90	(3)
September 2012	518,406	$9.96	(3)
October 2012	355,594	$9.89	(3)
November 2012	563,831	$9.94	(3)
December 2012	351,536	$10.13	(3)
Total	8,255,964
_____________________
(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009), on March 11, 2011 (which amendment became effective on April 10, 2011), on May 18, 2012 (which amendment became effective on June 17, 2012), on June 29, 2012 (which amendment became effective on July 29, 2012) and on October 18, 2012 (which amendment became effective on November 17, 2012).
(2) For Redemption Dates from January 2012 through May 2012, the redemption price for all stockholders whose shares were eligible for redemption was $10.11 per share. Beginning with the June 2012 Redemption Date, the redemption price was as described above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the year ended December 31, 2012, we redeemed $82.8 million of shares, which represented all redemption requests received in good order and eligible for redemption through the December 2012 Redemption Date, except for 3,324 shares due to the limitations discussed above. We recorded $34,000 of other liabilities on the accompanying consolidated balance sheets related to these unfulfilled redemption requests. Effective January 2013, these limitations were reset, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, we have $66.5 million available for redemptions in 2013, subject to the limitations described above, including the monthly limitation for ordinary redemptions. We redeemed 380 and 91 shares related to the outstanding and unfulfilled redemption requests as of December 31, 2012 on the January and February 2013 Redemption Dates, respectively.
We may amend, suspend or terminate the share redemption program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8‑K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
Total real estate and real estate-related investments, net	$2,640,501	$2,765,166	$2,210,162	$672,169	$512,495
Total assets	2,821,950	2,986,216	2,379,654	953,868	572,862
Total notes payable	1,334,514	1,393,270	828,157	126,660	271,446
Total liabilities	1,426,493	1,499,083	912,019	158,046	300,557
Redeemable common stock	66,426	67,789	43,306	21,260	1,921
Total stockholders’ equity	1,329,031	1,419,344	1,424,329	774,562	270,384

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Operating Data
Total revenues	$348,137	$319,165	$159,392	$75,387	$14,087
Net income (loss)	48,374	21,793	5,508	12,419	(2,582)
Net income (loss) per common share- basic and diluted	0.25	0.11	0.04	0.20	(0.33)
Other Data
Cash flows provided by operations	128,669	113,226	59,523	29,937	4,870
Cash flows provided by (used in) investing activities	22,510	(673,682)	(1,598,259)	(181,717)	(495,535)
Cash flows provided (used in) by financing activities	(198,343)	573,597	1,347,328	368,992	547,074
Distributions declared	123,974	123,219	81,843	41,272	4,941
Distributions declared per common share (1)	0.650	0.650	0.650	0.650	0.263
Weighted -average number of common shares outstanding, basic and diluted	190,787,460	189,555,551	125,894,756	63,494,969	7,926,366
Reconciliation of funds from operations (2)
Net income (loss)	$48,374	$21,793	$5,508	$12,419	$(2,582)
Depreciation of real estate assets	53,521	45,528	20,814	9,919	2,315
Depreciation of real estate assets - discontinued operations	78	156	110	—	—
Amortization of lease-related costs	71,412	72,486	40,571	18,186	4,659
Amortization of lease-related costs - discontinued operations	134	269	191	—	—
Gain on early payoff of real estate loan receivable	(14,884)	—	—	—	—
Gain on sale of real estate, net	(2,471)	—	—	—	—
Loss on sale of real estate securities	—	—	—	(119)	—
FFO	$156,164	$140,232	$67,194	$40,405	$4,392
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day from July 16, 2008 through the last day of the period presented. Distributions for the period from July 16, 2008 through August 15, 2008 were based on daily record dates and calculated at a rate of $0.00054795 per share per day. Distributions for the periods from August 16, 2008 through February 28, 2012 and March 1, 2012 through December 31, 2012 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.
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
We own a diverse portfolio of real estate and real estate-related investments. As of December 31, 2012, we owned 26 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of December 31, 2012, we had sold 20,939,692 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $200.7 million. Also as of December 31, 2012, we had redeemed 13,367,157 shares sold in our offering for $131.7 million.
Market Outlook – Real Estate and Real Estate Finance Markets
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall economic health of consumers, businesses and governments. Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, S&P downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to resolve their fiscal obligations. These events have led to continued volatility in the capital markets. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
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
As of December 31, 2012, we had fixed-rate real estate loans receivable with an aggregate outstanding principal balance of $293.0 million and an aggregate carrying value (including origination and closing costs) of $260.8 million that mature between 2014 and 2018 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $88.0 million that matures in 2013.
Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows from our real estate properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of December 31, 2012, we had debt obligations in the aggregate principal amount of $1.3 billion, all of which have an initial maturity between 2013 and 2016. We have a total of $531.2 million of fixed rate notes payable and $803.3 million of variable rate notes payable. The interest rates on $654.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of December 31, 2012, we had a total of $58.0 million of debt obligations scheduled to mature within 12 months of that date.
Liquidity and Capital Resources
Our principal demand for funds during the short- and long-term is and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock pursuant to our share redemption program; the acquisition or origination of some additional investments; and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from our now terminated primary offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings;

•	Proceeds from the sale of real estate and the repayment of a real estate-related investment; and

•	Cash flow generated by our real estate operations and real estate-related investments.
We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. To date, we have invested substantially all of the net proceeds from our initial public offering but could potentially make some additional investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from debt financing, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate properties and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of December 31, 2012, we had an aggregate of $113.3 million available for future disbursements under three credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments are primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2012, our real estate portfolio was 94% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investments are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of December 31, 2012, the borrowers under our real estate loans receivable were current on their debt service payments to us.

For the year ended December 31, 2012, our cash needs for acquisitions or originations, capital expenditures and the payment of debt obligations were met with the proceeds from debt financing, proceeds from asset sales and the repayment of one of our real estate loans receivable and proceeds from our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the year ended December 31, 2012 using current period and prior period cash flows from operations. We believe that our cash on hand, proceeds from our dividend reinvestment plan, cash flow from operations, availability under our credit facilities, proceeds from asset sales and the repayment of our real estate loans receivable and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows from Operating Activities
As of December 31, 2012, we owned 26 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio consisting of four industrial properties and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable. During the year ended December 31, 2012, net cash provided by operating activities was $128.7 million, compared to $113.2 million during the year ended December 31, 2011. Net cash from operations increased in 2012 primarily as a result of acquisitions of real estate and real estate-related investments in 2011 and 2012.
Cash Flows from Investing Activities
Net cash provided by investing activities was $22.5 million for the year ended December 31, 2012, and primarily consisted of the following:

•	$84.9 million of proceeds from the payoff of a real estate loan receivable;

•	$55.3 million used for the origination of one real estate loan receivable, net of closing costs and origination fees;

•	$20.6 million used for improvements to real estate; and

•	$12.2 million of proceeds, net of closing costs, from the sale of one real estate asset.
Cash Flows from Financing Activities
During the year ended December 31, 2012, net cash used in financing activities was $198.3 million and consisted primarily of the following:

•	$82.8 million of cash used for redemptions of common stock;

•	$58.8 million of cash used for principal payments on notes payable; and

•	$57.6 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $66.5 million.
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
As of December 31, 2012, we had $48.4 million of cash and cash equivalents and up to $113.3 million available for future disbursements under our credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs. On March 6, 2013, we entered into a three-year senior secured credit facility for borrowings of up to $235.0 million. See “ —Subsequent Events — Investments and Financings Subsequent to December 31, 2012 — U.S. Bank/TD Bank Credit Facility.”
In order to execute our investment strategy, we primarily utilize secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2012, our borrowings and other liabilities were approximately 46% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2012 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$1,334,514	$58,000	$826,170	$450,344	$—
Interest payments on outstanding debt obligations (2)	128,559	53,289	74,331	939	—
Outstanding funding obligations under real estate loan receivable	5,490	(3)	(3)	(3)	(3)
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of December 31, 2012 (consisting of the contractual interest rate and the effect of interest rate floors and swaps). We incurred interest expense of $55.2 million, excluding amortization of deferred financing costs totaling $3.2 million, during the year ended December 31, 2012.
(3) As of December 31, 2012, $53.3 million had been disbursed under the Summit I & II First Mortgage Loan and another $5.5 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount is available for funding until July 2013, subject to certain conditions set forth in the loan agreement. The Summit I & II First Mortgage matures on February 1, 2017.
Results of Operations
Overview
As of December 31, 2011, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, two individual industrial properties, a leasehold interest in one industrial property and seven real estate loans receivable. As of December 31, 2012, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, one individual industrial property, a leasehold interest in one industrial property and seven real estate loans receivable. The results of operations presented for the years ended December 31, 2012 and 2011 are not directly comparable because we were still investing the proceeds from our initial public offering in 2011. In general, we expect income and expenses to increase in future periods to the extent that we acquire additional real estate investments.
Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011
The following table provides summary information about our results of operations for the years ended December 31, 2012 and 2011 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2012	2011
Rental income	$247,191	$223,861	$23,330	10%	$26,290	$(2,960)
Tenant reimbursements	53,379	47,059	6,320	13%	4,701	1,619
Interest income from real estate loans receivable	37,144	36,476	668	2%	4,199	(3,531)
Other operating income	10,423	11,769	(1,346)	(11)%	365	(1,711)
Operating, maintenance, and management costs	64,475	60,261	4,214	7%	5,873	(1,659)
Real estate taxes and insurance	42,357	35,038	7,319	21%	3,268	4,051
Asset management fees to affiliate	22,275	20,044	2,231	11%	2,397	(166)
Real estate acquisition fees to affiliates	—	4,808	(4,808)	(100)%	(4,808)	—
Real estate acquisition fees and expenses	—	3,974	(3,974)	(100)%	(3,974)	—
General and administrative expenses	4,624	5,061	(437)	(9)%	n/a	n/a
Depreciation and amortization	124,933	118,014	6,919	6%	10,550	(3,631)
Interest expense	58,423	50,323	8,100	16%	7,189	911
Other interest income	28	104	(76)	(73)%	n/a	n/a
Gain on early payoff of real estate loan receivable	14,884	—	14,884	100%	n/a	n/a
Gain on sale of real estate, net	2,471	—	2,471	100%	n/a	n/a
Income (loss) from discontinued operations	(59)	47	(106)	(226)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2012 compared to the year ended December 31, 2011 related to real estate and real estate-related investments acquired or originated on or after January 1, 2011.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2012 compared to the year ended December 31, 2011 with respect to real estate and real estate-related investments owned by us throughout both periods presented.

Rental income and tenant reimbursements increased from $270.9 million for the year ended December 31, 2011 to $300.6 million for the year ended December 31, 2012. This increase consisted primarily of a $31.0 million increase resulting from the growth in our real estate portfolio, a $4.0 million increase in rental income due to higher rental rates, and a $3.3 million increase in property tax recoveries, which was partially offset by a $1.9 million decrease in monthly operating recoveries and $6.8 million decrease in rental income primarily due to lease expirations subsequent to December 31, 2011. We expect rental income and tenant reimbursements to vary in future periods depending on occupancy rates and rental rates of our real estate investments and to the extent that we acquire additional real estate investments, we expect rental income and tenant reimbursements to increase.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $36.5 million for the year ended December 31, 2011 to $37.1 million for the year ended December 31, 2012, primarily as a result of the origination of one additional real estate loan receivable subsequent to December 31, 2011, partially offset by a decrease in interest income due to the early pay-off of the Northern Trust Notes. Interest income included $6.1 million and $6.9 million in accretion of purchase price discounts, net of amortization of closing costs, for the years ended December 31, 2012 and 2011, respectively. We expect interest income from real estate loans receivable in future periods will vary compared to historical periods as a result of fluctuations in LIBOR, to the extent we have variable rate loans receivable. In addition, we expect interest income from our real estate loans receivable to decrease due to the impact of the early payoff of the Northern Trust Notes and the potential impact of future principal repayments.
Other operating income decreased from $11.8 million for the year ended December 31, 2011 to $10.4 million for the year ended December 31, 2012 primarily due to $1.2 million of income related to the repayment of previously written off advances for tenant improvements during the year ended December 31, 2011.
Operating, maintenance and management costs increased from $60.3 million for the year ended December 31, 2011 to $64.5 million for the year ended December 31, 2012. This increase consisted primarily of $5.9 million resulting from the growth in our real estate portfolio, partially offset by a $1.7 million decrease in operating, maintenance and management costs from properties held throughout both periods primarily due to an unseasonably warm winter and lower landscaping costs. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. We expect operating, maintenance and management costs to increase in future periods to the extent that we acquire additional real estate investments.
Real estate taxes, property-related taxes and insurance increased from $35.0 million for the year ended December 31, 2011 to $42.4 million for the year ended December 31, 2012. This increase consisted primarily of a $3.3 million increase resulting from the growth in our real estate portfolio and a $3.7 million increase in real estate taxes related to adjustments in the property tax estimates for two properties. We expect real estate taxes, property-related taxes and insurance to generally increase in future periods as a result of inflation and to the extent that we acquire additional real estate investments, but these expenses may fluctuate up or down over time.
Asset management fees with respect to our real estate and real estate-related investments increased from $20.0 million for the year ended December 31, 2011 to $22.3 million for the year ended December 31, 2012, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of December 31, 2012 have been paid. We expect asset management fees to increase in future periods to the extent that we acquire additional real estate investments.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $8.8 million for the year ended December 31, 2011. We did not incur any real estate acquisition fees and expenses during the year ended December 31, 2012. We do not expect to incur significant amounts of real estate acquisition fees and expenses in the future as we have invested substantially all of the proceeds from our now terminated public offering. To the extent that we acquire additional real estate investments, we expect real estate acquisition fees and expenses to increase in future periods.
General and administrative expenses decreased from $5.1 million for the year ended December 31, 2011 to $4.6 million for the year ended December 31, 2012 primarily due to an increase in fair value of contingent consideration related to certain rent guarantees. These general and administrative expenses consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative expenses to vary in future periods.

Depreciation and amortization increased from $118.0 million for the year ended December 31, 2011 to $124.9 million for the year ended December 31, 2012. The overall increase in depreciation and amortization was due to an increase of $10.5 million related to the growth in our real estate portfolio, partially offset by a decrease of $3.6 million from properties held throughout both periods. Depreciation and amortization related to properties held throughout both periods decreased due to a decrease in the amortization of tenant origination costs related to lease expirations subsequent to December 31, 2011. We expect depreciation and amortization to increase in future periods to the extent that we acquire additional real estate investments.
Interest expense increased from $50.3 million for the year ended December 31, 2011 to $58.4 million for the year ended December 31, 2012. Included in interest expense is the amortization of deferred financing costs of $2.8 million and $3.2 million for the years ended December 31, 2011 and 2012, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments during the year ended December 31, 2011 and 2012, and an increase in the average loan balance on our properties held throughout both periods. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR (for our variable rate debt) and on our level of future borrowings, which will depend on the availability and cost of debt financing and draws on our credit facilities.
We recognized a gain on the early payoff of a real estate loan receivable of $14.9 million related to the discounted payoff agreement for the Northern Trust Notes, which we acquired at a discount. We recognized a gain on sale of real estate of $2.5 million related to the disposition of an industrial property during the year ended December 31, 2012. We did not dispose of any real estate or real estate-related investments during the year ended December 31, 2011.
Comparison of the year ended December 31, 2011 versus the year ended December 31, 2010
As of December 31, 2010, we owned 14 office properties, one office/flex property, two industrial properties, a leasehold interest in one industrial property and six real estate loans receivable. As of December 31, 2011, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, two industrial properties, a leasehold interest in one industrial property and seven real estate loans receivable. The following table provides summary information about our results of operations for the years ended December 31, 2011 and 2010 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2011	2010
Rental income	$223,861	$109,702	$114,159	104%	$115,638	$(1,479)
Tenant reimbursements	47,059	17,917	29,142	163%	29,869	(727)
Interest income from real estate loans receivable	36,476	28,255	8,221	29%	7,275	946
Other operating income	11,769	3,518	8,251	235%	8,157	94
Operating, maintenance, and management costs	60,261	28,666	31,595	110%	31,386	209
Real estate taxes, property-related taxes, and insurance	35,038	12,890	22,148	172%	22,283	(135)
Asset management fees to affiliate	20,044	9,943	10,101	102%	10,041	60
Real estate acquisition fees to affiliates	4,808	10,609	(5,801)	(55)%	(5,801)	—
Real estate acquisition fees and expenses	3,974	7,257	(3,283)	(45)%	(3,275)	(8)
General and administrative expenses	5,061	3,946	1,115	28%	n/a	n/a
Depreciation and amortization	118,014	61,385	56,629	92%	59,726	(3,097)
Interest expense	50,323	19,340	30,983	160%	25,435	5,548
Other interest income	104	273	(169)	(62)%	n/a	n/a
Income (loss) from discontinued operations	47	(121)	168	139%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2011 compared to the year ended December 31, 2010 related to real estate and real estate-related investments acquired or originated on or after January 1, 2010.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2011 compared to the year ended December 31, 2010 with respect to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements increased from $127.6 million for the year ended December 31, 2010 to $270.9 million for the year ended December 31, 2011, primarily as a result of acquisitions of real estate. The increase was partially offset by a $2.2 million net decrease in rental income and tenant reimbursements from properties held throughout both periods, which is primarily due to lease expirations subsequent to December 31, 2010.

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
Other operating income increased from $3.5 million for the year ended December 31, 2010 to $11.8 million for the year ended December 31, 2011 primarily as a result of the growth in our real estate portfolio. Other operating income consisted primarily of parking revenues related to properties held throughout both periods.
Operating, maintenance and management costs increased from $28.7 million for the year ended December 31, 2010 to $60.3 million for the year ended December 31, 2011, primarily as a result of the growth in our real estate portfolio.
Real estate taxes, property-related taxes and insurance increased from $12.9 million for the year ended December 31, 2010 to $35.0 million for the year ended December 31, 2011, primarily as a result of the growth in our real estate portfolio.
Asset management fees with respect to our real estate and real estate-related investments increased from $9.9 million for the year ended December 31, 2010 to $20.0 million for the year ended December 31, 2011, as a result of the growth in our real estate and real estate-related investment portfolio. All asset management fees incurred as of December 31, 2010 and 2011 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates decreased from $17.9 million for the year ended December 31, 2010 to $8.8 million for the year ended December 31, 2011 as a result of making fewer real estate acquisitions during the year ended December 31, 2011. We acquired 13 properties at an aggregate purchase price of $1.4 billion during the year ended December 31, 2010, one of which was subsequently sold during the year ended December 31, 2012. We acquired six properties and one portfolio of four individual properties at an aggregate purchase price of $636.2 million during the year ended December 31, 2011.
General and administrative expenses increased from $3.9 million for the year ended December 31, 2010 to $5.1 million for the year ended December 31, 2011 primarily due to higher dividend processing costs and a decrease in the fair value of contingent consideration related to certain rent guarantees, partially offset by a decrease in legal fees. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees.
Depreciation and amortization increased from $61.4 million for the year ended December 31, 2010 to $118.0 million for the year ended December 31, 2011, primarily due to the growth in our real estate portfolio. This increase was partially offset by a $3.1 million decrease from properties held throughout both periods primarily due to a decrease in amortization of tenant origination and absorption costs related to lease expirations subsequent to December 31, 2010.
Interest expense increased from $19.3 million for the year ended December 31, 2010 to $50.3 million for the year ended December 31, 2011. Included in interest expense is the amortization of deferred financing costs of $1.2 million and $2.8 million for the years ended December 31, 2010 and 2011, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real property investments subsequent to December 31, 2010 and an increase in the average loan balance on our properties held throughout both periods.
Funds from Operations and Modified Funds from Operations
We believe that FFO is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current NAREIT definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful‑life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. MFFO also excludes non-cash items such as straight-line rental revenue. Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark‑to‑market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

Our calculation of FFO and MFFO is presented in the table below for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2012	2011	2010
Net income	$48,374	$21,793	$5,508
Depreciation of real estate assets	53,521	45,528	20,814
Depreciation of real estate assets - discontinued operations	78	156	110
Amortization of lease-related costs	71,412	72,486	40,571
Amortization of lease-related costs - discontinued operations	134	269	191
Gain on early payoff of real estate loan receivable	(14,884)	—	—
Gain on sale of real estate, net	(2,471)	—	—
FFO	156,164	140,232	67,194
Straight-line rent and amortization of above- and below-market leases	(13,815)	(20,772)	(12,976)
Amortization of discounts and closing costs	(6,063)	(6,915)	(6,354)
Adjustment to valuation of contingent purchase consideration	(135)	463	(273)
Real estate acquisition fees and expenses to affiliates	—	4,808	10,609
Real estate acquisition fees and expenses	—	3,974	7,257
MFFO	$136,151	$121,790	$65,457
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows during 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$30,761	$0.160	$14,037	$16,746	$30,783	$29,556
Second Quarter 2012	30,916	0.162	14,552	16,813	31,365	38,021
Third Quarter 2012	31,119	0.164	14,535	16,567	31,102	31,000
Fourth Quarter 2012	31,178	0.164	14,477	16,334	30,811	30,092
	$123,974	$0.650	$57,601	$66,460	$124,061	$128,669
_____________________
(1) Distributions for the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2012 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. We have historically paid distributions for all record dates of a given month approximately 15 days following month end. However, commencing with distributions for November 2012 record dates (which were paid in December 2012), distributions are paid on or about the first business day of the following month.
For the year ended December 31, 2012, we paid aggregate distributions of $124.1 million, including $57.6 million of distributions paid in cash and $66.5 million of distributions reinvested through our dividend reinvestment plan. FFO and cash flows from operations during the year ended December 31, 2012 were $156.2 million and $128.7 million, respectively.  The FFO to distributions paid ratio was 126%, and the cash flows from operations to distributions paid ratio was 104%. See the reconciliation of FFO to net income above.

Over the long-term, we expect that substantially all of our distributions will continue to be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we have made in mortgage and other real estate-related loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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
We assess the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.

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
We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax years ended December 31, 2012, 2011, and 2010. As of December 31, 2012, returns for the calendar years 2007 through 2011 remain subject to examination by major tax jurisdictions.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 2, 2013, we paid distributions of $10.5 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2012 through December 31, 2012. On February 1, 2013, we paid distributions of $10.5 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2013 through January 31, 2013. On February 15, 2013, we paid distributions of $10.3 million, which related to distributions declared for stockholders of record as of the close of business on February 4, 2013. On March 1, 2013, we paid distributions of $9.5 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2013 through February 28, 2013.
Distributions Declared
On January 16, 2013, our board of directors declared distributions based on daily record dates for the period from March 1, 2013 through March 31, 2013, which we expect to pay in April 2013. On March 6, 2013, our board of directors declared distributions based on daily record dates for the period from April 1, 2013 through April 30, 2013, which we expect to pay in May 2013, and distributions based on daily record dates for the period from May 1, 2013 through May 31, 2013, which we expect to pay in June 2013. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in our now terminated primary initial public offering or a 6.3% annualized rate based on our December 18, 2012 estimated value per share of $10.29.
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Investments and Financings Subsequent to December 31, 2012
Purchase Agreement for Corporate Technology Centre
On February 28, 2013, we, through an indirect wholly owned subsidiary, entered into a purchase agreement to purchase eight office buildings totaling 615,233 square feet located on approximately 32.7 acres of land in San Jose, California (“Corporate Technology Centre”).  The seller is not affiliated with us or our advisor.  The contractual purchase price of Corporate Technology Centre is $239.0 million plus closing costs.  Pursuant to the purchase agreement, we would be obligated to purchase Corporate Technology Centre only after satisfaction of agreed upon closing conditions.  There can be no assurance that we will complete the acquisition.  As of March 6, 2013, we had made deposits of $7.2 million, and in some circumstances, if we fail to complete the acquisition, we may forfeit $7.2 million of earnest money. As of March 1, 2013, Corporate Technology Centre was 100% leased to five tenants.
U.S. Bank/TD Bank Credit Facility
On March 6, 2013, we, through certain indirect wholly owned subsidiaries (together, the “U.S. Bank/TD Bank Borrowers”), entered into a $235.0 million credit facility with U.S. Bank National Association and TD Bank, N.A. (together, the “U.S. Bank/TD Bank Lenders”). For more information, see Part II, Item 9B, “Other Information — U.S. Bank/TD Bank Credit Facility.”
Share Redemption Program
On March 6, 2013, our board of directors approved a sixth amended and restated share redemption program (the “Sixth Amended Share Redemption Program”). For more information, see Part II, Item 9B, “Other Information — Share Redemption Program.”

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

The table below summarizes the book values and the weighted‑average interest rates of our real estate loans receivable and notes payable for each category as of December 31, 2012 based on the maturity dates and the notional amounts and average pay and receive rates of our derivative instruments as of December 31, 2012 based on maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amount
	2013	2014	2015	2016	2017	Thereafter		Fair Value
Assets
Loans Receivable
Fixed Rate	$—	$32,673	$79,183	$—	$134,465	$14,519	$260,840	$302,835
Weighted-average annual effective interest rate (1)	—	9.8%	8.6%	—	12.0%	7.6%	10.5%
Variable Rate	$88,006	$—	$—	$—	$—	$—	$88,006	$87,310
Weighted-average annual effective interest rate (1)	7.0%	—	—	—	—	—	7.0%
Liabilities
Notes payable
Fixed Rate	$—	$93,850	$437,320	$—	$—	$—	$531,170	$545,914
Weighted-average interest rate	—	5.9%	4.1%	—	—	—	4.4%
Variable Rate	$58,000	$110,000	$185,000	$450,344	$—	$—	$803,344	$795,449
Weighted-average interest rate (2)	4.1%	5.1%	3.2%	3.6%	—	—	3.8%
Derivative Instruments
Interest rate swaps, nominal amount	$13,000	$289,800	$262,400	$88,950	$—	$—	$654,150	$17,129
Average pay rate (3)	1.3%	1.6%	1.6%	2.0%	—	—	1.6%
Average receive rate (4)	0.2%	0.2%	0.2%	0.2%	—	—	0.2%
_____________________
(1) The weighted‑average annual effective interest rate represents the effective interest rate at December 31, 2012, using the interest method, that we use to recognize interest income on our real estate loans receivable.
(2) The weighted‑average interest rate represents the actual interest rate in effect at December 31, 2012 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2012, where applicable.
(3) Average pay rate is the interest rate swap fixed rate.
(4) Average receive rate is the 30‑day LIBOR rate at December 31, 2012.
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2012, the fair value and carrying value of our fixed rate real estate loans receivable were $302.8 million and $260.8 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2012, the fair value of our fixed rate debt was $545.9 million and the carrying value of our fixed rate debt was $531.2 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt and loan receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $149.1 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $654.2 million of our variable rate debt. Based on interest rates as of December 31, 2012, if interest rates were 100 basis points higher during the 12 months ending December 31, 2013, interest expense on our variable rate debt would increase by $1.0 million. As of December 31, 2012, one-month LIBOR was 0.2087% and if this index was reduced to 0% during the 12 months ending December 31, 2013, interest expense on our variable rate debt would decrease by $59,000. As of December 31, 2012, we were exposed to market risks related to fluctuations in interest rates on our variable rate loan receivable outstanding with an outstanding principal balance of $87.5 million. An increase or decrease of 100 basis points in interest rates would have no impact on our future earnings and cash flows due to an interest rate floor on our variable rate loan receivable.
The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loan receivable as of December 31, 2012 were 10.5% and 7.0%, respectively. The weighted-average annual effective interest rate represents the effective interest rate as of December 31, 2012, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2012 were 4.4% and 3.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2012 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2012, where applicable.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) or 15d‑15(f) promulgated under the Securities Exchange Act of 1934, as amended.
In connection with the preparation of our Form 10‑K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control‑Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2012, all items required to be disclosed under Form 8‑K were reported under Form 8‑K.
U.S. Bank/TD Bank Credit Facility
On March 6, 2013, we, through the U.S. Bank/TD Bank Borrowers, entered into a three-year senior secured credit facility with the U.S. Bank/TD Bank Lenders, unaffiliated lenders, for borrowings of up to $235.0 million (the “U.S. Bank/TD Bank Credit Facility”), of which $141.0 million is non-revolving debt and $94.0 million is revolving debt. The U.S. Bank/TD Bank Credit Facility is secured by the 100 & 200 Campus Drive Buildings, Metropolitan Center and Willow Oaks Corporate Center. At closing, the $141.0 million non-revolving portion was funded and the $94.0 million revolving portion remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. We used $81.0 million of the proceeds funded at closing to repay the outstanding principal balances due under the 100 & 200 Campus Drive Mortgage Loan, the Metropolitan Center Mortgage Loan and the Willow Oaks Revolving Loan. Also, in connection with the repayment of these loans, we terminated the swap agreements with respect to eight swaps which were subject to an aggregate breakage fee of $1.1 million, which fee was paid with loan proceeds.
The U.S. Bank/TD Bank Credit Facility matures on March 1, 2016, with two one-year extension options, subject to certain terms and conditions contained in the loan documents.  For each calendar quarter, the interest rate on the U.S. Bank/TD Bank Credit Facility will be equal to (i) the applicable margin, which will be based on the borrowing base leverage ratio as determined pursuant to the loan agreement, and which will vary between 175 or 185 basis points, plus (ii) one-month LIBOR. Monthly payments are interest only with the entire principal balance and all outstanding interest and fees due at maturity. We will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions and possible fees contained in the loan documents.
On March 6, 2013, we, through the U.S. Bank/TD Bank Borrowers, also entered into four swap agreements to hedge the interest rate for certain portions of the U.S. Bank/TD Bank Credit Facility. Effectively, the interest rate on $85.1 million of the non-revolving debt has been fixed at 2.25% - 2.35% through March 1, 2016 and the interest rate on $55.9 million of the non‑revolving debt has been fixed at 2.46% - 2.56% through March 1, 2017, assuming we exercise the first of the two extension options.
KBS REIT Properties II, LLC, our separate wholly owned subsidiary through which we indirectly own all of our real estate assets (“KBS REIT Properties II”), is providing a guaranty of 25% of the outstanding principal amount due and payable under the U.S. Bank/TD Bank Credit Facility. KBS REIT Properties II is also providing a guaranty of: (i) certain monetary obligations relating to the above-referenced swap agreements; (ii) in certain circumstances, any amounts owed by the U.S. Bank/TD Bank Borrowers pursuant to the related environmental indemnity; and (iii) any deficiency, loss or damage suffered by the U.S. Bank/TD Bank Lenders resulting from (a) certain intentional acts committed by the U.S. Bank/TD Bank Borrowers and, in certain circumstances, KBS REIT Properties II, or (b) certain bankruptcy or insolvency proceedings involving the U.S. Bank/TD Bank Borrowers.
Share Redemption Program
On March 6, 2013, our board of directors approved the Sixth Amended Share Redemption Program. Pursuant to the Sixth Amended Share Redemption Program, we have modified how we will process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then we would redeem all of such stockholder’s shares. If we are redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.
There were no other changes to the share redemption program. The Sixth Amended Share Redemption Program will be effective for redemptions under the program 30 days after we file this Annual Report on Form 10-K. The complete plan document is filed as an exhibit to this Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.

PART III
We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsreitii.com.
The other information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-37 through F-39 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(b)    Exhibits
EXHIBIT LIST

Ex.	Description

3.1	Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.2
Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.2
Amended and Restated Dividend Reinvestment Plan, included as Appendix B to prospectus, incorporated by reference to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341

4.3	Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 21, 2012

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

99.2	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012

99.3	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 29, 2012

99.4	Fifth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 18, 2012

99.5	Sixth Amended and Restated Share Redemption Program

Ex.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust II, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule in Item 15(a), Schedule III‑Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust II, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 8, 2013

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Real estate:
Land	$265,197	$265,197
Buildings and improvements	1,992,264	1,984,485
Tenant origination and absorption costs	304,732	330,193
Total real estate held for investment, cost	2,562,193	2,579,875
Less accumulated depreciation and amortization	(270,538)	(183,130)
Total real estate held for investment, net	2,291,655	2,396,745
Real estate held for sale, net	—	9,643
Total real estate, net	2,291,655	2,406,388
Real estate loans receivable, net	348,846	358,778
Total real estate and real estate-related investments, net	2,640,501	2,765,166
Cash and cash equivalents	48,390	95,554
Rents and other receivables, net	57,349	41,427
Above-market leases, net	49,215	59,567
Deferred financing costs, prepaid expenses and other assets	26,495	24,502
Total assets	$2,821,950	$2,986,216
Liabilities and stockholders’ equity
Notes payable:
Notes payable	$1,334,514	$1,387,129
Notes payable related to real estate held for sale	—	6,141
Total notes payable	1,334,514	1,393,270
Accounts payable and accrued liabilities	20,416	23,228
Due to affiliate	168	—
Distributions payable	10,521	10,608
Below-market leases, net	26,519	34,779
Other liabilities	34,355	37,198
Total liabilities	1,426,493	1,499,083
Commitments and contingencies (Note 12)
Redeemable common stock	66,426	67,789
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 190,274,167 and 191,725,167 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	1,903	1,917
Additional paid-in capital	1,633,994	1,649,029
Cumulative distributions in excess of net income	(289,737)	(214,137)
Accumulated other comprehensive loss	(17,129)	(17,465)
Total stockholders’ equity	1,329,031	1,419,344
Total liabilities and stockholders’ equity	$2,821,950	$2,986,216
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$247,191	$223,861	$109,702
Tenant reimbursements	53,379	47,059	17,917
Interest income from real estate loans receivable	37,144	36,476	28,255
Other operating income	10,423	11,769	3,518
Total revenues	348,137	319,165	159,392
Expenses:
Operating, maintenance, and management	64,475	60,261	28,666
Real estate taxes and insurance	42,357	35,038	12,890
Asset management fees to affiliate	22,275	20,044	9,943
Real estate acquisition fees to affiliates	—	4,808	10,609
Real estate acquisition fees and expenses	—	3,974	7,257
General and administrative expenses	4,624	5,061	3,946
Depreciation and amortization	124,933	118,014	61,385
Interest expense	58,423	50,323	19,340
Total expenses	317,087	297,523	154,036
Other income:
Other interest income	28	104	273
Gain on early payoff of real estate loan receivable	14,884	—	—
Total other income	14,912	104	273
Income from continuing operations	45,962	21,746	5,629
Discontinued operations:
Gain on sale of real estate, net	2,471	—	—
Income (loss) from discontinued operations	(59)	47	(121)
Total income (loss) from discontinued operations	2,412	47	(121)
Net income	$48,374	$21,793	$5,508
Basic and diluted income per common share:
Continuing operations	$0.24	$0.11	$0.04
Discontinued operations	0.01	—	—
Net income per common share	$0.25	$0.11	$0.04
Weighted-average number of common shares outstanding, basic and diluted	190,787,460	189,555,551	125,894,756
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$48,374	$21,793	$5,508
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	336	(15,335)	(2,130)
Total other comprehensive income (loss)	336	(15,335)	(2,130)
Total comprehensive income	$48,710	$6,458	$3,378
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2009	93,167,161	$932	$810,006	$(36,376)	$—	$774,562
Net income	—	—	—	5,508	—	5,508
Other comprehensive loss	—	—	—	—	(2,130)	(2,130)
Issuance of common stock	85,838,625	858	852,417	—	—	853,275
Redemptions of common stock	(2,265,921)	(23)	(21,237)	—	—	(21,260)
Transfers to redeemable common stock	—	—	(22,046)	—	—	(22,046)
Distributions declared	—	—	—	(81,843)	—	(81,843)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(74,346)	—	—	(74,346)
Other offering costs	—	—	(7,391)	—	—	(7,391)
Balance, December 31, 2010	176,739,865	$1,767	$1,537,403	$(112,711)	$(2,130)	$1,424,329
Net income	—	—	—	21,793	—	21,793
Other comprehensive loss	—	—	—	—	(15,335)	(15,335)
Issuance of common stock	17,630,691	176	171,480	—	—	171,656
Redemptions of common stock	(2,645,389)	(26)	(25,669)	—	—	(25,695)
Transfers to redeemable common stock	—	—	(24,482)	—	—	(24,482)
Distributions declared	—	—	—	(123,219)	—	(123,219)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(8,864)	—	—	(8,864)
Other offering costs	—	—	(839)	—	—	(839)
Balance, December 31, 2011	191,725,167	$1,917	$1,649,029	$(214,137)	$(17,465)	$1,419,344
Net income	—	—	—	48,374	—	48,374
Other comprehensive income	—	—	—	—	336	336
Issuance of common stock	6,804,964	67	66,393	—	—	66,460
Redemptions of common stock	(8,255,964)	(81)	(82,737)	—	—	(82,818)
Transfers from redeemable common stock	—	—	1,329	—	—	1,329
Distributions declared	—	—	—	(123,974)	—	(123,974)
Other offering costs	—	—	(20)	—	—	(20)
Balance, December 31, 2012	190,274,167	$1,903	$1,633,994	$(289,737)	$(17,129)	$1,329,031
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$48,374	$21,793	$5,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	124,933	118,014	61,385
Discontinued operations	212	425	301
Noncash interest income on real estate-related investments	(6,063)	(6,915)	(6,354)
Deferred rent	(15,949)	(19,890)	(8,686)
Bad debt expense (recovery)	(30)	285	22
Amortization of above- and below-market leases, net	2,134	(882)	(4,290)
Amortization of deferred financing costs	3,240	2,857	1,165
Change in fair value of contingent consideration	(135)	463	(273)
Gain on early payoff of real estate loan receivable	(14,884)	—	—
Gain on sale of real estate, net	(2,471)	—	—
Changes in operating assets and liabilities:
Rents and other receivables	(337)	(1,303)	(11,897)
Prepaid expenses and other assets	(8,251)	(5,962)	(7,573)
Accounts payable and accrued liabilities	269	(78)	17,648
Due to affiliate	168	—	—
Other liabilities	(2,541)	4,419	12,567
Net cash provided by operating activities	128,669	113,226	59,523
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(636,222)	(1,389,288)
Improvements to real estate	(20,586)	(22,356)	(9,367)
Proceeds from sale of real estate	12,217	—	—
Investments in real estate loans receivable	(55,339)	(15,608)	(287,104)
Principal repayments on real estate loans receivable	1,288	504	—
Proceeds from the early payoff of real estate loan receivable	84,930	—	87,500
Net cash provided by (used in) investing activities	22,510	(673,682)	(1,598,259)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	546,998	717,422
Transfer of financial asset	—	45,000	—
Principal payments on notes payable	(58,756)	(26,885)	(32,910)
Payments of deferred financing costs	(91)	(6,916)	(7,153)
Contingent consideration related to acquisition of real estate	—	—	(3,663)
Return of contingent consideration related to acquisition of real estate	943	1,514	873
Proceeds from issuance of common stock	—	103,867	809,969
Payments to redeem common stock	(82,818)	(25,695)	(21,260)
Payments of commissions on stock sales and related dealer manager fees	—	(8,864)	(74,348)
Payments of other offering costs	(20)	(1,421)	(7,231)
Distributions paid to common stockholders	(57,601)	(54,001)	(34,371)
Net cash (used in) provided by financing activities	(198,343)	573,597	1,347,328
Net increase (decrease) in cash and cash equivalents	(47,164)	13,141	(191,408)
Cash and cash equivalents, beginning of period	95,554	82,413	273,821
Cash and cash equivalents, end of period	$48,390	$95,554	$82,413
Supplemental Disclosure of Cash Flow Information:
Interest paid	$55,406	$46,263	$15,773
Supplemental Disclosure of Noncash Transactions:
Increase (decrease) in distributions payable	$(87)	$1,429	$4,166
Increase in lease commissions payable	$—	$565	$110
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$66,460	$67,789	$43,306
Increase in redeemable common stock payable	$34	$—	$—
Increase in accrued improvements to real estate	$—	$2,715	$3,960
Mortgage debt assumed on real estate acquisition	$—	$—	$16,985
Increase in lease incentives payable	$—	$—	$4,086
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of December 31, 2012, the Company owned 26 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. As of December 31, 2012, the Company had sold 20,939,692 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $200.7 million. Also as of December 31, 2012, the Company had redeemed 13,367,157 shares sold in the Offering for $131.7 million.

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
Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  In addition, the Company disposed of one industrial property during the year ended December 31, 2012.  As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

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
December 31, 2012

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
The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.
The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2012, 2011 and 2010.
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
As of December 31, 2012, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the years ended December 31, 2012, 2011 and 2010. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
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
December 31, 2012

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
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2012. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations.
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
Transfer of Financial Assets
The Company accounts for transfers of real estate loans receivable to unrelated entities in accordance with Accounting Standards Codification 860, Transfers and Servicing (“ASC 860”). When a real estate loan receivable is divided into multiple tranches and one or more of the tranches is transferred to an unrelated third party, the Company determines if each of the tranches of the loan would qualify as participating interests. If the tranches do not qualify as participating interests, the Company would account for the transfer as a secured borrowing with a pledge of collateral. As a result, the Company would continue to report the transferred financial asset in the Company’s consolidated balance sheet and recognize interest income on the entire note. Proceeds from the transferee are treated as a secured borrowing and recorded as a note payable. Interest income allocated to the transferee is also recorded as interest expense on the Company’s consolidated statement of operations.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Redeemable Common Stock
The Company has a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances. The Company adopted three amendments to the share redemption program in 2012.
On May 16, 2012, the Company’s board of directors approved a third amended and restated share redemption program, which became effective on June 17, 2012 (the “Third Amended and Restated Share Redemption Program”), and the terms of which apply to redemptions made on or after the June 29, 2012 Redemption Date (as defined), unless the terms were subsequently amended.
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

On June 28, 2012, the Company’s board of directors approved a fourth amended and restated share redemption program, which became effective on July 29, 2012 (the “Fourth Amended and Restated Share Redemption Program”). The Fourth Amended and Restated Share Redemption Program specifically provided additional funding as follows:
During calendar year 2012, the Company could redeem only the number of shares that it could purchase with (i) the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year plus (ii) an additional $15.0 million. In addition, beginning with the July 31, 2012 Redemption Date (as defined), and for the remainder of calendar year 2012, once the amounts available for all redemptions provided for in the preceding sentence were exhausted, an additional $5.0 million became available to fund redemptions sought in connection with a stockholder’s death, qualifying disability or determination of incompetence. Notwithstanding the above, the Company could not redeem more than $3.0 million of shares in the aggregate each month; provided that (i) this $3.0 million monthly limitation did not apply to any redemptions of shares eligible for the July 31, 2012 Redemption Date and (ii) this $3.0 million monthly limitation excluded shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence.
The terms of the Fourth Amended and Restated Share Redemption Program apply to all redemptions processed on or after the July 31, 2012 Redemption Date, unless the terms were subsequently amended.
On October 17, 2012, the Company’s board of directors approved a fifth amended and restated share redemption program, which became effective on November 17, 2012 (the “Fifth Amended and Restated Share Redemption Program”). The Fifth Amended and Restated Share Redemption Program removed the $3.0 million monthly limitation for ordinary redemptions for shares eligible for the November 2012 and December 2012 Redemption Dates (as defined). Ordinary redemptions are all redemptions other than those sought in connection with a stockholder’s death, qualifying disability or determination of incompetence.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Pursuant to the Third, Fourth and Fifth Amended and Restated Share Redemption Programs, redemptions made in connection with a stockholder’s death, qualifying disability or determination of incompetence will be and were made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable Redemption Date, and the price at which the Company will redeem and has redeemed all other shares eligible for redemption is as follows:

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
On December 19, 2011, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.11 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2011. For Redemption Dates from January 2012 through May 2012, the redemption price for all stockholders whose shares were eligible for redemption was $10.11 (unaudited) per share. Beginning with the June 2012 Redemption Date, the redemption price was as described above.
On December 18, 2012, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.29 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2012. The change in the redemption price, which is calculated based on the most recent estimated value per share, was effective for the December 2012 Redemption Date, which was December 31, 2012.
The estimated value per share was based upon the recommendation and valuation of the Advisor. The Financial Industry Regulatory Authority rules, which prompted the valuation, provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the Advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of the Company’s assets and liabilities according to GAAP.
The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Company currently expects to engage the Advisor and/or an independent valuation firm to update the estimated value per share in December 2013, but is not required to update the estimated value per share more frequently than every 18 months.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The Company limits the dollar value of shares that may be redeemed under the share redemption program as described above. For the year ended December 31, 2012, the Company redeemed $82.8 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2012 Redemption Date, except for 3,324 shares due to the limitations discussed above. The Company recorded $34,000 of other liabilities on the accompanying consolidated balance sheets related to these unfulfilled redemption requests. Effective January 2013, these limitations were reset and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, the Company has $66.5 million available for all eligible redemptions in 2013, subject to the limitations described above, including the monthly limitation for ordinary redemptions. The Company redeemed 380 and 91 shares related to the outstanding and unfulfilled redemption requests as of December 31, 2012 on the January and February 2013 Redemption Dates, respectively.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the years ended December 31, 2012, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs. See Note 9, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement.
Selling Commissions and Dealer Manager Fees
Through April 29, 2010, the Company paid the Dealer Manager up to 6.0% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. Effective April 30, 2010, the Company paid the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee were paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallowed 100% of sales commissions earned to participating broker‑dealers. The Dealer Manager also reallowed certain participating broker‑dealers up to 1% of the gross offering proceeds attributable to that participating broker‑dealer as a marketing fee and, in special cases, the Dealer Manager increased the reallowance.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company was and is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. The Company ceased offering shares in its primary offering on December 31, 2010 and terminated the primary offering on March 22, 2011. The Company continues to offer shares of common stock under its dividend reinvestment plan.
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2012, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.
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
December 31, 2012

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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, returns for the calendar years 2007 through 2011 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2012, 2011 and 2010, respectively.
Distributions declared per common share were $0.650 for the years ended December 31, 2012, 2011 and 2010, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2010 through February 28, 2012 and March 1, 2012 through December 31, 2012 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 10, “Segment Information.”
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate and real estate‑related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU No. 2011-11 requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of GAAP and those that prepare their financial statements in accordance with IFRS and to enable users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity’s financial statements. The Company does not expect the adoption of ASU No. 2011-11 will have a material impact to its consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45, Balance Sheet - Other Presentation Matters, or ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters, or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU No. 2013-01 will have a material impact to its consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts, such as when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 31, 2012. The Company does not expect the adoption of ASU No. 2013-02 will have a material impact to its consolidated financial statements.

3.	REAL ESTATE
As of December 31, 2012, the Company’s real estate portfolio was composed of 20 office properties, one office/flex property, a portfolio of four industrial properties, one industrial property and a leasehold interest in one industrial property, encompassing in the aggregate approximately 11.1 million rentable square feet. As of December 31, 2012, the Company’s real estate portfolio was 94% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2012 and 2011 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
As of December 31, 2012:
Office	$254,897	$1,903,298	$286,291	$2,444,486
Industrial (1)	10,300	88,966	18,441	117,707
Total real estate, cost	$265,197	$1,992,264	$304,732	$2,562,193
Accumulated depreciation and amortization	—	(173,917)	(96,621)	(270,538)
Net Amount	$265,197	$1,818,347	$208,111	$2,291,655
As of December 31, 2011:
Office	$254,897	$1,895,573	$311,534	$2,462,004
Industrial (1)	10,300	88,912	18,659	117,871
Total real estate, cost	$265,197	$1,984,485	$330,193	$2,579,875
Accumulated depreciation and amortization	—	(109,948)	(73,182)	(183,130)
Net Amount	$265,197	$1,874,537	$257,011	$2,396,745
_____________________
(1) Includes an investment in the rights to a ground lease. The ground lease expires in February 2050.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

As of December 31, 2012, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$571,108	20.2%	$45,304	$34.77	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2012, the leases had remaining terms, excluding options to extend, of up to 16.2 years with a weighted-average remaining term of 6.1 years. The leases may have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.2 million and $4.2 million as of December 31, 2012 and 2011, respectively.
During the years ended December 31, 2012, 2011 and 2010, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $15.9 million, $19.9 million and $8.7 million, respectively. As of December 31, 2012 and 2011, the cumulative deferred rent balance was $53.5 million and $37.1 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.3 million and $5.3 million of unamortized lease incentives as of December 31, 2012 and 2011, respectively.
As of December 31, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2013	$230,848
2014	223,452
2015	200,995
2016	184,255
2017	163,975
Thereafter	741,633
$1,745,158

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

As of December 31, 2012, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	57	$50,976	20.8%
Finance	87	49,785	20.3%
		$100,761	41.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the year ended December 31, 2012, the Company reduced its bad debt expense reserve and recorded a net recovery of bad debt related to its tenant receivables of $30,000. During the years ended December 31, 2011 and 2010, the Company recorded bad debt expense related to its tenant receivables of $0.3 million and $22,000, respectively. As of December 31, 2012 and 2011, the Company had a bad debt expense reserve of approximately $0.1 million and $0.3 million, respectively, which represents less than 1% of its annualized base rent.
As of December 31, 2012, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
Kirkland & Ellis	300 N. LaSalle Building	Legal Services	687,857	6.2%	$25,347	10.4%	$36.85	2/28/2029
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2012 and does not take into account any tenant renewal or termination options.
Geographic Concentration Risk
As of December 31, 2012, the Company’s net investments in real estate in Illinois, New Jersey and California represented 20.2%, 15.8% and 11.3% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, New Jersey and California real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
In addition, the Company’s investment in the 300 N. LaSalle Building, located in Chicago, Illinois, represented 20.2% of the Company’s total assets and 19.9% of the Company’s total revenues as of December 31, 2012. As a result of this investment, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Recent Disposition
Hartman Business Center II
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
For the years ended December 31, 2012, 2011 and 2010, Hartman II had revenues of $0.5 million, $1.0 million and $0.7 million, respectively. For the years ended December 31, 2012, 2011 and 2010, Hartman II had expenses of $0.6 million, $0.9 million and $0.9 million, respectively.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of December 31, 2012 and 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2012	2011	2012	2011	2012	2011
Cost	$304,732	$330,193	$70,176	$69,459	$(46,607)	$(50,455)
Accumulated Amortization	(96,621)	(73,181)	(20,961)	(9,892)	20,088	15,676
Net Amount	$208,111	$257,012	$49,215	$59,567	$(26,519)	$(34,779)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Amortization	$(48,900)	$(51,448)	$(28,837)	$(10,353)	$(8,007)	$(2,407)	$8,261	$8,972	$6,756
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2012 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2013	$(38,113)	$(7,950)	$6,713
2014	(31,877)	(6,664)	5,885
2015	(25,077)	(5,208)	4,276
2016	(21,531)	(4,883)	2,968
2017	(18,492)	(3,984)	1,847
Thereafter	(73,021)	(20,526)	4,830
	$(208,111)	$(49,215)	$26,519
Weighted-Average Remaining Amortization Period	8.7 years	10.4 years	6.0 years

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

5.	REAL ESTATE LOANS RECEIVABLE
As of December 31, 2012 and 2011, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2012 (1)	Book Value as of December 31, 2012 (2)	Book Value as of December 31, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
One Liberty Plaza Notes
New York, New York	02/11/2009	Office	Mortgage	$113,209	$81,163	$77,637	6.1%	15.0%	08/06/2017
Tuscan Inn First Mortgage Origination
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	19,973	19,878	8.3%	9.0%	01/21/2015
Chase Tower First Mortgage Origination
Austin, Texas	01/25/2010	Office	Mortgage	59,200	59,210	59,214	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (5)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	32,673	32,673	32,673	(5)	9.8%	07/01/2014
One Kendall Square First Mortgage Origination (6)
Cambridge, Massachusetts	11/22/2010	Mixed-use Facility	Mortgage Participation	87,500	88,006	88,525	(6)	7.0%	12/01/2013
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	14,500	14,519	14,522	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage (7)
Reston, Virginia	01/17/2012	Office	Mortgage	53,260	53,302	—	7.5%	7.6%	02/01/2017
Northern Trust Building A-Note (8)
San Diego, California	12/31/2008	Office	A-Note	—	—	66,329	(8)	(8)	(8)
				$380,542	$348,846	$358,778
_____________________
(1) Outstanding principal balance as of December 31, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of December 31, 2012.
(4) Maturity dates are as of December 31, 2012; subject to certain conditions, the maturity dates of certain real estate loans receivable may be extended beyond the maturity date shown.
(5) As of December 31, 2012, $32.7 million had been disbursed under the Pappas Commerce First Mortgage. Interest on the first mortgage is calculated at a fixed rate of 9.5%. Outstanding principal balance also includes a protective advance of $0.8 million made on June 22, 2011 to cover property taxes and to fund the tax and insurance reserve account. Interest on the protective advance is calculated at a fixed rate of 14.5%.
(6) The One Kendall Square First Mortgage bears interest at a floating rate of 550 basis points over one-month LIBOR, but at no point shall the interest rate be less than 7.5%.
(7) As of December 31, 2012, $53.3 million had been disbursed under the Summit I & II First Mortgage and another $5.5 million remained available for future fundings, subject to certain conditions set forth in the loan agreement.
(8) See “— Recent Transactions - Northern Trust Building A-Note & B-Note”.
The following summarizes the activity related to the real estate loans receivable for the year ended December 31, 2012 (in thousands):

Real estate loans receivable - December 31, 2011	$358,778
Face value of real estate loans receivable originated and acquired	63,560
Discount on real estate loan receivable acquired	(8,300)
Principal repayment received on real estate loan receivable	(1,288)
Early payoff of Northern Trust Building A-Note and B-Note	(70,046)
Accretion of discounts on purchased real estate loans receivable	6,620
Closing costs and origination fees on origination of real estate loan receivable	79
Amortization of closing costs and origination fees on real estate loans receivable	(557)
Real estate loans receivable - December 31, 2012	$348,846

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

For the years ended December 31, 2012, 2011 and 2010, interest income from real estate loans receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Contractual interest income	$31,081	$29,561	$21,901
Accretion of purchase discounts	6,620	7,441	6,470
Amortization of closing costs and origination fees	(557)	(526)	(116)
Interest income from real estate loans receivable	$37,144	$36,476	$28,255
As of December 31, 2012 and 2011, interest receivable from real estate loans receivable was $2.3 million and $2.4 million, respectively, and was included in rents and other receivables.
The following is a schedule of maturities for all real estate loans receivable outstanding as of December 31, 2012 (in thousands):

	Current Maturity (1)		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value	Face Value (Funded)	Book Value
2013	$87,500	$88,006	$—	$—
2014	32,673	32,673	32,673	32,673
2015	79,400	79,183	166,900	167,189
2016	—	—	—	—
2017	166,469	134,465	166,469	134,465
Thereafter	14,500	14,519	14,500	14,519
	$380,542	$348,846	$380,542	$348,846
_____________________
(1) The schedule of current maturities above represents the contractual maturity dates and outstanding balances as of December 31, 2012. Certain of the real estate loans receivable have extension options available to the borrowers, subject to certain conditions, that have been reflected in the schedule of fully extended maturities.
Recent Transactions
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

6.	NOTES PAYABLE
As of December 31, 2012 and 2011, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of December 31, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of December 31, 2012(1)	Effective Interest Rate as of December 31, 2012 (1)	Payment Type	Maturity Date (2)
100 & 200 Campus Drive Mortgage Loan (3)	$55,000	$55,000	One-month LIBOR + 3.25%	5.1%	Interest Only	02/26/2014
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	Interest Only	04/10/2014
Portfolio Revolving Loan Facility (4)	55,000	55,000	One-month LIBOR + 3.00% (4)	5.2%	Interest Only	04/30/2014
Willow Oaks Revolving Loan (5)	13,000	13,000	(5)	4.3%	Interest Only	08/01/2013
300 N. LaSalle Building Mortgage Loan	350,000	350,000	4.25%	4.3%	Interest Only	08/01/2015
Union Bank Plaza Mortgage Loan (6)	105,000	105,000	One-month LIBOR + 1.75%	3.5%	Interest Only	09/15/2015
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Loan (7)	341,544	348,300	One-month LIBOR + 2.15%	3.7%	Interest Only	01/27/2016
One Kendall Square Borrowing (8)	45,000	45,000	One-month LIBOR + 2.50%	4.0%	Interest Only	12/01/2013
601 Tower Mortgage Loan (9)	16,320	16,320	(9)	3.5%	Interest Only	06/03/2015
CityPlace Tower Mortgage Loan	71,000	71,000	3.59%	3.6%	Interest Only	08/01/2015
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Metropolitan Center Mortgage Loan (10)	13,000	65,000	One-month LIBOR + 2.20%	3.2%	Interest Only	01/01/2016
CIBC Portfolio Mortgage Loan (11)	76,000	76,000	One-month LIBOR + 2.75%	3.0%	Interest Only	01/01/2016
	$1,334,514	$1,393,270
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2012. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2012 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates), using interest rate indices as of December 31, 2012, where applicable. For further information regarding the Company’s derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2012; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) As of December 31, 2012, $55.0 million had been disbursed to the Company and $9.6 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(4) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. As of December 31, 2012, $55.0 million of principal was outstanding and $45.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.25%; however, there is no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years or any shorter term expiring on the maturity date. The Portfolio Revolving Loan Facility is secured by Mountain View Corporate Center, the 350 E. Plumeria Building, the Pierre Laclede Center and One Main Place.
(5) On July 26, 2010, the Company entered into a three-year $65.0 million revolving loan. As of December 31, 2012, $13.0 million had been disbursed to the Company and $52.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month, three-month or six-month LIBOR, but at no point during the initial term may the interest rate be less than 4.5% for portions of the loan that are not subject to a swap contract.
(6) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of December 31, 2012, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
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
(9) On June 6, 2011, the Company entered into a four-year $32.6 million revolving credit loan. As of December 31, 2012, $16.3 million had been disbursed to the Company under the mortgage loan facility and $16.3 million remained available for future disbursements under the revolving loan facility, subject to certain conditions set forth in the loan agreement. The interest rate on the $16.3 million outstanding as of December 31, 2012 was calculated at a fixed rate of 3.54% per annum. The interest rate on the $16.3 million available for future disbursements as of December 31, 2012 would be calculated at a variable rate of 220 basis points over one-month LIBOR.
(10) On December 16, 2011, the Company entered into a four-year $65.0 million mortgage loan, of which $52.0 million is revolving. In June 2012, the Company paid down $52.0 million under the revolving portion of the loan. As of December 31, 2012, $13.0 million had been disbursed to the Company under the mortgage loan and $52.0 million under the revolving portion of the loan remained available for future disbursements, subject to certain conditions set forth in the loan agreement.
(11) The CIBC Portfolio Mortgage Loan is secured by the Tuscan Inn First Mortgage Origination, the Chase Tower First Mortgage Origination, the Pappas Commerce First Mortgage Origination and the Sheraton Charlotte Airport Hotel First Mortgage.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

As of December 31, 2012 and 2011, the Company’s deferred financing costs were $7.0 million and $10.2 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the years ended December 31, 2012, 2011 and 2010, the Company incurred $58.4 million, $50.3 million and $19.3 million of interest expense, respectively. As of December 31, 2012 and 2011, $4.3 million and $4.3 million, respectively, of interest expense were payable. Included in interest expense for the years ended December 31, 2012, 2011 and 2010 were $3.2 million, $2.8 million and $1.2 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $9.2 million, $8.2 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The following is a schedule of maturities for all notes payable outstanding as of December 31, 2012 (in thousands):

2013	$58,000
2014	203,850
2015	622,320
2016	450,344
2017	—
Thereafter	—
$1,334,514
Certain of the Company’s notes payable contain financial debt covenants. As of December 31, 2012, the Company was in compliance with these debt covenants.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of December 31, 2012 and 2011. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	December 31, 2012	December 31, 2011
Interest Rate Swap	02/26/2010	02/26/2014	$10,000	One-month LIBOR/ Fixed at 2.30%	$(239)	$(370)
Interest Rate Swap	02/26/2010	02/26/2014	10,000	One-month LIBOR/ Fixed at 2.30%	(239)	(370)
Interest Rate Swap (1)	04/30/2010	04/30/2014	55,000	One-month LIBOR/ Fixed at 2.17%	(1,214)	(1,853)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(43)	(84)
Interest Rate Swap	07/26/2010	08/01/2013	6,500	One-month LIBOR/ Fixed at 1.33%	(43)	(84)
Interest Rate Swap	09/15/2010	09/15/2015	105,000	One-month LIBOR/ Fixed at 1.70%	(3,788)	(3,372)
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(262)	(360)
Interest Rate Swap	12/15/2010	02/26/2014	17,500	One-month LIBOR/ Fixed at 1.53%	(262)	(360)
Interest Rate Swap	12/16/2010	01/01/2016	19,800	One-month LIBOR/ Fixed at 2.39%	(1,166)	(1,159)
Interest Rate Swap	12/20/2010	06/16/2015	69,000	One-month LIBOR/ Fixed at 1.94%	(2,700)	(2,726)
Interest Rate Swap	02/01/2011	01/01/2016	56,150	One-month LIBOR/ Fixed at 2.16%	(2,929)	(2,790)
Interest Rate Swap	02/01/2011	02/01/2015	8,400	One-month LIBOR/ Fixed at 1.75%	(254)	(270)
Interest Rate Swap	02/01/2011	02/01/2014	80,150	One-month LIBOR/ Fixed at 1.29%	(928)	(1,220)
Interest Rate Swap	03/08/2011	02/01/2014	85,900	One-month LIBOR/ Fixed at 1.45%	(1,147)	(1,597)
Interest Rate Swap	03/10/2011	02/01/2014	13,750	One-month LIBOR/ Fixed at 1.32%	(164)	(218)
Interest Rate Swap	12/01/2011	12/01/2015	80,000	One-month LIBOR/ Fixed at 1.04%	(1,547)	(588)
Interest Rate Swap	01/01/2012	01/01/2016	7,800	One-month LIBOR/ Fixed at 1.02%	(145)	(44)
Interest Rate Swap	02/01/2012	01/01/2016	5,200	One-month LIBOR/ Fixed at 0.77%	(59)	—
Total derivatives designated as hedging instruments			$654,150		$(17,129)	$(17,465)
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized gains (losses) of $0.3 million, $(15.3) million and $(2.1) million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the years ended December 31, 2012, 2011 and 2010, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $9.2 million, $8.2 million and $1.6 million of interest expense related to the effective portion of cash flow hedges during the years ended December 31, 2012, 2011 and 2010, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the years ended December 31, 2012, 2011 and 2010, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense totaled $9.1 million as of December 31, 2012 and was included in accumulated other comprehensive income (loss).

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined by a third-party expert using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of December 31, 2012 and 2011, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$380,542	$348,846	$390,145	$423,069	$358,778	$428,895
Financial liabilities:
Notes payable	$1,334,514	$1,334,514	$1,341,363	$1,393,270	$1,393,270	$1,398,491
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
During the year ended December 31, 2012, the Company measured the following liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$(17,129)	$—	$(17,129)	$—

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the years ended December 31, 2012, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2012, 2011 and 2010, respectively, and any related amounts payable as of December 31, 2012 and 2011 (in thousands):

	Incurred			Payable as of
	Year Ended December 31,			December 31,
	2012	2011	2010	2012	2011
Expensed
Asset management fees (1)	$22,316	$20,127	$10,005	$—	$—
Reimbursement of operating expenses (2)	271	55	35	168	—
Acquisition fees	—	4,808	10,692	—	—
Disposition fees (3)	968	—	—	—	—
Additional Paid-in Capital
Selling commissions	—	5,748	49,277	—	—
Dealer manager fees	—	3,116	25,069	—	—
Reimbursable other offering costs	—	283	4,133	—	—
Capitalized
Origination fees	608	145	2,865	—	—
Disposition fees (3)	—	450	—	—	—
	$24,163	$34,732	$102,076	$168	$—
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $41,000, $83,000 and $62,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $103,000, $55,000 and $35,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and were the only employee costs reimbursed under the Advisory Agreement through December 31, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
December 31, 2012

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The following tables summarize total revenues and NOI for each reportable segment for the years ended December 31, 2012, 2011 and 2010 and total assets and total liabilities for each reportable segment as of December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
Real estate segment (1)	$310,993	$282,689	$131,137
Real estate-related segment	37,144	36,476	28,255
Total segment revenues	$348,137	$319,165	$159,392

Interest Expense:
Real estate segment (1)	$53,124	$47,929	$18,192
Real estate-related segment	4,601	1,496	—
Total segment interest expense	57,725	49,425	18,192
Corporate-level	698	898	1,148
Total interest expense	$58,423	$50,323	$19,340

NOI:
Real estate segment (1)	$131,155	$121,719	$63,257
Real estate-related segment	30,150	32,678	26,444
Total NOI	$161,305	$154,397	$89,701

	December 31,
	2012	2011
Assets:
Real estate segment	$2,441,112	$2,543,179
Real estate-related segment	352,377	362,632
Total segment assets	2,793,489	2,905,811
Real estate held for sale	—	9,643
Corporate-level (2)	28,461	70,762
Total assets	$2,821,950	$2,986,216
Liabilities:
Real estate segment	$1,293,854	$1,360,432
Real estate-related segment	121,332	121,250
Total segment liabilities	1,415,186	1,481,682
Real estate held for sale	—	6,141
Corporate-level (3)	11,307	11,260
Total liabilities	$1,426,493	$1,499,083
_____________________
(1) Amounts do not include real estate held for sale and discontinued operations.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $28.2 million and $70.4 million as of December 31, 2012 and 2011, respectively.
(3) As of December 31, 2012 and 2011, corporate-level liabilities consisted primarily of distributions payable.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The following table reconciles the Company’s net income to its NOI for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income	$48,374	$21,793	$5,508
Other interest income	(28)	(104)	(273)
Gain on early payoff of real estate loan receivable	(14,884)	—	—
Real estate acquisition fees to affiliates	—	4,808	10,609
Real estate acquisition fees and expenses	—	3,974	7,257
General and administrative expenses	4,624	5,061	3,946
Depreciation and amortization	124,933	118,014	61,385
Corporate-level interest expense	698	898	1,148
Total (income) loss from discontinued operations	(2,412)	(47)	121
NOI	$161,305	$154,397	$89,701

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$89,258	89,076	86,350	83,453
Net income	10,463	26,985	7,149	3,777
Net income per common share, basic and diluted	0.05	0.14	0.04	0.02
Distributions declared per common share (1)	0.160	0.162	0.164	0.164

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$73,133	80,727	82,317	82,988
Net income	2,157	6,925	8,079	4,632
Net income per common share, basic and diluted	0.01	0.04	0.04	0.02
Distributions declared per common share (1)	0.160	0.162	0.164	0.164
____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective period from January 1, 2011 through December 31, 2012. Each day during the period from January 1, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2012 was a record date for distributions. Distributions were calculated at a rate of $0.00178082 per share per day.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2012.
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
Distributions Paid
On January 2, 2013, the Company paid distributions of $10.5 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2012 through December 31, 2012. On February 1, 2013, the Company paid distributions of $10.5 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2013 through January 31, 2013. On February 15, 2013, the Company paid distributions of $10.3 million, which related to distributions declared for stockholders of record as of the close of business on February 4, 2013. On March 1, 2013, the Company paid distributions of $9.5 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2013 through February 28, 2013.
Distributions Declared
On January 16, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from March 1, 2013 through March 31, 2013, which the Company expects to pay in April 2013. On March 6, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2013 through April 30, 2013, which the Company expects to pay in May 2013, and distributions based on daily record dates for the period from May 1, 2013 through May 31, 2013, which the Company expects to pay in June 2013. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in the Company’s now terminated primary initial public offering or a 6.3% annualized rate based on the Company’s December 18, 2012 estimated value per share of $10.29.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Investments and Financings Subsequent to December 31, 2012
Purchase Agreement for Corporate Technology Centre
On February 28, 2013, the Company, through an indirect wholly owned subsidiary, entered into a purchase agreement to purchase eight office buildings totaling 615,233 square feet located on approximately 32.7 acres of land in San Jose, California (“Corporate Technology Centre”).  The seller is not affiliated with the Company or its advisor.  The contractual purchase price of Corporate Technology Centre is $239.0 million plus closing costs.  Pursuant to the purchase agreement, the Company would be obligated to purchase Corporate Technology Centre only after satisfaction of agreed upon closing conditions.  There can be no assurance that the Company will complete the acquisition.  As of March 6, 2013, the Company had made deposits of $7.2 million, and in some circumstances, if it fails to complete the acquisition, the Company may forfeit $7.2 million of earnest money. As of March 1, 2013, Corporate Technology Centre was 100% leased to five tenants.
U.S. Bank/TD Bank Credit Facility
On March 6, 2013, the Company, through certain indirect wholly owned subsidiaries (together, the “U.S. Bank/TD Bank Borrowers”), entered into a three-year senior secured credit facility with U.S. Bank National Association and TD Bank, N.A. (together, the “U.S. Bank/TD Bank Lenders”), unaffiliated lenders, for borrowings of up to $235.0 million (the “U.S. Bank/TD Bank Credit Facility”), of which $141.0 million is non-revolving debt and $94.0 million is revolving debt. The U.S. Bank/TD Bank Credit Facility is secured by the 100 & 200 Campus Drive Buildings, Metropolitan Center and Willow Oaks Corporate Center. At closing, the $141.0 million non-revolving portion was funded and the $94.0 million revolving portion remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Company used $81.0 million of the proceeds funded at closing to repay the outstanding principal balances due under the 100 & 200 Campus Drive Mortgage Loan, the Metropolitan Center Mortgage Loan and the Willow Oaks Revolving Loan. Also, in connection with the repayment of these loans, the Company terminated the swap agreements with respect to eight swaps which were subject to an aggregate breakage fee of $1.1 million, which fee was paid with loan proceeds.
The U.S. Bank/TD Bank Credit Facility matures on March 1, 2016, with two one-year extension options, subject to certain terms and conditions contained in the loan documents.  For each calendar quarter, the interest rate on the U.S. Bank/TD Bank Credit Facility will be equal to (i) the applicable margin, which will be based on the borrowing base leverage ratio as determined pursuant to the loan agreement, and which will vary between 175 or 185 basis points, plus (ii) one-month LIBOR. Monthly payments are interest only with the entire principal balance and all outstanding interest and fees due at maturity. The Company will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions and possible fees contained in the loan documents.
On March 6, 2013, the Company, through the U.S. Bank/TD Bank Borrowers, also entered into four swap agreements to hedge the interest rate for certain portions of the U.S. Bank/TD Bank Credit Facility. Effectively, the interest rate on $85.1 million of the non-revolving debt has been fixed at 2.25% - 2.35% through March 1, 2016 and the interest rate on $55.9 million of the non-revolving debt has been fixed at 2.46% - 2.56% through March 1, 2017, assuming the Company exercises the first of its two extension options.
KBS REIT Properties II, LLC, the Company’s separate wholly owned subsidiary through which the Company indirectly owns all of its real estate assets (“KBS REIT Properties II”), is providing a guaranty of 25% of the outstanding principal amount due and payable under the U.S. Bank/TD Bank Credit Facility. KBS REIT Properties II is also providing a guaranty of: (i) certain monetary obligations relating to the above-referenced swap agreements; (ii) in certain circumstances, any amounts owed by the U.S. Bank/TD Bank Borrowers pursuant to the related environmental indemnity; and (iii) any deficiency, loss or damage suffered by the U.S. Bank/TD Bank Lenders resulting from (a) certain intentional acts committed by the U.S. Bank/TD Bank Borrowers and, in certain circumstances, KBS REIT Properties II, or (b) certain bankruptcy or insolvency proceedings involving the U.S. Bank/TD Bank Borrowers.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Share Redemption Program
On March 6, 2013, the Company’s board of directors approved a sixth amended and restated share redemption program (the “Sixth Amended Share Redemption Program”). Pursuant to the Sixth Amended Share Redemption Program, the Company has modified how it will process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in the Company’s currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if the Company cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then it will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then the Company would redeem all of such stockholder’s shares. If the Company is redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to the Company’s dividend reinvestment plan.
There were no other changes to the share redemption program. The Sixth Amended Share Redemption Program will be effective for redemptions under the program 30 days after the Company files this Annual Report on Form 10-K.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Mountain View Corporate Center	Basking Ridge, NJ	100%	$8,650	$3,600	$27,138	$30,738	$(1,229)	$3,600	$25,909	$29,509	$(5,307)	2001	07/30/2008
100 & 200 Campus Drive Buildings	Florham Park, NJ	100%	55,000	10,700	188,509	199,209	(4,945)	10,700	183,564	194,264	(28,114)	1988/1989	09/09/2008
300-600 Campus Drive Buildings	Florham Park, NJ	100%	93,850	9,717	185,445	195,162	(2,615)	9,717	182,830	192,547	(30,818)	1997/1999	10/10/2008
350 E. Plumeria Building	San Jose, CA	100%	10,162	11,290	24,819	36,109	13	11,290	24,832	36,122	(4,540)	1984/2008	12/18/2008
Willow Oaks Corporate Center	Fairfax, VA	100%	13,000	25,300	87,802	113,102	(4,182)	25,300	83,620	108,920	(20,254)	1986/1989/2003	08/26/2009
Pierre Laclede Center	Clayton, MO	100%	20,870	15,200	61,507	76,707	2,334	15,200	63,841	79,041	(12,620)	1964/1970	02/04/2010
One Main Place	Portland, OR	100%	15,318	7,200	47,643	54,843	185	7,200	47,828	55,028	(9,771)	1980	02/05/2010
Plano Business Park	Plano, TX	100%	9,317	3,050	13,648	16,698	(229)	3,050	13,419	16,469	(2,560)	2001	03/15/2010
Crescent VIII	Greenwood Village, CO	100%	7,153	2,300	9,552	11,852	221	2,300	9,773	12,073	(2,153)	1996	05/26/2010
Horizon Tech Center	San Diego, CA	100%	22,530	7,900	29,237	37,137	—	7,900	29,237	37,137	(5,655)	2009	06/17/2010
Dallas Cowboys Distribution Center (4)	Irving, TX	100%	10,702	—	18,513	18,513	—	—	18,513	18,513	(1,765)	2010	07/08/2010
300 N. LaSalle Building	Chicago, IL	100%	350,000	41,200	574,340	615,540	3,543	41,200	577,883	619,083	(47,975)	2009	07/29/2010
Torrey Reserve West	San Diego, CA	100%	15,270	5,300	19,437	24,737	769	5,300	20,206	25,506	(4,518)	2000	09/09/2010
Union Bank Plaza	Los Angeles, CA	100%	105,000	24,000	190,232	214,232	(447)	24,000	189,785	213,785	(18,993)	1967	09/15/2010
Emerald View at Vista Center	West Palm Beach, FL	100%	19,800	5,300	28,455	33,755	(195)	5,300	28,260	33,560	(4,351)	2007	12/09/2010
Granite Tower	Denver, CO	100%	82,259	8,850	141,438	150,288	3,140	8,850	144,578	153,428	(12,955)	1983	12/16/2010
National City Tower	Louisville, KY	100%	68,876	6,700	108,864	115,564	(322)	6,700	108,542	115,242	(13,197)	1972	12/17/2010
Gateway Corporate Center	Sacramento, CA	100%	26,230	6,380	38,946	45,326	510	6,380	39,456	45,836	(4,821)	2008/2009	01/26/2011
601 Tower at Carlson Center	Minnetonka, MN	100%	16,320	4,350	49,627	53,977	(782)	4,350	48,845	53,195	(5,057)	1989	02/03/2011
I-81 Industrial Portfolio	Various, PA	100%	50,994	7,250	75,475	82,725	—	7,250	75,475	82,725	(8,107)	2007/2008	02/16/2011
Two Westlake Park	Houston, TX	100%	48,213	7,000	77,881	84,881	(4,381)	7,000	73,500	80,500	(6,802)	1982	02/25/2011
CityPlace Tower	West Palm Beach, FL	100%	71,000	17,460	106,539	123,999	1,633	17,460	108,172	125,632	(8,417)	2008	04/06/2011
Fountainhead Plaza	Tempe, AZ	100%	80,000	12,300	123,700	136,000	45	12,300	123,745	136,045	(7,086)	2011	09/13/2011
Metropolitan Center	East Rutherford, NJ	100%	13,000	22,850	75,232	98,082	(49)	22,850	75,183	98,033	(4,702)	1986	12/16/2011
		TOTAL	$1,213,514	$265,197	$2,303,979	$2,569,176	$(6,983)	$265,197	$2,296,996	$2,562,193	$(270,538)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2012
(dollar amounts in thousands)

____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $2.7 billion as of December 31, 2012.
(4) The Company acquired the rights to a ground lease with respect to this property. The ground lease expires in February 2050.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

	2012	2011	2010
Real Estate:
Balance at the beginning of the year	$2,590,243	$1,953,876	$575,427
Acquisitions	—	624,990	1,380,233
Improvements	18,123	25,291	13,112
Write-off of fully depreciated and fully amortized assets	(35,806)	(13,914)	(14,896)
Sale	(10,367)	—	—
Balance at the end of the year	$2,562,193	$2,590,243	$1,953,876

Accumulated depreciation:
Balance at the beginning of the year	$183,855	$80,473	$34,059
Depreciation expense	123,426	117,296	61,310
Write-off of fully depreciated and fully amortized assets	(35,806)	(13,914)	(14,896)
Sale	(937)	—	—
Balance at the end of the year	$270,538	$183,855	$80,473

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 8, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 8, 2013
Charles J. Schreiber, Jr.
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 8, 2013
David E. Snyder
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 8, 2013
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 8, 2013
Stacie K. Yamane
/s/ HANK ADLER	Director	March 8, 2013
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 8, 2013
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 8, 2013
Stuart A. Gabriel, Ph.D.