Form 10-Q
period 2013-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2013-05-13
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes  ☐  No  ☒
As of May 7, 2013, there were 192,191,903 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
March 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Real estate:
Land	$336,357	$265,197
Buildings and improvements	2,137,959	1,992,264
Tenant origination and absorption costs	316,541	304,732
Total real estate, cost	2,790,857	2,562,193
Less accumulated depreciation and amortization	(292,091)	(270,538)
Total real estate, net	2,498,766	2,291,655
Real estate loans receivable, net	350,256	348,846
Total real estate and real estate-related investments, net	2,849,022	2,640,501
Cash and cash equivalents	45,415	48,390
Rents and other receivables, net	62,152	57,349
Above-market leases, net	58,991	49,215
Deferred financing costs, prepaid expenses and other assets	35,550	26,495
Total assets	$3,051,130	$2,821,950
Liabilities and stockholders’ equity
Notes payable	$1,581,514	$1,334,514
Accounts payable and accrued liabilities	22,790	20,416
Due to affiliates	—	168
Distributions payable	10,585	10,521
Below-market leases, net	28,711	26,519
Other liabilities	40,785	34,355
Total liabilities	1,684,385	1,426,493
Commitments and contingencies (Note 11)
Redeemable common stock	70,912	66,426
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 191,436,608 and 190,274,167 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,914	1,903
Additional paid-in capital	1,633,977	1,633,994
Cumulative distributions in excess of net income	(324,314)	(289,737)
Accumulated other comprehensive loss	(15,744)	(17,129)
Total stockholders’ equity	1,295,833	1,329,031
Total liabilities and stockholders’ equity	$3,051,130	$2,821,950
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$61,725	$62,320
Tenant reimbursements	14,302	14,317
Interest income from real estate loans receivable	8,262	10,120
Other operating income	2,598	2,501
Total revenues	86,887	89,258
Expenses:
Operating, maintenance, and management	16,167	15,119
Real estate taxes and insurance	10,886	10,835
Asset management fees to affiliate	5,491	5,566
Real estate acquisition fees to affiliates	1,797	—
Real estate acquisition fees and expenses	616	—
General and administrative expenses	1,115	1,154
Depreciation and amortization	29,094	31,458
Interest expense	15,293	14,693
Total expenses	80,459	78,825
Other income:
Other interest income	4	18
Total other income	4	18
Income from continuing operations	6,432	10,451
Discontinued operations:
Income from discontinued operations	—	12
Total income from discontinued operations	—	12
Net income	$6,432	$10,463
Basic and diluted income per common share:
Continuing operations	$0.03	$0.05
Discontinued operations	—	—
Net income per common share	$0.03	$0.05
Weighted-average number of common shares outstanding, basic and diluted	191,305,215	191,916,690
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$6,432	$10,463
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	1,305	(373)
Reclassification of realized losses on derivative instruments	80	—
Total other comprehensive income (loss)	1,385	(373)
Total comprehensive income	$7,817	$10,090
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2012 and the Three Months Ended March 31, 2013 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2011	191,725,167	$1,917	$1,649,029	$(214,137)	$(17,465)	$1,419,344
Net income	—	—	—	48,374	—	48,374
Other comprehensive income	—	—	—	—	336	336
Issuance of common stock	6,804,964	67	66,393	—	—	66,460
Redemptions of common stock	(8,255,964)	(81)	(82,737)	—	—	(82,818)
Transfers from redeemable common stock	—	—	1,329	—	—	1,329
Distributions declared	—	—	—	(123,974)	—	(123,974)
Other offering costs	—	—	(20)	—	—	(20)
Balance, December 31, 2012	190,274,167	$1,903	$1,633,994	$(289,737)	$(17,129)	$1,329,031
Net income	—	—	—	6,432	—	6,432
Other comprehensive income	—	—	—	—	1,385	1,385
Issuance of common stock	2,202,149	22	21,515	—	—	21,537
Redemptions of common stock	(1,039,708)	(11)	(10,516)	—	—	(10,527)
Transfers to redeemable common stock	—	—	(11,010)	—	—	(11,010)
Distributions declared	—	—	—	(41,009)	—	(41,009)
Other offering costs	—	—	(6)	—	—	(6)
Balance, March 31, 2013	191,436,608	$1,914	$1,633,977	$(324,314)	$(15,744)	$1,295,833
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$6,432	$10,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	29,094	31,458
Discontinued operations	—	106
Noncash interest income on real estate-related investments	(1,168)	(1,867)
Deferred rent	(3,563)	(4,880)
Bad debt expense (recovery)	241	(61)
Amortization of above- and below-market leases, net	496	159
Amortization of deferred financing costs	791	801
Reclassification of realized losses on derivative instruments	80	—
Change in fair value of contingent consideration	(10)	11
Changes in operating assets and liabilities:
Rents and other receivables	(1,582)	(1,341)
Prepaid expenses and other assets	(8,732)	(5,849)
Accounts payable and accrued liabilities	465	(156)
Other liabilities	1,043	712
Net cash provided by operating activities	23,587	29,556
Cash Flows from Investing Activities:
Acquisitions of real estate	(238,952)	—
Improvements to real estate	(2,778)	(4,335)
Investments in real estate loans receivable	(716)	(47,379)
Principal repayments on real estate loans receivable	474	324
Net cash used in investing activities	(241,972)	(51,390)
Cash Flows from Financing Activities:
Proceeds from notes payable	328,000	5,000
Principal payments on notes payable	(81,000)	—
Payments of deferred financing costs	(1,783)	(22)
Return of contingent consideration related to acquisition of real estate	134	541
Payments to redeem common stock	(10,527)	(21,128)
Payments of other offering costs	(6)	(9)
Distributions paid to common stockholders	(19,408)	(14,037)
Net cash provided by (used in) financing activities	215,410	(29,655)
Net decrease in cash and cash equivalents	(2,975)	(51,489)
Cash and cash equivalents, beginning of period	48,390	95,554
Cash and cash equivalents, end of period	$45,415	$44,065
Supplemental Disclosure of Cash Flow Information:
Interest paid	$14,450	$13,831
Supplemental Disclosure of Noncash Transactions:
Increase (decrease) in distributions payable	$64	$(22)
Increase in redeemable common stock payable	$6,524	$—
Increase in accrued improvements to real estate	$1,919	$66
Increase in lease commissions payable	$53	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$21,537	$16,746
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of March 31, 2013, the Company owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. As of March 31, 2013, the Company had sold 23,141,841 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $222.3 million. Also as of March 31, 2013, the Company had redeemed 14,406,865 shares sold in the Offering for $142.2 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012, except for the addition of an accounting policy with respect to fees paid in connection with termination of a derivative. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

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
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When the Company determines that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded in accumulated other comprehensive income (loss) to earnings.
The termination of a cash flow hedge prior to the maturity date may result in a net derivative instrument gain or loss that continues to be reported in accumulated other comprehensive income (loss) and is reclassified into earnings over the period of the original forecasted hedged transaction (i.e., LIBOR based debt service payments) unless it is probable that the original forecasted hedged transaction will not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month period of time thereafter. If it is probable that the hedged forecasted transaction will not occur either by the end of the originally specified time period or within the additional two-month period of time, that derivative instrument gain or loss reported in accumulated other comprehensive income (loss) shall be reclassified into earnings immediately.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Redeemable Common Stock
The Company has a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.
Pursuant to the share redemption program, there are several limitations on the Company’s ability to redeem shares under the program:

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

Pursuant to the share redemption program, redemptions made in connection with a stockholder’s death, qualifying disability or determination of incompetence are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable Redemption Date (as defined in the share redemption program), and the price at which the Company redeems all other shares eligible for redemption is as follows:

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
On December 18, 2012, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.29 (unaudited), based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2012. The change in the redemption price, which is calculated based on the most recent estimated value per share, was effective for the December 2012 Redemption Date, which was December 31, 2012. The Company currently expects to engage the Advisor and/or an independent valuation firm to update the Company’s estimated value per share in December 2013, but is not required to update the estimated value per share more frequently than every 18 months.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

On March 6, 2013, the Company’s board of directors approved the Sixth Amended and Restated Share Redemption Program (the “Sixth Amended Share Redemption Program”). Pursuant to the Sixth Amended Share Redemption Program, the Company has modified how the Company will process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in the Company’s currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if the Company cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then the Company will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then the Company would redeem all of such stockholder’s shares. If the Company is redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to the Company’s dividend reinvestment plan.
The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8‑K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
The Company limits the dollar value of shares that may be redeemed under the share redemption program as described above. For the three months ended March 31, 2013, the Company redeemed $10.5 million of shares, which represented all redemption requests received in good order and eligible for redemption through the March 2013 Redemption Date, except for 648,000 shares due to the limitations discussed above. The Company recorded $6.6 million of other liabilities on the accompanying consolidated balance sheet as of March 31, 2013 related to these unfulfilled redemption requests. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, the Company has $55.9 million available for redemptions during the remainder of 2013, subject to the limitations described above, including the monthly limitation for ordinary redemptions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2013 and 2012, respectively.
Distributions declared per common share were $0.214 and $0.160 for the three months ended March 31, 2013 and 2012, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2013 and 2012, respectively. For each day that was a record date for distributions during the three months ended March 31, 2013 and 2012, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through March 31, 2013 was a record date for distributions. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through March 31, 2012 was a record date for distributions. Additionally, the Company’s board of directors declared a distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Recently Issued Accounting Standards Update
In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU No. 2011-11 requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of GAAP and those that prepare their financial statements in accordance with IFRS and to enable users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity’s financial statements. The adoption of ASU No. 2011-11 did not have a material impact to the Company’s consolidated financial statements.
In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45, Balance Sheet - Other Presentation Matters, or ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters, or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of ASU No. 2013-01 did not have a material impact to the Company’s consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts, such as when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 31, 2012. The adoption of ASU No. 2013-02 did not have a material impact to the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

3.	REAL ESTATE
As of March 31, 2013, the Company’s real estate portfolio was composed of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one industrial property and a leasehold interest in one industrial property, encompassing in the aggregate approximately 11.7 million rentable square feet. As of March 31, 2013, the Company’s real estate portfolio was 95% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2013 and December 31, 2012 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
As of March 31, 2013:
Office	$326,057	$2,049,040	$298,511	$2,673,608
Industrial (1)	10,300	88,919	18,030	117,249
Total real estate, cost	$336,357	$2,137,959	$316,541	$2,790,857
Accumulated depreciation and amortization	—	(190,071)	(102,020)	(292,091)
Net Amount	$336,357	$1,947,888	$214,521	$2,498,766
As of December 31, 2012:
Office	$254,897	$1,903,298	$286,291	$2,444,486
Industrial (1)	10,300	88,966	18,441	117,707
Total real estate, cost	$265,197	$1,992,264	$304,732	$2,562,193
Accumulated depreciation and amortization	—	(173,917)	(96,621)	(270,538)
Net Amount	$265,197	$1,818,347	$208,111	$2,291,655
_____________________
(1) Includes an investment in the rights to a ground lease. The ground lease expires in February 2050.
As of March 31, 2013, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$566,197	18.6%	$45,211	$34.80	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2013, the leases had remaining terms, excluding options to extend, of up to 15.9 years with a weighted-average remaining term of 5.8 years. The leases may have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.6 million and $4.2 million as of March 31, 2013 and December 31, 2012, respectively.
During the three months ended March 31, 2013 and 2012, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $3.6 million and $4.9 million, respectively. As of March 31, 2013 and December 31, 2012, the cumulative deferred rent balance was $57.3 million and $53.5 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.5 million and $5.3 million of unamortized lease incentives as of March 31, 2013 and December 31, 2012, respectively.
As of March 31, 2013, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

April 1, 2013 through December 31, 2013	$186,699
2014	241,382
2015	218,730
2016	200,727
2017	180,840
Thereafter	755,157
$1,783,535
As of March 31, 2013, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	57	$51,147	19.4%
Finance	90	50,058	19.0%
Computer System Design & Programming	21	34,029	12.9%
		$135,234	51.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three months ended March 31, 2013, the Company recorded bad debt expense of $0.2 million. During the three months ended March 31, 2012, the Company reduced its bad debt expense reserve and recorded a net recovery of bad debt related to its tenant receivables of $61,000. As of March 31, 2013, the Company had a bad debt expense reserve of approximately $0.1 million, which represents less than 1% of its annualized base rent.
As of March 31, 2013, there were no leases that accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of March 31, 2013, the Company’s net investments in real estate in Illinois, California and New Jersey represented 18.6%, 18.0% and 14.5% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
In addition, the Company’s investment in the 300 N. LaSalle Building, located in Chicago, Illinois, represented 18.6% of the Company’s total assets and 20.3% of the Company’s total revenues as of March 31, 2013. As a result of this investment, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Acquisition
Corporate Technology Centre
On March 28, 2013, the Company, through an indirect wholly owned subsidiary (the “Corporate Technology Centre Owner”), acquired an office campus consisting of eight office buildings totaling 610,083 rentable square feet located on approximately 32.7 acres of land in San Jose, California (“Corporate Technology Centre”). The seller is not affiliated with the Company or the Advisor. The purchase price of Corporate Technology Centre was $239.0 million plus closing costs. At acquisition, Corporate Technology Centre was 100% leased to five tenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of March 31, 2013 and December 31, 2012, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Cost	$316,541	$304,732	$77,567	$70,176	$(50,383)	$(46,607)
Accumulated Amortization	(102,020)	(96,621)	(18,576)	(20,961)	21,672	20,088
Net Amount	$214,521	$208,111	$58,991	$49,215	$(28,711)	$(26,519)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Amortization	$(10,172)	$(12,831)	$(2,192)	$(2,233)	$1,696	$2,095

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of March 31, 2013 and December 31, 2012, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2013 (1)	Book Value as of March 31, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
One Liberty Plaza Notes
New York, New York	02/11/2009	Office	Mortgage	$112,845	$82,081	$81,163	6.1%	15.0%	08/06/2017
Tuscan Inn First Mortgage Origination
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	19,998	19,973	8.3%	9.0%	01/21/2015
Chase Tower First Mortgage Origination
Austin, Texas	01/25/2010	Office	Mortgage	59,090	59,098	59,210	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (5)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	32,673	32,673	32,673	(5)	9.8%	07/01/2014
One Kendall Square First Mortgage Origination (6)
Cambridge, Massachusetts	11/22/2010	Mixed-use Facility	Mortgage Participation	87,500	87,873	88,006	(6)	7.0%	12/01/2013
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	14,500	14,518	14,519	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage (7)
Reston, Virginia	01/17/2012	Office	Mortgage	53,976	54,015	53,302	7.5%	7.6%	02/01/2017
				$380,784	$350,256	$348,846
_____________________
(1) Outstanding principal balance as of March 31, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2013, using the interest method, annualized and divided by the average amortized cost basis of the investment. The contractual interest rates and annualized effective interest rates presented are as of March 31, 2013.
(4) Maturity dates are as of March 31, 2013; subject to certain conditions, the maturity dates of certain real estate loans receivable may be extended beyond the maturity date shown.
(5) As of March 31, 2013, $31.9 million had been disbursed under the Pappas Commerce First Mortgage. Interest on the first mortgage is calculated at a fixed rate of 9.5%. Outstanding principal balance also includes a protective advance of $0.8 million made on June 22, 2011 to cover property taxes and to fund the tax and insurance reserve account. Interest on the protective advance is calculated at a fixed rate of 14.5%.
(6) The One Kendall Square First Mortgage bears interest at a floating rate of 550 basis points over one-month LIBOR, but at no point shall the interest rate be less than 7.5%.
(7) As of March 31, 2013, $54.0 million had been disbursed under the Summit I & II First Mortgage and another $4.8 million remained available for future fundings, subject to certain conditions set forth in the loan agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The following summarizes the activity related to the real estate loans receivable for the three months ended March 31, 2013 (in thousands):

Real estate loans receivable - December 31, 2012	$348,846
Additional principal funded under real estate loans receivable	716
Principal repayments received on real estate loan receivable	(474)
Accretion of discounts on purchased real estate loans receivable	1,301
Amortization of closing costs and origination fees on real estate loans receivable	(133)
Real estate loans receivable - March 31, 2013	$350,256
For the months ended March 31, 2013 and 2012, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Contractual interest income	$7,094	$8,253
Accretion of purchase discounts	1,301	2,007
Amortization of closing costs and origination fees	(133)	(140)
Interest income from real estate loans receivable	$8,262	$10,120
As of March 31, 2013 and December 31, 2012, interest receivable from real estate loans receivable was $2.3 million and $2.3 million, respectively, and was included in rents and other receivables.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

6.	NOTES PAYABLE
As of March 31, 2013 and December 31, 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of March 31, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of March 31, 2013(1)	Effective Interest Rate as of March 31, 2013 (1)	Payment Type	Maturity Date (2)
100 & 200 Campus Drive Mortgage Loan (3)	$—	$55,000	(3)	(3)	(3)	(3)
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	Interest Only	04/10/2014
Portfolio Revolving Loan Facility (4)	55,000	55,000	One-month LIBOR + 3.00% (4)	5.2%	Interest Only	04/30/2014
Willow Oaks Revolving Loan (3)	—	13,000	(3)	(3)	(3)	(3)
300 N. LaSalle Building Mortgage Loan	350,000	350,000	4.25%	4.3%	Interest Only	08/01/2015
Union Bank Plaza Mortgage Loan (5)	105,000	105,000	One-month LIBOR + 1.75%	3.5%	Interest Only	09/15/2015
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Loan (6)	341,544	341,544	One-month LIBOR + 2.15%	3.7%	Interest Only	01/27/2016
One Kendall Square Borrowing (7)	45,000	45,000	One-month LIBOR + 2.50%	4.0%	Interest Only	12/01/2013
601 Tower Mortgage Loan (8)	16,320	16,320	(8)	3.5%	Interest Only	06/03/2015
CityPlace Tower Mortgage Loan	71,000	71,000	3.59%	3.6%	Interest Only	08/01/2015
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Metropolitan Center Mortgage Loan (3)	—	13,000	(3)	(3)	(3)	(3)
CIBC Portfolio Mortgage Loan (9)	76,000	76,000	One-month LIBOR + 2.75%	3.0%	Interest Only	01/01/2016
U.S. Bank/TD Bank Credit Facility (10)	188,000	—	One-month LIBOR + 1.75% - 1.85%	2.2%	Interest Only	03/01/2016
Corporate Technology Centre Mortgage Loan (11)	140,000	—	3.50%	3.5%	(12)	04/01/2020
	$1,581,514	$1,334,514
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2013. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates), using interest rate indices as of March 31, 2013, where applicable. For further information regarding the Company’s derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2013; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On March 6, 2013, the Company used proceeds from the U.S. Bank/TD Bank Credit Facility to repay these loans in full. See “ — Recent Financing Transactions — U.S. Bank/TD Bank Credit Facility.”
(4) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. As of March 31, 2013, $55.0 million of principal was outstanding and $45.0 million remained available for future disbursements, subject to certain conditions set forth in the loan agreement. The interest rate under this loan is calculated at a variable rate of 300 basis points over one-month LIBOR, but at no point shall the interest rate be less than 4.25%; however, there is no minimum floor rate for any portion of the loan that is subject to a swap contract with a minimum initial term of two years or any shorter term expiring on the maturity date. The Portfolio Revolving Loan Facility is secured by Mountain View Corporate Center, the 350 E. Plumeria Building, the Pierre Laclede Center and One Main Place.
(5) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of March 31, 2013, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(6) The Portfolio Loan is secured by Plano Business Park, Horizon Tech Center, Dallas Cowboys Distribution Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center, I-81 Industrial Portfolio, Two Westlake Park and Torrey Reserve West.
(7) This note bears interest at a floating rate of 250 basis points over one-month LIBOR, subject to a minimum interest rate of 4.0%.
(8) On June 6, 2011, the Company entered into a four-year $32.6 million revolving credit loan. As of March 31, 2013, $16.3 million had been disbursed to the Company under the mortgage loan and $16.3 million remained available for future disbursements under the revolving loan facility, subject to certain conditions set forth in the loan agreement. The interest rate on the $16.3 million outstanding as of March 31, 2013 was calculated at a fixed rate of 3.54% per annum. The interest rate on the $16.3 million available for future disbursements as of March 31, 2013 would be calculated at a variable rate of 220 basis points over one-month LIBOR.
(9) The CIBC Portfolio Mortgage Loan is secured by the Tuscan Inn First Mortgage Origination, the Chase Tower First Mortgage Origination, the Pappas Commerce First Mortgage Origination and the Sheraton Charlotte Airport Hotel First Mortgage.
(10) The U.S. Bank/TD Bank Credit Facility is secured by 100 & 200 Campus Drive Buildings, Metropolitan Center and Willow Oaks Corporate Center. See “— Recent Financing Transactions — U.S. Bank/TD Bank Credit Facility.”
(11) See “— Recent Financing Transactions — Corporate Technology Centre Mortgage Loan.”
(12) Monthly payments are initially interest-only. Beginning on May 1, 2017, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

As of March 31, 2013 and December 31, 2012, the Company’s deferred financing costs were $8.1 million and $7.0 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2013 and 2012, the Company incurred $15.3 million and $14.7 million of interest expense, respectively. As of March 31, 2013 and December 31, 2012, $4.4 million and $4.3 million, respectively, of interest expense were payable. Included in interest expense for the three months ended March 31, 2013 and 2012 were $0.8 million and $0.8 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $2.4 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively.
The following is a schedule of maturities for all notes payable outstanding as of March 31, 2013 (in thousands):

April 1, 2013 through December 31, 2013	$45,000
2014	148,850
2015	622,320
2016	625,344
2017	—
Thereafter	140,000
$1,581,514
Certain of the Company’s notes payable contain financial debt covenants. As of March 31, 2013, the Company was in compliance with these debt covenants.
Recent Financing Transactions
U.S. Bank/TD Bank Credit Facility
On March 6, 2013, the Company, through certain indirect wholly owned subsidiaries (together, the “U.S. Bank/TD Bank Borrowers”), entered into a three-year senior secured credit facility with U.S. Bank National Association and TD Bank, N.A. (together, the “U.S. Bank/TD Bank Lenders”), unaffiliated lenders, for borrowings of up to $235.0 million (the “U.S. Bank/TD Bank Credit Facility”), of which $141.0 million is non-revolving debt and $94.0 million is revolving debt. The U.S. Bank/TD Bank Credit Facility is secured by the 100 & 200 Campus Drive Buildings, Metropolitan Center and Willow Oaks Corporate Center. As of March 31, 2013, the $141.0 million non-revolving portion and $47.0 million of the revolving portion were funded, and $47.0 million of the revolving portion remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Company used $81.0 million of the proceeds funded at closing to repay the outstanding principal balances due under the 100 & 200 Campus Drive Mortgage Loan, the Metropolitan Center Mortgage Loan and the Willow Oaks Revolving Loan. Also, in connection with the repayment of these loans, the Company terminated the swap agreements with respect to eight swaps which were subject to an aggregate breakage fee of $1.1 million, which fee was paid with loan proceeds.
The U.S. Bank/TD Bank Credit Facility matures on March 1, 2016, with two one-year extension options, subject to certain terms and conditions contained in the loan documents.  For each calendar quarter, the interest rate on the U.S. Bank/TD Bank Credit Facility will be equal to (i) the applicable margin, which will be based on the borrowing base leverage ratio as determined pursuant to the loan agreement, and which will vary between 175 and 185 basis points, plus (ii) one-month LIBOR. Monthly payments are interest only with the entire principal balance and all outstanding interest and fees due at maturity. The Company will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions and possible fees contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

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
KBS REIT Properties II, LLC, the wholly owned subsidiary through which the Company indirectly owns all of its real estate assets (“KBS REIT Properties II”), is providing a guaranty of 25% of the outstanding principal amount due and payable under the U.S. Bank/TD Bank Credit Facility. KBS REIT Properties II is also providing a guaranty of: (i) certain monetary obligations relating to the above-referenced swap agreements; (ii) in certain circumstances, any amounts owed by the U.S. Bank/TD Bank Borrowers pursuant to the related environmental indemnity; and (iii) any deficiency, loss or damage suffered by the U.S. Bank/TD Bank Lenders resulting from (a) certain intentional acts committed by the U.S. Bank/TD Bank Borrowers and, in certain circumstances, KBS REIT Properties II, or (b) certain bankruptcy or insolvency proceedings involving the U.S. Bank/TD Bank Borrowers.
Corporate Technology Centre Mortgage Loan
On March 28, 2013, in connection with the acquisition of Corporate Technology Centre, the Company, through the Corporate Technology Centre Owner, entered into a seven-year mortgage loan with an unaffiliated lender, for borrowings of $140.0 million secured by Corporate Technology Centre (the “Corporate Technology Centre Mortgage Loan”). The Corporate Technology Centre Mortgage Loan matures on April 1, 2020 and bears interest at a fixed rate of 3.50%. Monthly payments are initially interest-only. Beginning on May 1, 2017, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.  The Corporate Technology Centre Owner has the right to repay the loan in whole (but not in part, except in connection with a parcel release) on or after March 31, 2014, subject to certain conditions and a formula‑based yield prepayment premium. The loan is fully assumable by a subsequent purchaser of Corporate Technology Centre, subject to certain terms and conditions contained in the loan agreement.
KBS REIT Properties II is providing a limited guaranty of the Corporate Technology Centre Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums which may result from certain actions or inactions by the Corporate Technology Centre Owner.  KBS REIT Properties II is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Corporate Technology Centre Mortgage Loan in the event of (i) certain bankruptcy or insolvency proceedings involving the Corporate Technology Centre Owner, certain of its affiliates, or KBS REIT Properties II and (ii) certain other intentional actions committed by the Corporate Technology Centre Owner in violation of the loan documents.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2013 and December 31, 2012. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)		Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	March 31, 2013		December 31, 2012
Interest Rate Swap (1)	02/26/2010	02/26/2014	$—	One-month LIBOR/ Fixed at 2.30%	$—	(1)	$(239)
Interest Rate Swap (1)	02/26/2010	02/26/2014	—	One-month LIBOR/ Fixed at 2.30%	—	(1)	(239)
Interest Rate Swap (2)	04/30/2010	04/30/2014	55,000	One-month LIBOR/ Fixed at 2.17%	(953)		(1,214)
Interest Rate Swap (1)	07/26/2010	08/01/2013	—	One-month LIBOR/ Fixed at 1.33%	—	(1)	(43)
Interest Rate Swap (1)	07/26/2010	08/01/2013	—	One-month LIBOR/ Fixed at 1.33%	—	(1)	(43)
Interest Rate Swap	09/15/2010	09/15/2015	105,000	One-month LIBOR/ Fixed at 1.70%	(3,503)		(3,788)
Interest Rate Swap (1)	12/15/2010	02/26/2014	—	One-month LIBOR/ Fixed at 1.53%	—	(1)	(262)
Interest Rate Swap (1)	12/15/2010	02/26/2014	—	One-month LIBOR/ Fixed at 1.53%	—	(1)	(262)
Interest Rate Swap	12/16/2010	01/01/2016	19,800	One-month LIBOR/ Fixed at 2.39%	(1,084)		(1,166)
Interest Rate Swap	12/20/2010	06/16/2015	69,000	One-month LIBOR/ Fixed at 1.94%	(2,469)		(2,700)
Interest Rate Swap	02/01/2011	01/01/2016	56,150	One-month LIBOR/ Fixed at 2.16%	(2,732)		(2,929)
Interest Rate Swap	02/01/2011	02/01/2015	8,400	One-month LIBOR/ Fixed at 1.75%	(226)		(254)
Interest Rate Swap	02/01/2011	02/01/2014	80,150	One-month LIBOR/ Fixed at 1.29%	(719)		(928)
Interest Rate Swap	03/08/2011	02/01/2014	85,900	One-month LIBOR/ Fixed at 1.45%	(889)		(1,147)
Interest Rate Swap	03/10/2011	02/01/2014	13,750	One-month LIBOR/ Fixed at 1.32%	(127)		(164)
Interest Rate Swap	12/01/2011	12/01/2015	80,000	One-month LIBOR/ Fixed at 1.04%	(1,455)		(1,547)
Interest Rate Swap (1)	01/01/2012	01/01/2016	—	One-month LIBOR/ Fixed at 1.02%	—	(1)	(145)
Interest Rate Swap (1)	02/01/2012	01/01/2016	—	One-month LIBOR/ Fixed at 0.77%	—	(1)	(59)
Interest Rate Swap	03/06/2013	03/01/2017	32,113	One-month LIBOR/ Fixed at 0.71%	(159)		—
Interest Rate Swap	03/06/2013	03/01/2017	23,787	One-month LIBOR/ Fixed at 0.71%	(117)		—
Interest Rate Swap	03/06/2013	03/01/2016	48,887	One-month LIBOR/ Fixed at 0.50%	(148)		—
Interest Rate Swap	03/06/2013	03/01/2016	36,213	One-month LIBOR/ Fixed at 0.50%	(110)		—
Total derivatives designated as hedging instruments			$714,150		$(14,691)		$(17,129)
_____________________
(1) On March 6, 2013, the Company used proceeds from the U.S. Bank/TD Bank Credit Facility to repay the loans related to these swaps in full. In connection with the repayment of these loans, the Company terminated these swap agreements with respect to eight swaps which were subject to an aggregate breakage fee of $1.1 million. See Note 6, “Notes Payable — Recent Financing Transactions — U.S. Bank/TD Bank Credit Facility.”
(2) In connection with entering into the Portfolio Revolving Loan Facility, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. which effectively fixes the interest rate on the initial $55.0 million drawn under the loan at approximately 5.17% for the first three years of the loan and fixes the interest rate on $45.0 million of this amount at approximately 5.17% for the last year of the initial loan term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized gains (losses) of $1.3 million and $(0.4) million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three months ended March 31, 2013 and 2012, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $2.4 million and $2.3 million of interest expense related to the effective portion of cash flow hedges during the three months ended March 31, 2013 and 2012, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the three months ended March 31, 2013 and 2012, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense totaled $9.9 million as of March 31, 2013 and was included in accumulated other comprehensive income (loss).
In conjunction with the refinancing of the U.S. Bank/TD Bank Credit Facility, the Company terminated the swap agreements with respect to eight swaps and paid an aggregate breakage fee of $1.1 million. Because it remains probable that the original hedged forecasted transactions (i.e., LIBOR-based debt service payments) will occur, the loss related to the termination of these swap agreements is included in accumulated other comprehensive income (loss) and will be reclassified into earnings over the period of the original forecasted hedged transaction. During the three months ended March 31, 2013, the Company reclassified $0.1 million of the loss related to the termination of swap agreements into earnings as an increase to interest expense.

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
March 31, 2013
(unaudited)

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of March 31, 2013 and December 31, 2012, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$380,784	$350,256	$390,816	$380,542	$348,846	$390,145
Financial liabilities:
Notes payable	$1,581,514	$1,581,514	$1,595,264	$1,334,514	$1,334,514	$1,341,363

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

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
During the three months ended March 31, 2013, the Company measured the following liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$(14,691)	$—	$(14,691)	$—

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2013 and 2012, respectively, and any related amounts payable as of March 31, 2013 and December 31, 2012 (in thousands):

	Incurred			Payable as of
	Three Months Ended March 31,			March 31,	December 31,
	2013	2012		2013	2012
Expensed
Asset management fees	$5,491	$5,587	(1)	$—	$—
Reimbursement of operating expenses (2)	25	15		—	168
Acquisition fees	1,797	—		—	—
Capitalized
Origination fees	—	588		—	—
	$7,313	$6,190		$—	$168
_____________________
(1) Amount includes asset management fees from discontinued operations totaling $21,000 for the three months ended March 31, 2012.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $25,000 and $15,000 for the three months ended March 31, 2013 and 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement through March 31, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2013 and 2012 and total assets and total liabilities for each reportable segment as of March 31, 2013 and December 31, 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Real estate segment	$78,625	$79,138	(1)
Real estate-related segment	8,262	10,120
Total segment revenues	$86,887	$89,258

Interest Expense:
Real estate segment	$13,950	$13,287	(1)
Real estate-related segment	1,131	1,151
Total segment interest expense	15,081	14,438
Corporate-level	212	255
Total interest expense	$15,293	$14,693

NOI:
Real estate segment	$32,678	$34,968	(1)
Real estate-related segment	6,584	8,332
Total NOI	$39,262	$43,300

	As of March 31,	As of December 31,
	2013	2012
Assets:
Real estate segment	$2,669,856	$2,441,112
Real estate-related segment	353,677	352,377
Total segment assets	3,023,533	2,793,489
Corporate-level (2)	27,597	28,461
Total assets	$3,051,130	$2,821,950
Liabilities:
Real estate segment	$1,545,319	$1,293,854
Real estate-related segment	121,366	121,332
Total segment liabilities	1,666,685	1,415,186
Corporate-level (3)	17,700	11,307
Total liabilities	$1,684,385	$1,426,493
_____________________
(1) Amounts do not include real estate held for sale and discontinued operations.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $27.1 million and $28.2 million as of March 31, 2013 and December 31, 2012, respectively.
(3) As of March 31, 2013 and December 31, 2012, corporate-level liabilities consisted primarily of distributions payable and redemptions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Net income	$6,432	$10,463
Other interest income	(4)	(18)
Real estate acquisition fees to affiliates	1,797	—
Real estate acquisition fees and expenses	616	—
General and administrative expenses	1,115	1,154
Depreciation and amortization	29,094	31,458
Corporate-level interest expense	212	255
Total income from discontinued operations	—	(12)
NOI	$39,262	$43,300

11.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2013.
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
March 31, 2013
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2013, the Company paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2013 through March 31, 2013. On May 1, 2013, the Company paid distributions of $10.3 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2013 through April 30, 2013.
Distributions Declared
On May 10, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2013 through June 30, 2013, which the Company expects to pay in July 2013, and distributions based on daily record dates for the period from July 1, 2013 through July 31, 2013, which the Company expects to pay in August 2013. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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
Third Amended and Restated Dividend Reinvestment Plan
On April 9, 2013, the Company’s board of directors approved a third amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). Pursuant to the Amended Dividend Reinvestment Plan, in order to terminate participation in the dividend reinvestment plan, a participant must provide the Company with written notice.  The Amended Dividend Reinvestment Plan reduces the advance notice that a stockholder must provide in order to terminate participation in the dividend reinvestment plan from ten business days prior to the last day of the month to which a distribution relates to four business days prior to the last business day of the month to which a distribution relates.
There were no other changes made in the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective April 20, 2013.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).
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
We own a diverse portfolio of real estate and real estate-related investments. As of March 31, 2013, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of March 31, 2013, we had sold 23,141,841 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $222.3 million. Also as of March 31, 2013, we had redeemed 14,406,865 shares sold in our offering for $142.2 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, Standard and Poor’s (“S&P”) downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to resolve their fiscal obligations. At the end of 2012 the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs, commonly referred to as “sequestration,” until March of 2013. However, these cuts began to take effect in March 2013. European governments have been unable to resolve their own political and fiscal issues. These events continue to build in importance as government and political leaders have been unable to establish plans to correct the economic imbalances that are increasingly dominating and driving global economic performance. Uncertainty and volatility have crept back into the capital markets.
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
Impact on Our Real Estate Investments
These market conditions have had and will likely continue to have a significant impact on our real estate investments and have created a highly competitive leasing environment. In addition, these market conditions have impacted our tenants’ businesses, which may make it more difficult for them to meet current lease obligations and may place pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and potential future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, may result in decreases in cash flow. Historically low interest rates could help offset some of the impact of decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the life of many of our investments.
Impact on Our Real Estate-Related Investments
Our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments have been and likely will continue to be impacted to some degree by the same factors impacting our real estate investments.
As of March 31, 2013, we had fixed-rate real estate loans receivable with an aggregate outstanding principal balance of $293.3 million and an aggregate carrying value (including origination and closing costs) of $262.4 million that mature between 2014 and 2018 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $87.9 million that matures in December 2013.
Impact on Our Financing Activities
In light of the risks associated with possible declines of operating cash flows from our real estate properties and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes at maturity or we may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of March 31, 2013, we had debt obligations in the aggregate principal amount of $1.6 billion, all of which have an initial maturity between 2013 and 2020. We have a total of $671.2 million of fixed rate notes payable and $910.3 million of variable rate notes payable. The interest rates on $714.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of March 31, 2013, we had a total of $45.0 million of debt obligations scheduled to mature within 12 months of that date.
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
We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. To date, we have invested substantially all of the net proceeds from our initial public offering but could potentially make some additional investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from debt financing, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate properties and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of March 31, 2013, we had an aggregate of $108.3 million available for future disbursements under three credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2013, our real estate portfolio was 95% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investments are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of March 31, 2013, the borrowers under our real estate loans receivable were current on their debt service payments to us.
For the three months ended March 31, 2013, our cash needs for acquisitions or originations, capital expenditures and the payment of debt obligations were met with the proceeds from debt financing, proceeds from asset sales and the repayment of one of our real estate loans receivable and proceeds from our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the three months ended March 31, 2013 using current period and prior period cash flows from operations and proceeds from asset sales in the prior year. We believe that our cash on hand, proceeds from our dividend reinvestment plan, cash flows from operations, availability under our credit facilities, proceeds from asset sales and the repayment of our real estate loans receivable and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows from Operating Activities
As of March 31, 2013, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio consisting of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable. During the three months ended March 31, 2013, net cash provided by operating activities was $23.6 million, compared to $29.6 million during the three months ended March 31, 2012. Net cash from operations decreased in 2013 primarily as a result of the early payoff of a real estate loan receivable and the disposition of a real estate property in 2012.
Cash Flows from Investing Activities
Net cash used in investing activities was $242.0 million for the three months ended March 31, 2013, and primarily consisted of the following:

•	$239.0 million for the acquisition of an office property;

•	$2.8 million used for improvements to real estate;

•	$0.7 million of funding obligations under one real estate loan receivable; and

•	$0.5 million of proceeds from principal repayment on a real estate loan receivable.
Cash Flows from Financing Activities
During the three months ended March 31, 2013, net cash provided by financing activities was $215.4 million and consisted primarily of the following:

•
$245.2 million of net cash provided by debt financings as a result of proceeds from notes payable of $328.0 million, partially offset by principal payments on notes payable of $81.0 million and payments of deferred financing costs of $1.8 million;

•	$10.5 million of cash used for redemptions of common stock; and

•	$19.4 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $21.5 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2013, we had $45.4 million of cash and cash equivalents and up to $108.3 million available for future disbursements under our credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilize secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2013, our borrowings and other liabilities were approximately 50% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2013 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$1,581,514	$45,000	$771,170	$625,344	$140,000
Interest payments on outstanding debt obligations (2)	161,566	44,156	91,270	11,440	14,700
Outstanding funding obligations under real estate loan receivable	4,774	(3)	(3)	(3)	(3)
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of March 31, 2013 (consisting of the contractual interest rate and the effect of interest rate floors and swaps). We incurred interest expense of $14.5 million, excluding amortization of deferred financing costs totaling $0.8 million, during the three months ended March 31, 2013.
(3) As of March 31, 2013, $54.0 million had been disbursed under the Summit I & II First Mortgage Loan and another $4.8 million remained available for future funding, subject to certain conditions set forth in the loan agreement. This amount is available for funding until July 2013, subject to certain conditions set forth in the loan agreement. The Summit I & II First Mortgage matures on February 1, 2017.
Results of Operations
Overview
As of March 31, 2012, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, two individual industrial properties, a leasehold interest in one industrial property and eight real estate loans receivable. As of March 31, 2013, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one individual industrial property, a leasehold interest in one industrial property and seven real estate loans receivable. The results of operations presented for the three months ended March 31, 2013 and 2012 are not directly comparable due to the early payoff of a real estate loan receivable in 2012 and the acquisition of an office property in 2013. In general, we expect income and expenses to vary in future periods depending on our acquisition and disposition activities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2012
The following table provides summary information about our results of operations for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2013	2012
Rental income	$61,725	$62,320	$(595)	(1)%	$196	$(791)
Tenant reimbursements	14,302	14,317	(15)	—%	42	(57)
Interest income from real estate loans receivable	8,262	10,120	(1,858)	(18)%	267	(2,125)
Other operating income	2,598	2,501	97	4%	—	97
Operating, maintenance, and management costs	16,167	15,119	1,048	7%	8	1,040
Real estate taxes, property-related taxes, and insurance	10,886	10,835	51	—%	28	23
Asset management fees to affiliate	5,491	5,566	(75)	(1)%	47	(122)
Real estate acquisition fees to affiliates	1,797	—	1,797	100%	1,797	—
Real estate acquisition fees and expenses	616	—	616	100%	616	—
General and administrative expenses	1,115	1,154	(39)	(3)%	n/a	n/a
Depreciation and amortization	29,094	31,458	(2,364)	(8)%	—	(2,364)
Interest expense	15,293	14,693	600	4%	54	546
Other interest income	4	18	(14)	(78)%	n/a	n/a
Income from discontinued operations	—	12	(12)	(100)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 related to real estate and real estate-related investments acquired or originated on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 with respect to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $76.6 million for the three months ended March 31, 2012 to $76.0 million for the three months ended March 31, 2013. This decrease primarily relates to lower occupancy in one of our office properties. This was offset by an increase in rental income and tenant reimbursements relating to the acquisition of an office campus consisting of eight office buildings in March 2013. We expect rental income and tenant reimbursements to vary in future periods depending on occupancy rates and rental rates of our real estate investments. To the extent that we acquire additional real estate investments and as a result of owning the asset acquired during 2013 for an entire period, we expect rental income and tenant reimbursements to increase in future periods.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $10.1 million for the three months ended March 31, 2012 to $8.3 million for the three months ended March 31, 2013, primarily as a result of the early pay-off of the Northern Trust Notes in 2012. Interest income included $1.9 million and $1.2 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended March 31, 2012 and March 31, 2013, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR, to the extent we have variable rate loans receivable, and the potential impact of future principal repayments and future acquisitions or originations.
Operating, maintenance and management costs increased from $15.1 million for the three months ended March 31, 2012 to $16.2 million for the three months ended March 31, 2013. This increase primarily relates to higher utility costs and snow removal costs from properties held throughout both periods. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. We expect operating, maintenance and management costs to increase in future periods as a result of owning the asset acquired during 2013 for an entire period and to the extent that we acquire additional real estate investments.
Real estate taxes, property-related taxes and insurance increased from $10.8 million for the three months ended March 31, 2012 to $10.9 million for the three months ended March 31, 2013. This increase primarily relates to inflation from properties held throughout both periods and the acquisition of an office campus consisting of eight office buildings in 2013. We expect real estate taxes, property-related taxes and insurance to generally increase in future periods as a result of inflation, owning the asset acquired during 2013 for an entire period, and to the extent that we acquire additional real estate investments, but these expenses may fluctuate up or down over time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate and real estate-related investments decreased from $5.6 million for the three months ended March 31, 2012 to $5.5 million for the three months ended March 31, 2013, as a result of the early pay-off of the Northern Trust Notes. All asset management fees incurred as of March 31, 2013 have been paid. We expect asset management fees to increase in future periods as a result of owning the asset acquired during 2013 for an entire period and to the extent that we acquire additional real estate and real estate-related investments.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $2.4 million for the three months ended March 31, 2013 and related to the acquisition of an office campus consisting of eight office buildings. We did not incur any real estate acquisition fees and expenses during the three months ended March 31, 2012. We do not expect to incur significant amounts of real estate acquisition fees and expenses in the future as we have invested substantially all of the proceeds from our now terminated public offering, though we may make some additional investments.
Depreciation and amortization decreased from $31.5 million for the three months ended March 31, 2012 to $29.1 million for the three months ended March 31, 2013. Depreciation and amortization related to properties held throughout both periods decreased by $2.4 million due to a decrease in amortization of tenant origination costs related to lease expirations subsequent to March 31, 2012. We expect depreciation and amortization to increase in future periods as a result of owning the asset acquired during 2013 for an entire period and to the extent that we acquire additional real estate investments.
Interest expense increased from $14.7 million for the three months ended March 31, 2012 to $15.3 million for the three months ended March 31, 2013. Included in interest expense is the amortization of deferred financing costs of $0.8 million and $0.8 million for the three months ended March 31, 2012 and March 31, 2013, respectively. The increase in interest expense is primarily a result of an increase in the average loan balance due to refinancings of our properties. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing and draws on our credit facilities.
Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses, which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage.  MFFO also excludes non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures.
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

•
Amortization of discounts and closing costs.  Discounts and closing costs related to debt investments are amortized over the term of the loan as an adjustment to interest income.  This application results in income recognition that is different than the underlying contractual terms of the debt investments.  We have excluded the amortization of discounts and closing costs related to our debt investments in our calculation of MFFO to more appropriately reflect the economic impact of our debt investments, as discounts will not be economically recognized until the loan is repaid and closing costs are essentially the same as acquisition fees and expenses on real estate (discussed below).  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance; and

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been funded from the proceeds from our now terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2013 and 2012 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2013	2012
Net income	$6,432	$10,463
Depreciation of real estate assets	13,645	13,009
Depreciation of real estate assets - discontinued operations	—	39
Amortization of lease-related costs	15,449	18,449
Amortization of lease-related costs - discontinued operations	—	67
FFO	35,526	42,027
Straight-line rent and amortization of above- and below-market leases	(3,067)	(4,721)
Amortization of discounts and closing costs	(1,168)	(1,867)
Adjustment to valuation of contingent purchase consideration	(10)	11
Reclassification of realized losses from other comprehensive income	80	—
Real estate acquisition fees and expenses to affiliates	1,797	—
Real estate acquisition fees and expenses	616	—
MFFO	$33,774	$35,450
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in part from debt financing and proceeds from asset sales. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2013 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2013	$41,009	$0.214	$19,408	$21,537	$40,945	$23,587
_____________________
(1) Distributions for the period from January 1, 2013 through March 31, 2013 were based in part on daily record dates and were calculated at a rate of $0.00178082 per share per day. In addition, on January 16, 2013, our board of directors declared a distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2013, we paid aggregate distributions of $40.9 million, including $19.4 million of distributions paid in cash and $21.5 million of distributions reinvested through our dividend reinvestment plan. FFO and cash flows from operations for the three months ended March 31, 2013 were $35.5 million and $23.6 million, respectively. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $23.6 million of current period operating cash flows, $4.6 million of operating cash flows in excess of distributions paid for the year ended December 31, 2012 and $12.7 million of cash on hand. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that substantially all of our distributions will continue to be paid from cash flows from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we have made in mortgage and other real estate-related loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook — Real Estate and Real Estate Finance Markets” and “Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. There have been no significant changes to our policies during 2013, except as follows:
Derivative Instruments
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. We record these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments on the accompanying consolidated statements of operations.
We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. We also assess and document, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When we determine that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and reclassify amounts recorded in accumulated other comprehensive income (loss) to earnings.
The termination of a cash flow hedge prior to the maturity date may result in a net derivative instrument gain or loss that continues to be reported in accumulated other comprehensive income (loss) and is reclassified into earnings over the period of the original forecasted hedged transaction (i.e., LIBOR based debt service payments) unless it is probable that the original forecasted hedged transaction will not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month period of time thereafter. If it is probable that the hedged forecasted transaction will not occur either by the end of the originally specified time period or within the additional two-month period of time, that derivative instrument gain or loss reported in accumulated other comprehensive income (loss) shall be reclassified into earnings immediately.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2013, we paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2013 through March 31, 2013. On May 1, 2013, we paid distributions of $10.3 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2013 through April 30, 2013.
Distributions Declared
On May 10, 2013, our board of directors declared distributions based on daily record dates for the period from June 1, 2013 through June 30, 2013, which we expect to pay in July 2013, and distributions based on daily record dates for the period from July 1, 2013 through July 31, 2013, which we expect to pay in August 2013. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
Third Amended and Restated Dividend Reinvestment Plan
On April 9, 2013, our board of directors approved a third amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). Pursuant to the Amended Dividend Reinvestment Plan, in order to terminate participation in the dividend reinvestment plan, a participant must provide us with written notice.  The Amended Dividend Reinvestment Plan reduces the advance notice that a stockholder must provide in order to terminate participation in the dividend reinvestment plan from ten business days prior to the last day of the month to which a distribution relates to four business days prior to the last business day of the month to which a distribution relates.
There were no other changes made in the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective April 20, 2013.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2013, the fair value and carrying value of our fixed rate real estate loans receivable were $303.5 million and $262.4 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2013, the fair value of our fixed rate debt was $684.4 million and the carrying value of our fixed rate debt was $671.2 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2013, we were exposed to market risks related to fluctuations in interest rates on $196.1 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $714.2 million of our variable rate debt. Based on interest rates as of March 31, 2013, if interest rates were 100 basis points higher during the 12 months ending March 31, 2014, interest expense on our variable rate debt would increase by $1.5 million. As of March 31, 2013, one-month LIBOR was 0.20370% and if this index was reduced to 0% during the 12 months ending March 31, 2014, interest expense on our variable rate debt would decrease by $0.2 million. As of March 31, 2013, we were exposed to market risks related to fluctuations in interest rates on our variable rate loan receivable outstanding with an outstanding principal balance of $87.5 million. An increase or decrease of 100 basis points in interest rates would have no impact on our future earnings and cash flows due to an interest rate floor on our variable rate loan receivable.
The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loan receivable as of March 31, 2013 were 10.5% and 7.0%, respectively. The weighted-average annual effective interest rate represents the effective interest rate as of March 31, 2013, using the interest method, that we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2013 were 4.2% and 3.4%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of March 31, 2013, where applicable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.
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

Pursuant to the share redemption program, redemptions made in connection with a stockholder’s death, qualifying disability or determination of incompetence are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable Redemption Date (as defined in the share redemption program), and the price at which we redeem all other shares eligible for redemption is as follows:

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On December 18, 2012, our board of directors approved an estimated value per share of our common stock of $10.29 (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2012. The change in the redemption price, which is calculated based on the most recent estimated value per share, was effective for the December 2012 Redemption Date, which was December 31, 2012. We currently expect to engage our advisor and/or an independent valuation firm to update our estimated value per share in December 2013, but we are not required to update our estimated value per share more frequently than every 18 months. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Annual Report on Form 10-K at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
On March 6, 2013, our board of directors approved the Sixth Amended and Restated Share Redemption Program (the “Sixth Amended Share Redemption Program”). Pursuant to the Sixth Amended Share Redemption Program, we have modified how we will process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then we would redeem all of such stockholder’s shares. If we are redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.
Our board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8‑K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
We funded redemptions during the three months ended March 31, 2013 with proceeds from our dividend reinvestment plan and debt financing. During the three months ended March 31, 2013, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	340,248	$10.12	(3)
February 2013	347,042	$10.11	(3)
March 2013	352,418	$10.15	(3)
Total	1,039,708
_____________________
(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009), on March 11, 2011 (which amendment became effective on April 10, 2011), on May 18, 2012 (which amendment became effective on June 17, 2012), on June 29, 2012 (which amendment became effective on July 29, 2012), on October 18, 2012 (which amendment became effective on November 17, 2012) and on March 8, 2013 (which amendment became effective on April 7, 2013).
(2) On December 18, 2012, our board of directors approved an estimated value per share of our common stock of $10.29 (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2012. The change in the redemption price, which is calculated based on the most recent estimated value per share, was effective for the December 2012 Redemption Date, which was December 31, 2012. We currently expect to engage our advisor and/or an independent valuation firm to update our estimated value per share in December 2013, but we are not required to update our estimated value per share more frequently than every 18 months.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the three months ended March 31, 2013, we redeemed $10.5 million of shares, which represented all redemption requests received in good order and eligible for redemption through the March 2013 Redemption Date, except for 648,000 shares due to the limitations discussed above. We recorded $6.6 million of other liabilities on the accompanying consolidated balance sheet as of March 31, 2013 related to these unfulfilled redemption requests. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, we have $55.9 million available for redemptions during the remainder of 2013, subject to the limitations described above, including the monthly limitation for ordinary redemptions.
Item 3. Defaults upon Senior Securities
None.

PART II. OTHER INFORMATION (CONTINUED)

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

4.2	Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012

4.3	Third Amended and Restated Dividend Reinvestment Plan

10.1
Loan Agreement (related to U.S. Bank/TD Bank Credit Facility), by and among KBSII Campus Drive, LLC, KBS One Meadowlands, LLC, KBS II Willow Oaks, LLC, U.S. Bank National Association and TD Bank, N.A., dated as of February 27, 2013

10.2
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (related to U.S. Bank/TD Bank Credit Facility), by KBSII Campus Drive, LLC for the benefit of U.S. Bank National Association, dated as of February 27, 2013

10.3
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (related to U.S. Bank/TD Bank Credit Facility), by KBSII One Meadowlands, LLC for the benefit of U.S. Bank National Association, dated as of February 27, 2013

10.4
Promissory Note (Revolving Loan) (related to U.S. Bank/TD Bank Credit Facility), by and among KBSII Campus Drive, LLC, KBS One Meadowlands, LLC, KBS II Willow Oaks, LLC for the benefit of TD Bank, N.A., dated as of February 27, 2013

10.5
Promissory Note (Revolving Loan) (related to U.S. Bank/TD Bank Credit Facility), by and among KBSII Campus Drive, LLC, KBS One Meadowlands, LLC, KBS II Willow Oaks, LLC for the benefit of U.S. Bank National Association, dated as of February 27, 2013

10.6
Repayment Guaranty (related to U.S. Bank/TD Bank Credit Facility), by and among KBS REIT Properties II, LLC for the benefit of U.S. Bank National Association and TD Bank, N.A., dated as of February 27, 2013

10.7
Credit Line Deed of Trust (With Assignment of Leases and Rents, Security Agreement and Fixture Filing) (related to U.S. Bank/TD Bank Credit Facility), by KBS II Willow Oaks, LLC for the benefit of U.S. Bank National Association, dated as of February 27, 2013

PART II. OTHER INFORMATION (CONTINUED)
Item 6.    Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

99.1	Fifth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 18, 2012

99.2	Sixth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	May 13, 2013	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 13, 2013	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)