Form 10-Q
period 2013-06-30
KBS Real Estate Investment Trust II, Inc.
filed 2013-08-08
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes  ☐  No  ☒
As of August 2, 2013, there were 192,816,083 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Real estate:
Land	$336,357	$265,197
Buildings and improvements	2,143,527	1,992,264
Tenant origination and absorption costs	314,803	304,732
Total real estate, cost	2,794,687	2,562,193
Less accumulated depreciation and amortization	(319,742)	(270,538)
Total real estate, net	2,474,945	2,291,655
Real estate loans receivable, net	352,964	348,846
Total real estate and real estate-related investments, net	2,827,909	2,640,501
Cash and cash equivalents	103,301	48,390
Rents and other receivables, net	66,579	57,349
Above-market leases, net	56,433	49,215
Deferred financing costs, prepaid expenses and other assets	31,881	26,495
Total assets	$3,086,103	$2,821,950
Liabilities and stockholders’ equity
Notes payable	$1,631,343	$1,334,514
Accounts payable and accrued liabilities	27,807	20,416
Due to affiliates	—	168
Distributions payable	10,275	10,521
Below-market leases, net	26,649	26,519
Other liabilities	39,730	34,355
Total liabilities	1,735,804	1,426,493
Commitments and contingencies (Note 11)
Redeemable common stock	72,676	66,426
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 192,048,055 and 190,274,167 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,921	1,903
Additional paid-in capital	1,633,957	1,633,994
Cumulative distributions in excess of net income	(346,022)	(289,737)
Accumulated other comprehensive loss	(12,233)	(17,129)
Total stockholders’ equity	1,277,623	1,329,031
Total liabilities and stockholders’ equity	$3,086,103	$2,821,950
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$65,818	$62,178	$127,543	$124,498
Tenant reimbursements	16,292	13,963	30,593	28,280
Interest income from real estate loans receivable	8,410	10,292	16,672	20,412
Other operating income	2,692	2,643	5,291	5,144
Total revenues	93,212	89,076	180,099	178,334
Expenses:
Operating, maintenance, and management	16,482	15,508	32,649	30,627
Real estate taxes and insurance	12,960	10,295	23,846	21,131
Asset management fees to affiliate	5,993	5,587	11,484	11,152
Real estate acquisition fees to affiliates	—	—	1,797	—
Real estate acquisition fees and expenses	7	—	623	—
General and administrative expenses	1,222	1,244	2,337	2,397
Depreciation and amortization	30,929	32,004	60,023	63,463
Interest expense	16,198	14,746	31,491	29,439
Total expenses	83,791	79,384	164,250	158,209
Other income:
Other interest income	11	2	15	20
Gain on early payoff of real estate loan receivable	—	14,886	—	14,886
Total other income	11	14,888	15	14,906
Income from continuing operations	9,432	24,580	15,864	35,031
Discontinued operations:
Gain on sale of real estate, net	—	2,474	—	2,474
Loss from discontinued operations	—	(69)	—	(57)
Total income from discontinued operations	—	2,405	—	2,417
Net income	$9,432	$26,985	$15,864	$37,448
Basic and diluted income per common share:
Continuing operations	$0.05	$0.13	$0.08	$0.19
Discontinued operations	—	0.01	—	0.01
Net income per common share	$0.05	$0.14	$0.08	$0.20
Weighted-average number of common shares outstanding, basic and diluted	192,172,909	190,808,730	191,743,406	191,366,893
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$9,432	$26,985	$15,864	$37,448
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	3,234	(1,245)	4,539	(1,618)
Reclassification of realized losses on derivative instruments	277	—	357	—
Total other comprehensive income (loss)	3,511	(1,245)	4,896	(1,618)
Total comprehensive income	$12,943	$25,740	$20,760	$35,830
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2012 and the Six Months Ended June 30, 2013 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2011	191,725,167	$1,917	$1,649,029	$(214,137)	$(17,465)	$1,419,344
Net income	—	—	—	48,374	—	48,374
Other comprehensive income	—	—	—	—	336	336
Issuance of common stock	6,804,964	67	66,393	—	—	66,460
Redemptions of common stock	(8,255,964)	(81)	(82,737)	—	—	(82,818)
Transfers from redeemable common stock	—	—	1,329	—	—	1,329
Distributions declared	—	—	—	(123,974)	—	(123,974)
Other offering costs	—	—	(20)	—	—	(20)
Balance, December 31, 2012	190,274,167	$1,903	$1,633,994	$(289,737)	$(17,129)	$1,329,031
Net income	—	—	—	15,864	—	15,864
Other comprehensive income	—	—	—	—	4,896	4,896
Issuance of common stock	3,876,736	39	37,876	—	—	37,915
Redemptions of common stock	(2,102,848)	(21)	(21,331)	—	—	(21,352)
Transfers to redeemable common stock	—	—	(16,563)	—	—	(16,563)
Distributions declared	—	—	—	(72,149)	—	(72,149)
Other offering costs	—	—	(19)	—	—	(19)
Balance, June 30, 2013	192,048,055	$1,921	$1,633,957	$(346,022)	$(12,233)	$1,277,623
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$15,864	$37,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	60,023	63,463
Discontinued operations	—	212
Noncash interest income on real estate-related investments	(2,388)	(3,796)
Deferred rent	(6,689)	(7,892)
Bad debt expense (recovery)	461	(114)
Amortization of above- and below-market leases, net	992	438
Amortization of deferred financing costs	1,558	1,628
Reclassification of realized losses on derivative instruments	357	—
Change in fair value of contingent consideration	(31)	(42)
Gain on early payoff of real estate loan receivable	—	(14,886)
Gain on sale of real estate, net	—	(2,474)
Changes in operating assets and liabilities:
Rents and other receivables	(3,111)	(1,378)
Prepaid expenses and other assets	(3,329)	(3,710)
Accounts payable and accrued liabilities	1,341	1,726
Other liabilities	(1,203)	(3,046)
Net cash provided by operating activities	63,845	67,577
Cash Flows from Investing Activities:
Acquisitions of real estate	(238,952)	—
Improvements to real estate	(6,562)	(10,669)
Proceeds from sale of real estate	—	12,220
Investments in real estate loans receivable	(2,620)	(50,799)
Principal repayments on real estate loans receivable	890	634
Proceeds from the early payoff of real estate loan receivable	—	84,932
Net cash (used in) provided by investing activities	(247,244)	36,318
Cash Flows from Financing Activities:
Proceeds from notes payable	378,000	—
Principal payments on notes payable	(81,171)	(58,756)
Payments of deferred financing costs	(2,936)	(6)
Return of contingent consideration related to acquisition of real estate	268	675
Payments to redeem common stock	(21,352)	(51,098)
Payments of other offering costs	(19)	(16)
Distributions paid to common stockholders	(34,480)	(28,589)
Net cash provided by (used in) financing activities	238,310	(137,790)
Net increase (decrease) in cash and cash equivalents	54,911	(33,895)
Cash and cash equivalents, beginning of period	48,390	95,554
Cash and cash equivalents, end of period	$103,301	$61,659
Supplemental Disclosure of Cash Flow Information:
Interest paid	$29,583	$27,835
Supplemental Disclosure of Noncash Transactions:
Decrease in distributions payable	$(246)	$(471)
Increase in redeemable common stock payable	$10,313	$4,447
Increase in accrued improvements to real estate	$4,533	$—
Increase in lease commissions payable	$1,573	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$37,915	$33,559
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of June 30, 2013, the Company owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable.
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on May 21, 2013 (the “Advisory Agreement”). The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. As of June 30, 2013, the Company had sold 24,816,427 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $238.7 million. Also as of June 30, 2013, the Company had redeemed 15,470,005 shares sold in the Offering for $153.0 million.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
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
June 30, 2013
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

If the Company cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the share redemption program, then the Company will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in the Company’s currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented, then the Company would redeem all of such stockholder’s shares. If the Company is redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to the Company’s dividend reinvestment plan.
The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8‑K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
The Company limits the dollar value of shares that may be redeemed under the share redemption program as described above. For the six months ended June 30, 2013, the Company redeemed 2,102,848 shares sold in the Offering for $21.4 million, which represented all redemption requests received in good order and eligible for redemption through the June 2013 Redemption Date, except for 1,016,587 shares due to the limitations discussed above. The Company recorded $10.3 million of other liabilities on the accompanying consolidated balance sheet as of June 30, 2013 related to these unfulfilled redemption requests. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, the Company has $45.1 million available for redemptions during the remainder of 2013, subject to the limitations described above, including the monthly limitation for ordinary redemptions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2013 and 2012, respectively.
Distributions declared per common share were $0.162 and $0.376 for the three and six months ended June 30, 2013, respectively, and $0.162 and $0.322 for the three and six months ended June 30, 2012, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2013 and 2012, respectively. For each day that was a record date for distributions during the three and six months ended June 30, 2013 and 2012, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through June 30, 2013 was a record date for distributions. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through June 30, 2012 was a record date for distributions. Additionally, the Company’s board of directors declared a distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Recently Issued Accounting Standards Update
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts, such as when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 31, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s consolidated financial statements.

3.	REAL ESTATE
As of June 30, 2013, the Company’s real estate portfolio was composed of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one industrial property and a leasehold interest in one industrial property, encompassing in the aggregate approximately 11.6 million rentable square feet. As of June 30, 2013, the Company’s real estate portfolio was 95% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2013 and December 31, 2012 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
As of June 30, 2013:
Office	$326,057	$2,054,610	$296,773	$2,677,440
Industrial (1)	10,300	88,917	18,030	117,247
Total real estate, cost	$336,357	$2,143,527	$314,803	$2,794,687
Accumulated depreciation and amortization	—	(208,759)	(110,983)	(319,742)
Net Amount	$336,357	$1,934,768	$203,820	$2,474,945
As of December 31, 2012:
Office	$254,897	$1,903,298	$286,291	$2,444,486
Industrial (1)	10,300	88,966	18,441	117,707
Total real estate, cost	$265,197	$1,992,264	$304,732	$2,562,193
Accumulated depreciation and amortization	—	(173,917)	(96,621)	(270,538)
Net Amount	$265,197	$1,818,347	$208,111	$2,291,655
_____________________
(1) Includes an investment in the rights to a ground lease. The ground lease expires in February 2050.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

As of June 30, 2013, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$561,226	18.2%	$45,170	$34.67	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2013, the leases had remaining terms, excluding options to extend, of up to 15.7 years with a weighted-average remaining term of 5.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.7 million and $4.2 million as of June 30, 2013 and December 31, 2012, respectively.
During the six months ended June 30, 2013 and 2012, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $6.7 million and $7.9 million, respectively. As of June 30, 2013 and December 31, 2012, the cumulative deferred rent balance was $60.9 million and $53.5 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.8 million and $5.3 million of unamortized lease incentives as of June 30, 2013 and December 31, 2012, respectively.
As of June 30, 2013, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

July 1, 2013 through December 31, 2013	$124,414
2014	243,768
2015	224,032
2016	206,601
2017	185,476
Thereafter	783,661
$1,767,952

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

As of June 30, 2013, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	59	$51,410	19.6%
Finance	91	49,900	19.0%
Computer System Design & Programming	21	32,622	12.4%
		$133,932	51.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the six months ended June 30, 2013, the Company recorded bad debt expense of $0.5 million. During the six months ended June 30, 2012, the Company reduced its bad debt expense reserve and recorded a net recovery of bad debt related to its tenant receivables of $0.1 million. As of June 30, 2013, the Company had a bad debt expense reserve of approximately $0.2 million, which represents less than 1% of its annualized base rent.
As of June 30, 2013, there were no leases that accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of June 30, 2013, the Company’s net investments in real estate in Illinois, California and New Jersey represented 18.2%, 17.6% and 14.2% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
In addition, the Company’s investment in the 300 N. LaSalle Building, located in Chicago, Illinois, represented 18.2% of the Company’s total assets and 19.7% of the Company’s total revenues as of and for the six months ended June 30, 2013. As a result of this investment, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
June 30, 2013
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of June 30, 2013 and December 31, 2012, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Cost	$314,803	$304,732	$77,387	$70,176	$(49,328)	$(46,607)
Accumulated Amortization	(110,983)	(96,621)	(20,954)	(20,961)	22,679	20,088
Net Amount	$203,820	$208,111	$56,433	$49,215	$(26,649)	$(26,519)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(10,701)	$(12,617)	$(2,558)	$(2,327)	$2,062	$2,069

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(20,873)	$(25,448)	$(4,750)	$(4,560)	$3,758	$4,164

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of June 30, 2013 and December 31, 2012, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2013 (1)	Book Value as of June 30, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
One Liberty Plaza Notes
New York, New York	02/11/2009	Office	Mortgage	$112,515	$83,086	$81,163	6.1%	14.9%	08/06/2017
Tuscan Inn First Mortgage Origination (5)
San Francisco, California	01/21/2010	Hotel	Mortgage	20,200	20,023	19,973	8.3%	9.0%	01/21/2015
Chase Tower First Mortgage Origination (5)
Austin, Texas	01/25/2010	Office	Mortgage	59,004	59,012	59,210	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (5) (6)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	32,673	32,673	32,673	(5)	9.8%	07/01/2014
One Kendall Square First Mortgage Origination (7)
Cambridge, Massachusetts	11/22/2010	Mixed-use Facility	Mortgage Participation	87,500	87,736	88,006	(6)	7.0%	12/01/2013
Sheraton Charlotte Airport Hotel First Mortgage (5)
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	14,500	14,517	14,519	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage (8)
Reston, Virginia	01/17/2012	Office	Mortgage	55,880	55,917	53,302	7.5%	7.6%	02/01/2017
				$382,272	$352,964	$348,846
_____________________
(1) Outstanding principal balance as of June 30, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2013, using the interest method, annualized and divided by the average amortized cost basis of the investment. The contractual interest rates and annualized effective interest rates presented are as of June 30, 2013.
(4) Maturity dates are as of June 30, 2013; subject to certain conditions, the maturity dates of certain real estate loans receivable may be extended beyond the maturity date shown.
(5) The Tuscan Inn First Mortgage Origination, the Chase Tower First Mortgage Origination, the Pappas Commerce First Mortgage Origination and the Sheraton Charlotte Airport Hotel First Mortgage are the collateral for the CIBC Portfolio Mortgage Loan.
(6) As of June 30, 2013, $31.9 million had been disbursed under the Pappas Commerce First Mortgage. Interest on the first mortgage is calculated at a fixed rate of 9.5%. Outstanding principal balance also includes a protective advance of $0.8 million made on June 22, 2011 to cover property taxes and to fund the tax and insurance reserve account. Interest on the protective advance is calculated at a fixed rate of 14.5%.
(7) The One Kendall Square First Mortgage bears interest at a floating rate of 550 basis points over one-month LIBOR, but at no point shall the interest rate be less than 7.5%.
(8) As of June 30, 2013, $55.9 million had been disbursed under the Summit I & II First Mortgage and another $2.9 million remained available for future fundings, subject to certain conditions set forth in the loan agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The following summarizes the activity related to the real estate loans receivable for the six months ended June 30, 2013 (in thousands):

Real estate loans receivable - December 31, 2012	$348,846
Additional principal funded under real estate loans receivable	2,620
Principal repayments received on real estate loans receivable	(890)
Accretion of discounts on purchased real estate loans receivable	2,659
Amortization of closing costs and origination fees on real estate loans receivable	(271)
Real estate loans receivable - June 30, 2013	$352,964
For the three and six months ended June 30, 2013 and 2012, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual interest income	$7,190	$8,363	$14,284	$16,616
Accretion of purchase discounts	1,358	2,075	2,659	4,082
Amortization of closing costs and origination fees	(138)	(146)	(271)	(286)
Interest income from real estate loans receivable	$8,410	$10,292	$16,672	$20,412
As of June 30, 2013 and December 31, 2012, interest receivable from real estate loans receivable was $2.2 million and $2.3 million, respectively, and was included in rents and other receivables.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

6.	NOTES PAYABLE
As of June 30, 2013 and December 31, 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of June 30, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of June 30, 2013(1)	Effective Interest Rate as of June 30, 2013 (1)	Payment Type	Maturity Date (2)
100 & 200 Campus Drive Mortgage Loan (3)	$—	$55,000	(3)	(3)	(3)	(3)
300-600 Campus Drive Mortgage Loan	93,850	93,850	5.90%	5.9%	Interest Only	04/10/2014
Portfolio Revolving Loan Facility (4)	105,000	55,000	One-month LIBOR + 1.80% (4)	3.5%	Interest Only	06/21/2017
Willow Oaks Revolving Loan (3)	—	13,000	(3)	(3)	(3)	(3)
300 N. LaSalle Building Mortgage Loan	350,000	350,000	4.25%	4.3%	(5)	08/01/2015
Union Bank Plaza Mortgage Loan (6)	105,000	105,000	One-month LIBOR + 1.75%	3.5%	Interest Only	09/15/2015
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Loan (7)	341,544	341,544	One-month LIBOR + 2.15%	3.7%	Interest Only	01/27/2016
One Kendall Square Borrowing	45,000	45,000	One-month LIBOR + 2.50%	4.0%	Interest Only	12/01/2013
601 Tower Mortgage Loan (8)	16,320	16,320	(7)	3.5%	Interest Only	06/03/2015
CityPlace Tower Mortgage Loan	71,000	71,000	3.59%	3.6%	Interest Only	08/01/2015
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Metropolitan Center Mortgage Loan (3)	—	13,000	(3)	(3)	(3)	(3)
CIBC Portfolio Mortgage Loan (9)	75,829	76,000	One-month LIBOR + 2.75%	3.0%	Interest Only	01/01/2016
U.S. Bank/TD Bank Credit Facility (10)	188,000	—	One-month LIBOR + 1.75% - 1.85%	2.2%	Interest Only	03/01/2016
Corporate Technology Centre Mortgage Loan	140,000	—	3.50%	3.5%	(11)	04/01/2020
	$1,631,343	$1,334,514
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2013. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of June 30, 2013, where applicable. For further information regarding the Company’s derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2013; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On March 6, 2013, the Company used proceeds from the U.S. Bank/TD Bank Credit Facility to repay these loans in full.
(4) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. On June 21, 2013, the Portfolio Revolving Loan Facility was amended and restated to increase the borrowing capacity from $100.0 million to $145.0 million and to extend the maturity date to June 21, 2017. See “ - Recent Financing Transactions - Amended and Restated Portfolio Revolving Loan Facility.”
(5) Monthly payments are initially interest-only. Beginning on September 1, 2013, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(6) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of June 30, 2013, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(7) The Portfolio Loan is secured by Plano Business Park, Horizon Tech Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center, I-81 Industrial Portfolio, Two Westlake Park, Torrey Reserve West and our leasehold interest in the Dallas Cowboys Distribution Center.
(8) On June 6, 2011, the Company entered into a four-year $32.6 million revolving credit loan. As of June 30, 2013, $16.3 million had been disbursed to the Company under the mortgage loan and $16.3 million remained available for future disbursements under the revolving loan facility, subject to certain conditions set forth in the loan agreement. The interest rate on the $16.3 million outstanding as of June 30, 2013 was calculated at a fixed rate of 3.54% per annum. The interest rate on the $16.3 million available for future disbursements as of June 30, 2013 will be calculated at a variable rate of 220 basis points over one-month LIBOR.
(9) The CIBC Portfolio Mortgage Loan is secured by the Tuscan Inn First Mortgage Origination, the Chase Tower First Mortgage Origination, the Pappas Commerce First Mortgage Origination and the Sheraton Charlotte Airport Hotel First Mortgage. Principal payments received as prepayments or upon the maturity of the underlying collateral are required to be remitted as principal repayments on the CIBC Portfolio Mortgage Loan.
(10) On March 6, 2013, the Company entered into a three-year senior secured credit facility for borrowings of up to $235.0 million, of which $141.0 million is non-revolving debt and $94.0 million is revolving debt. As of June 30, 2013, the $141.0 million non-revolving portion and $47.0 million of the revolving portion had been funded, and $47.0 million of the revolving portion remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. The U.S. Bank/TD Bank Credit Facility is secured by 100 & 200 Campus Drive Buildings, Metropolitan Center and Willow Oaks Corporate Center.
(11) Monthly payments are initially interest-only. Beginning on May 1, 2017, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

As of June 30, 2013 and December 31, 2012, the Company’s deferred financing costs were $8.5 million and $7.0 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2013, the Company incurred $16.2 million and $31.5 million of interest expense, respectively. During the three and six months ended June 30, 2012, the Company incurred $14.7 million and $29.4 million of interest expense, respectively. As of June 30, 2013 and December 31, 2012, $4.7 million and $4.3 million, respectively, of interest expense were payable. Included in interest expense for the three and six months ended June 30, 2013 were $0.8 million and $1.6 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2012 were $0.8 million and $1.6 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $2.5 million and $4.9 million for the three and six months ended June 30, 2013, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $2.3 million and $4.5 million for the three and six months ended June 30, 2012, respectively.
The following is a schedule of maturities for all notes payable outstanding as of June 30, 2013 (in thousands):

July 1, 2013 through December 31, 2013	$45,000
2014	93,850
2015	622,320
2016	625,173
2017	105,000
Thereafter	140,000
$1,631,343
Certain of the Company’s notes payable contain financial debt covenants. As of June 30, 2013, the Company was in compliance with these debt covenants.
Recent Financing Transaction
Amended and Restated Portfolio Revolving Loan Facility
On April 30, 2010, the Company, through indirect wholly owned subsidiaries (the “Portfolio Revolving Loan Facility Borrowers”), entered into a four-year revolving loan facility with Wells Fargo Bank, N.A. for an amount up to $100.0 million (the “Portfolio Revolving Loan Facility”) of which $55.0 million was funded at closing. As of June 20, 2013, the outstanding principal of the Portfolio Revolving Loan Facility was $55.0 million. On April 30, 2010, the Company also entered into an interest rate swap agreement (the “Initial Swap Agreement”) that effectively fixed the interest rate on the $55.0 million at approximately 5.17% through May 1, 2013, at which time the amount of the loan subject to the Initial Swap Agreement was decreased to $45.0 million. The Initial Swap Agreement terminates on April 30, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

On June 21, 2013, the Portfolio Revolving Loan Facility was amended and restated to increase the borrowing capacity from $100.0 million to $145.0 million (the “Amended and Restated Portfolio Revolving Loan Facility”), of which $105.0 million is non-revolving debt and $40.0 million is revolving debt. As of June 30, 2013, the $105.0 million non‑revolving portion had been funded, and the $40.0 million revolving portion remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Amended and Restated Portfolio Revolving Loan Facility matures on June 21, 2017, with two one-year extension options, subject to certain terms and conditions contained in the loan documents and the payment of an extension fee equal to 0.2% of the lender’s aggregate commitment at the time of each extension.  The Amended and Restated Portfolio Revolving Loan Facility bears interest at a floating rate of 180 basis points over one-month LIBOR. Monthly payments are interest only with the entire principal balance and all outstanding interest and fees due at maturity. The Company has the right to prepay the outstanding balance in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and a possible exit fee for prepayments made prior to June 21, 2015 and subject to certain other conditions contained in the loan documents. The Amended and Restated Portfolio Revolving Loan Facility is secured by Mountain View Corporate Center, 350 E. Plumeria Building, Pierre Laclede Center and One Main Place.
As of June 21, 2013, as a result of the Company’s entry into the Amended and Restated Portfolio Revolving Loan Facility, which reduced the interest rate from 300 basis points over one-month LIBOR to 180 basis points over one-month LIBOR, the Initial Swap Agreement effectively fixes the interest rate on $45.0 million of the loan at approximately 3.97% through April 30, 2014. The Portfolio Revolving Loan Facility Borrowers also entered into a second swap agreement to hedge the interest rate on $60.0 million, the balance of the non-revolving debt, which amount increases to $105.0 million on May 1, 2014 upon the termination of the Initial Swap Agreement, at approximately 3.10% through June 1, 2017.
KBS REIT Properties II LLC, the wholly owned subsidiary through which the Company indirectly owns all of its real estate assets (“KBS REIT Properties II”), is providing a guaranty of 20% of the outstanding principal balance under the Amended and Restated Portfolio Revolving Loan Facility. KBS REIT Properties II is also providing a guaranty of any deficiency, loss or damage suffered by the lender resulting from certain intentional acts committed by the Portfolio Revolving Loan Facility Borrowers and, in certain circumstances, KBS REIT Properties II, or certain bankruptcy or insolvency proceedings involving the Portfolio Revolving Loan Facility Borrowers and KBS REIT Properties II.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The following table summarizes the notional and fair value of the Company’s interest rate swaps designated as cash flow hedges as of June 30, 2013 and December 31, 2012. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)		Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	June 30, 2013		December 31, 2012
Interest Rate Swap (1)	02/26/2010	02/26/2014	$—	One-month LIBOR/ Fixed at 2.30%	$—	(1)	$(239)
Interest Rate Swap (1)	02/26/2010	02/26/2014	—	One-month LIBOR/ Fixed at 2.30%	—	(1)	(239)
Interest Rate Swap	04/30/2010	04/30/2014	45,000	One-month LIBOR/ Fixed at 2.17%	(726)		(1,214)
Interest Rate Swap (1)	07/26/2010	08/01/2013	—	One-month LIBOR/ Fixed at 1.33%	—	(1)	(43)
Interest Rate Swap (1)	07/26/2010	08/01/2013	—	One-month LIBOR/ Fixed at 1.33%	—	(1)	(43)
Interest Rate Swap	09/15/2010	09/15/2015	105,000	One-month LIBOR/ Fixed at 1.70%	(2,927)		(3,788)
Interest Rate Swap (1)	12/15/2010	02/26/2014	—	One-month LIBOR/ Fixed at 1.53%	—	(1)	(262)
Interest Rate Swap (1)	12/15/2010	02/26/2014	—	One-month LIBOR/ Fixed at 1.53%	—	(1)	(262)
Interest Rate Swap	12/16/2010	01/01/2016	19,800	One-month LIBOR/ Fixed at 2.39%	(920)		(1,166)
Interest Rate Swap	12/20/2010	06/16/2015	69,000	One-month LIBOR/ Fixed at 1.94%	(2,100)		(2,700)
Interest Rate Swap	02/01/2011	01/01/2016	56,150	One-month LIBOR/ Fixed at 2.16%	(2,286)		(2,929)
Interest Rate Swap	02/01/2011	02/01/2015	8,400	One-month LIBOR/ Fixed at 1.75%	(190)		(254)
Interest Rate Swap	02/01/2011	02/01/2014	80,150	One-month LIBOR/ Fixed at 1.29%	(515)		(928)
Interest Rate Swap	03/08/2011	02/01/2014	85,900	One-month LIBOR/ Fixed at 1.45%	(636)		(1,147)
Interest Rate Swap	03/10/2011	02/01/2014	13,750	One-month LIBOR/ Fixed at 1.32%	(91)		(164)
Interest Rate Swap	12/01/2011	12/01/2015	80,000	One-month LIBOR/ Fixed at 1.04%	(1,070)		(1,547)
Interest Rate Swap (1)	01/01/2012	01/01/2016	—	One-month LIBOR/ Fixed at 1.02%	—	(1)	(145)
Interest Rate Swap (1)	02/01/2012	01/01/2016	—	One-month LIBOR/ Fixed at 0.77%	—	(1)	(59)
Interest Rate Swap	03/06/2013	03/01/2017	32,113	One-month LIBOR/ Fixed at 0.71%	275		—
Interest Rate Swap	05/01/2013	03/01/2017	23,787	One-month LIBOR/ Fixed at 0.71%	198		—
Interest Rate Swap	03/06/2013	03/01/2016	48,887	One-month LIBOR/ Fixed at 0.50%	94		—
Interest Rate Swap	05/01/2013	03/01/2016	36,213	One-month LIBOR/ Fixed at 0.50%	68		—
Interest Rate Swap	07/01/2013	06/01/2017	60,000	One-month LIBOR/ Fixed at 1.30%	(631)		—
Total derivatives designated as hedging instruments			$764,150		$(11,457)		$(17,129)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) and as other comprehensive income in the accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized gains of $3.2 million and $4.5 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2013, respectively. The Company recorded unrealized losses of $1.2 million and $1.6 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2012, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $4.9 million and $4.5 million of interest expense related to the effective portion of cash flow hedges during the six months ended June 30, 2013 and 2012, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the three and six months ended June 30, 2013 and 2012, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense totaled $8.7 million as of June 30, 2013 and was included in accumulated other comprehensive income (loss).
In conjunction with the refinancing of the U.S. Bank/TD Bank Credit Facility, the Company terminated the swap agreements with respect to eight swaps and paid an aggregate breakage fee of $1.1 million. Because it remains probable that the original hedged forecasted transactions (i.e., LIBOR-based debt service payments) will occur, the loss related to the termination of these swap agreements is included in accumulated other comprehensive income (loss) and will be reclassified into earnings over the period of the original forecasted hedged transaction. During the three and six months ended June 30, 2013, the Company reclassified $0.3 million and $0.4 million of the loss related to the termination of swap agreements into earnings as an increase to interest expense, respectively.

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
June 30, 2013
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of June 30, 2013 and December 31, 2012, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$382,272	$352,964	$389,635	$380,542	$348,846	$390,145
Financial liabilities:
Notes payable	$1,631,343	$1,631,343	$1,645,417	$1,334,514	$1,334,514	$1,341,363

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
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
During the six months ended June 30, 2013, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$635	$—	$635	$—
Liability derivatives	(12,092)	—	(12,092)	—

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the six months ended June 30, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2013 and 2012, respectively, and any related amounts payable as of June 30, 2013 and December 31, 2012 (in thousands):

	Incurred			Incurred			Payable as of
	Three Months Ended June 30,			Six Months Ended June 30,			June 30,	December 31,
	2013	2012		2013	2012		2013	2012
Expensed
Asset management fees	$5,993	$5,606	(1)	$11,484	$11,193	(1)	$—	$—
Reimbursement of operating expenses (2)	33	20		58	36		—	168
Acquisition fees	—	—		1,797	—		—	—
Disposition fees	—	968		—	968		—	—
Capitalized
Origination fees	—	20		—	608		—	—
	$6,026	$6,614		$13,339	$12,805		$—	$168
_____________________
(1) Amount includes asset management fees from discontinued operations totaling $19,000 and $41,000 for the three and six months ended June 30, 2012.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $33,000 and $20,000 for the three months ended June 30, 2013 and 2012, respectively, and $58,000 and $36,000 for the six months ended June 30, 2013 and 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement through June 30, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2013 and 2012 and total assets and total liabilities for each reportable segment as of June 30, 2013 and December 31, 2012 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Real estate segment (1)	$84,802	$78,784	$163,427	$157,922
Real estate-related segment	8,410	10,292	16,672	20,412
Total segment revenues	$93,212	$89,076	$180,099	$178,334

Interest Expense:
Real estate segment (1)	$14,890	$13,395	$28,839	$26,682
Real estate-related segment	1,141	1,142	2,272	2,293
Total segment interest expense	16,031	14,537	31,111	28,975
Corporate-level	167	209	380	464
Total interest expense	$16,198	$14,746	$31,491	$29,439

NOI:
Real estate segment (1)	$35,031	$34,648	$67,709	$69,616
Real estate-related segment	6,715	8,501	13,300	16,833
Total NOI	$41,746	$43,149	$81,009	$86,449

	As of June 30,	As of December 31,
	2013	2012
Assets:
Real estate segment	$2,650,084	$2,441,112
Real estate-related segment	358,586	352,377
Total segment assets	3,008,670	2,793,489
Corporate-level (2)	77,433	28,461
Total assets	$3,086,103	$2,821,950
Liabilities:
Real estate segment	$1,593,420	$1,293,854
Real estate-related segment	121,148	121,332
Total segment liabilities	1,714,568	1,415,186
Corporate-level (3)	21,236	11,307
Total liabilities	$1,735,804	$1,426,493
_____________________
(1) Amounts do not include real estate held for sale and discontinued operations.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $77.1 million and $28.2 million as of June 30, 2013 and December 31, 2012, respectively.
(3) As of June 30, 2013 and December 31, 2012, corporate-level liabilities consisted primarily of distributions payable and redemptions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$9,432	$26,985	$15,864	$37,448
Other interest income	(11)	(2)	(15)	(20)
Gain on early payoff of real estate loan receivable	—	(14,886)	—	(14,886)
Real estate acquisition fees to affiliates	—	—	1,797	—
Real estate acquisition fees and expenses	7	—	623	—
General and administrative expenses	1,222	1,244	2,337	2,397
Depreciation and amortization	30,929	32,004	60,023	63,463
Corporate-level interest expense	167	209	380	464
Total income from discontinued operations	—	(2,405)	—	(2,417)
NOI	$41,746	$43,149	$81,009	$86,449

11.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, acquisition or origination, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event the Advisor is unable to provide any of these services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2013.
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
Distributions Paid
On July 1, 2013, the Company paid distributions of $10.3 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2013 through June 30, 2013. On August 1, 2013, the Company paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2013 through July 31, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Distributions Declared
On July 9, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2013 through August 31, 2013, which the Company expects to pay in September 2013. On August 5, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2013 through September 30, 2013, which the Company expects to pay in October 2013, and distributions based on daily record dates for the period from October 1, 2013 through October 31, 2013, which the Company expects to pay in November 2013. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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
300-600 Campus Drive Revolving Loan
On July 10, 2013, the Company, through an indirect wholly owned subsidiary (the “300-600 Campus Drive Borrower”), entered into a three-year senior secured credit facility with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $120.0 million (the “300-600 Campus Drive Revolving Loan”), of which $95.0 million is non-revolving debt and $25.0 million is revolving debt. The 300-600 Campus Drive Revolving Loan is secured by the 300-600 Campus Drive Buildings. As of July 10, 2013, $78.0 million of the non-revolving debt was funded with the remaining $17.0 million available for future disbursements to be used for tenant improvements and/or leasing commissions, subject to certain terms and conditions contained in the loan documents. Also, as of July 10, 2013, the revolving portion of $25.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Company used the net proceeds from the initial funding to repay the outstanding principal balance due under the 300-600 Campus Drive Mortgage Loan, which was subject to a prepayment fee of $3.7 million.
The 300-600 Campus Drive Revolving Loan matures on August 1, 2016, with two one-year extension options, subject to certain terms and conditions contained in the loan documents.  The 300-600 Campus Drive Revolving Loan bears interest at the lesser of (a) the maximum non-usurious rate of interest allowed by applicable law and (b) a floating rate of 205 basis points over one-month LIBOR. Monthly payments during the initial term are interest only with the entire principal balance and all outstanding interest and fees due at maturity. The Company will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions and possible fees contained in the loan documents. In connection with the closing of the 300-600 Campus Drive Revolving Loan, the 300-600 Campus Drive Borrower entered into an interest rate swap agreement with the lender, which swap became effective on August 1, 2013 and effectively fixes the interest rate on $78.0 million of the non-revolving debt at approximately 2.91% during the initial loan term.
KBS REIT Properties II is providing a guaranty of 25% of the outstanding principal amount due and payable under the 300-600 Campus Drive Revolving Loan. KBS REIT Properties II is also providing a guaranty of: (i) in certain circumstances, any amounts owed by the 300-600 Campus Drive Borrower pursuant to the related environmental indemnity; and (ii) any deficiency, loss or damage suffered by the lender resulting from (a) certain intentional acts committed by the 300-600 Campus Drive Borrower and, in certain circumstances, KBS REIT Properties II, or (b) certain bankruptcy or insolvency proceedings involving the 300-600 Campus Drive Borrower.

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
Overview
We were formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and intend to continue to operate in such a manner. We have invested in a diverse portfolio of real estate and real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by our advisor, KBS Capital Advisors LLC, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate and real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
We own a diverse portfolio of real estate and real estate-related investments. As of June 30, 2013, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of June 30, 2013, we had sold 24,816,427 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $238.7 million. Also as of June 30, 2013, we had redeemed 15,470,005 shares sold in our offering for $153.0 million.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the ongoing sub-par recovery of the U.S. economy, concerns persist regarding the damped pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. At the end of 2012, the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs. In 2013, the legislative and executive branches of the government were unable to negotiate a new federal budget, and the sequestration cuts began to take effect in March 2013. The cuts in government expenditures have affected each branch of government and multiple programs within each branch. These decreases in spending contributed to the slowing of U.S. economic growth in the second quarter of 2013. Increased reductions in federal government spending are scheduled in the third and fourth quarters of 2013, which has led a number of banks and economists to lower their projections for 2013 real gross domestic product growth.
With the help of an extremely accommodative Federal Reserve monetary policy, corporate America, and in particular the banking industry, has experienced improved earnings and stronger corporate finances. The U.S. dollar has remained the safe haven currency for the rest of the world, and U.S. asset prices have grown on a relative basis.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 2012, the economic stimulus provided by certain Federal Reserve programs and an increased demand for U.S.- based assets began to fuel the U.S. commercial real estate market recovery. Transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have spurred on the recovery. Commercial real estate transaction volumes have continued to improve as the United States has become a “safe haven” for global capital. This trend has continued throughout 2013 and the U.S. commercial real estate market has gained favor as an alternative investment asset. Looking forward, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
Residential real estate markets also have benefitted from the actions of the Federal Reserve. The introduction of the latest quantitative easing (QE) program has been directly focused on the purchase of mortgage backed securities at a pace of $45 billion a month and the purchase of longer-term treasury securities at a pace of $40 billion a month. This program has successfully lowered the cost of capital available to home buyers, which in turn has led to an increase in mortgage applications and construction activity. The residential real estate market has also benefitted from the presence of institutional investors who have instituted programs focused on the purchase of single-family homes with the intent of renting these homes. This increase in demand has led to a rebound in the value of residential properties in most major metropolitan areas.
In Europe, concerns remain regarding resolution of the ongoing sovereign debt crisis. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global financial markets remains a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of sovereign risks. In the wake of the crisis, some nations continue to experience an ongoing elevated cost of capital. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past 15 months, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations.
Overall, despite indications of tepid recovery both in the U.S. and abroad, uncertainties abound. China’s export-based economy has slowed and Japan has recently embarked upon a large scale QE program of its own. In the United States, the Federal Reserve has begun to address the timing of the completion of the current QE program, which, when combined with the highly adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Investments
The events of the past six years have had, and will likely continue to have, a significant impact, both positive and negative, on our real estate investments. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result decreases in cash flows. Historically low interest rates could help offset some of the impact of these decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments.  Recently, interest rates have begun to increase in the anticipation of the cessation of QE.
Impact on Our Real Estate-Related Investments
All of our real estate-related investments are directly secured by commercial real estate (e.g., deeds of trust or mortgages). As a result, our real estate-related investments in general have been and likely will continue to be impacted by the same factors impacting our real estate investments. In particular, the flow of capital into the U.S. real estate markets has caused the value of our real estate-related investments to increase in value, which is a reversal of recent trends. The relatively high yields and the improving credit position of general U.S. tenants and borrowers have attracted global capital. The real estate and capital markets are fluid and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some borrowers under our loans to make contractual interest payments to us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2013, we had fixed-rate real estate loans receivable with an aggregate outstanding principal balance of $294.8 million and an aggregate carrying value (including origination and closing costs) of $265.3 million that mature between 2014 and 2018 and a variable rate real estate loan receivable with a principal balance of $87.5 million and a carrying value (including origination and closing costs) of $87.7 million that matures in December 2013.
Impact on Our Financing Activities
In light of the risks associated with volatile operating cash flows from our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which has the potential of negatively impacting the value of our investments.
As of June 30, 2013, we had debt obligations in the aggregate principal amount of $1.6 billion, all of which have an initial maturity between December 1, 2013 and 2020. We have a total of $671.2 million of fixed rate notes payable and $960.1 million of variable rate notes payable. The interest rates on $764.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of June 30, 2013, we had a total of $138.9 million of debt obligations scheduled to mature within 12 months of that date. Subsequent to June 30, 2013, we entered into a three-year credit facility for borrowings of up to $120.0 million and repaid the outstanding principal balance due under the 300-600 Campus Drive Mortgage Loan, which had an initial maturity date of April 10, 2014. See “ — Subsequent Events — 300-600 Campus Drive Revolving Loan.”
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
We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. To date, we have invested substantially all of the net proceeds from our initial public offering but could potentially make some additional investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from debt financing, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate properties and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of June 30, 2013, we had an aggregate of $103.3 million available for future disbursements under three credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2013, our real estate portfolio was 95% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investments are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of June 30, 2013, the borrowers under our real estate loans receivable were current on their debt service payments to us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2013, our cash needs for acquisitions or originations, capital expenditures and the payment of debt obligations were met with the proceeds from debt financing, the repayment of one of our real estate loans receivable and proceeds from our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the six months ended June 30, 2013 using current period and prior period cash flows from operations and our cash on hand. We believe that our cash on hand, proceeds from our dividend reinvestment plan, cash flows from operations, availability under our credit facilities, proceeds from asset sales, the repayment of our real estate loans receivable and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows from Operating Activities
As of June 30, 2013, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio consisting of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and seven real estate loans receivable. During the six months ended June 30, 2013, net cash provided by operating activities was $63.8 million, compared to $67.6 million during the six months ended June 30, 2012. Net cash from operations decreased in 2013 primarily as a result of the early payoff of a real estate loan receivable and the disposition of a real estate property in 2012.
Cash Flows from Investing Activities
Net cash used in investing activities was $247.2 million for the six months ended June 30, 2013, and primarily consisted of the following:

•	$238.9 million for the acquisition of an office property;

•	$6.6 million used for improvements to real estate;

•	$2.6 million used for funding obligations under one real estate loan receivable; and

•	$0.9 million of proceeds from principal repayment on real estate loans receivable.
Cash Flows from Financing Activities
During the six months ended June 30, 2013, net cash provided by financing activities was $238.3 million and consisted primarily of the following:

•
$293.9 million of net cash provided by debt financings as a result of proceeds from notes payable of $378.0 million, partially offset by principal payments on notes payable of $81.2 million and payments of deferred financing costs of $2.9 million;

•	$21.4 million of cash used for redemptions of common stock; and

•	$34.5 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $37.9 million.
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
As of June 30, 2013, we had $103.3 million of cash and cash equivalents and up to $103.3 million available for future disbursements under our credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilize secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2013, our borrowings and other liabilities were approximately 51% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2013 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$1,631,343	$45,000	$716,170	$730,173	$140,000
Interest payments on outstanding debt obligations (2)	155,258	29,838	97,595	16,800	11,025
Outstanding funding obligations under real estate loan receivable	2,870	(3)	(3)	(3)	(3)
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of June 30, 2013 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $29.9 million, excluding amortization of deferred financing costs totaling $1.6 million, during the six months ended June 30, 2013.
(3) As of June 30, 2013, $55.9 million had been disbursed under the Summit I & II First Mortgage Loan and another $2.9 million remained available for future funding, subject to certain conditions set forth in the loan agreement. The Summit I & II First Mortgage matures on February 1, 2017.
Results of Operations
Overview
As of June 30, 2012, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, one individual industrial property, a leasehold interest in one industrial property and seven real estate loans receivable. As of June 30, 2013, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one individual industrial property, a leasehold interest in one industrial property and seven real estate loans receivable. The results of operations presented for the six months ended June 30, 2013 and 2012 are not directly comparable due to the early payoff of a real estate loan receivable and disposition of an industrial property in 2012 and the acquisition of an office property in 2013. In general, we expect income and expenses to vary in future periods depending on our acquisition and disposition activities.
Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012
The following table provides summary information about our results of operations for the three months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions(1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2013	2012
Rental income	$65,818	$62,178	$3,640	6%	$4,212	$(572)
Tenant reimbursements	16,292	13,963	2,329	17%	1,510	819
Interest income from real estate loans receivable	8,410	10,292	(1,882)	(18)%	—	(1,882)
Other operating income	2,692	2,643	49	2%	—	49
Operating, maintenance and management costs	16,482	15,508	974	6%	238	736
Real estate taxes, property-related taxes and insurance	12,960	10,295	2,665	26%	903	1,762
Asset management fees to affiliate	5,993	5,587	406	7%	452	(46)
General and administrative expenses	1,222	1,244	(22)	(2)%	n/a	n/a
Depreciation and amortization	30,929	32,004	(1,075)	(3)%	2,108	(3,183)
Interest expense	16,198	14,746	1,452	10%	1,232	220
Gain on early payoff of real estate loan receivable	—	14,886	(14,886)	(100)%	n/a	n/a
Gain on sale of real estate, net	—	2,474	(2,474)	(100)%	n/a	n/a
Loss from discontinued operations	—	(69)	69	(100)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 related to real estate and real estate-related investments acquired or originated on or after April 1, 2012.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 with respect to real estate and real estate-related investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements increased from $76.1 million for the three months ended June 30, 2012 to $82.1 million for the three months ended June 30, 2013, primarily as a result of the acquisition of an office campus in March 2013. Rental income from properties held throughout both periods decreased by $0.6 million due to slightly lower occupancy. Tenant reimbursements from properties held throughout both periods increased by $0.8 million due to higher property tax recoveries. We expect rental income and tenant reimbursements to vary in future periods depending on occupancy rates and rental rates of our real estate investments. To the extent that we acquire additional real estate investments, we expect rental income and tenant reimbursements to increase in future periods.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $10.3 million for the three months ended June 30, 2012 to $8.4 million for the three months ended June 30, 2013, primarily as a result of the early pay-off of a real estate loan receivable in 2012. Interest income included $1.9 million and $1.2 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended June 30, 2012 and June 30, 2013, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR, to the extent we have variable rate loans receivable, and the potential impact of future principal repayments and future acquisitions or originations.
Operating, maintenance and management costs increased from $15.5 million for the three months ended June 30, 2012 to $16.5 million for the three months ended June 30, 2013. The increase was primarily due to the acquisition of an office campus in March 2013 and higher repair and maintenance costs and bad debt expense from properties held throughout both periods. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. We expect operating, maintenance and management costs to increase in future periods to the extent that we acquire additional real estate investments.
Real estate taxes, property-related taxes and insurance increased from $10.3 million for the three months ended June 30, 2012 to $13.0 million for the three months ended June 30, 2013. This increase primarily relates to inflation from properties held throughout both periods and the acquisition of an office campus in March 2013. We expect real estate taxes, property-related taxes and insurance to generally increase in future periods as a result of inflation and to the extent that we acquire additional real estate investments, but these expenses may fluctuate over time.
Asset management fees with respect to our real estate and real estate-related investments increased from $5.6 million for the three months ended June 30, 2012 to $6.0 million for the three months ended June 30, 2013, primarily as a result of the acquisition of an office campus in March 2013. All asset management fees incurred as of June 30, 2013 have been paid. We expect asset management fees to increase in future periods to the extent that we acquire additional real estate and real estate-related investments.
Depreciation and amortization decreased from $32.0 million for the three months ended June 30, 2012 to $30.9 million for the three months ended June 30, 2013. Depreciation and amortization related to properties held throughout both periods decreased by $3.2 million due to a decrease in amortization of tenant origination costs related to lease expirations subsequent to June 30, 2012, partially offset by an increase of $2.1 million as a result of the acquisition of an office campus in March 2013. We expect depreciation and amortization to decrease in future periods due to an overall decrease in amortization of tenant origination costs related to lease expirations, but to increase to the extent that we acquire additional real estate investments.
Interest expense increased from $14.7 million for the three months ended June 30, 2012 to $16.2 million for the three months ended June 30, 2013. Included in interest expense is the amortization of deferred financing costs of $0.8 million and $0.8 million for the three months ended June 30, 2012 and June 30, 2013, respectively. The increase in interest expense is primarily a result of an increase in the average loan balance due to financing of our properties. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing and draws on our credit facilities.
During the three months ended June 30, 2012, we recognized a gain on the early payoff of a real estate loan receivable of $14.9 million related to the discounted payoff agreement for the Northern Trust Building Notes, which we acquired at a discount, and a gain on sale of real estate of $2.5 million related to the disposition of an industrial property. We did not dispose of any real estate or real estate-related investments during the three months ended June 30, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2012
The following table provides summary information about our results of operations for the six months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2013	2012
Rental income	$127,543	$124,498	$3,045	2%	$4,408	$(1,363)
Tenant reimbursements	30,593	28,280	2,313	8%	1,551	762
Interest income from real estate loans receivable	16,672	20,412	(3,740)	(18)%	399	(4,139)
Other operating income	5,291	5,144	147	3%	—	147
Operating, maintenance and management costs	32,649	30,627	2,022	7%	246	1,776
Real estate taxes, property-related taxes and insurance	23,846	21,131	2,715	13%	931	1,784
Asset management fees to affiliate	11,484	11,152	332	3%	511	(179)
Real estate acquisition fees to affiliates	1,797	—	1,797	100%	1,797	—
Real estate acquisition fees and expenses	623	—	623	100%	623	—
General and administrative expenses	2,337	2,397	(60)	(3)%	n/a	n/a
Depreciation and amortization	60,023	63,463	(3,440)	(5)%	2,108	(5,548)
Interest expense	31,491	29,439	2,052	7%	1,287	765
Gain on early payoff of real estate loan receivable	—	14,886	(14,886)	(100)%	n/a	n/a
Gain on sale of real estate, net	—	2,474	(2,474)	(100)%	n/a	n/a
Loss from discontinued operations	—	(57)	57	(100)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 related to real estate and real estate-related investments acquired or originated on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements increased from $152.8 million for the six months ended June 30, 2012 to $158.1 million for the six months ended June 30, 2013 primarily as a result of the acquisition of an office campus in March 2013.  Rental income from properties held throughout both periods decreased by $1.4 million due to slightly lower occupancy. Tenant reimbursements from properties held throughout both periods increased by $0.8 million due to higher property tax recoveries. We expect rental income and tenant reimbursements to vary in future periods depending on occupancy rates and rental rates of our real estate investments. To the extent that we acquire additional real estate investments and as a result of owning the office campus acquired during 2013 for an entire period, we expect rental income and tenant reimbursements to increase in future periods.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $20.4 million for the six months ended June 30, 2012 to $16.7 million for the six months ended June 30, 2013, primarily as a result of the early pay-off of a real estate loan receivable in 2012. Interest income included $3.8 million and $2.4 million in accretion of purchase price discounts, net of amortization of closing costs, for the six months ended June 30, 2012 and June 30, 2013, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR, to the extent we have variable rate loans receivable and the potential impact of future principal repayments and future acquisitions or originations.
Operating, maintenance and management costs increased from $30.6 million for the six months ended June 30, 2012 to $32.6 million for the six months ended June 30, 2013. The increase primarily was due to the acquisition of an office campus in March 2013 and higher repair and maintenance costs, bad debt expense and snow removal costs from properties held throughout both periods. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. We expect operating, maintenance and management costs to increase in future periods as a result of owning the office campus acquired during 2013 for an entire period and to the extent that we acquire additional real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes, property-related taxes and insurance increased from $21.1 million for the six months ended June 30, 2012 to $23.8 million for the six months ended June 30, 2013. This increase primarily relates to inflation from properties held throughout both periods and the acquisition of an office campus in March 2013. We expect real estate taxes, property-related taxes and insurance to generally increase in future periods as a result of inflation, owning the office campus acquired during 2013 for an entire period and to the extent that we acquire additional real estate investments, but these expenses may fluctuate over time.
Asset management fees with respect to our real estate and real estate-related investments increased from $11.2 million for the six months ended June 30, 2012 to $11.5 million for the six months ended June 30, 2013, as a result of the acquisition of an office campus in March 2013, partially offset by a decrease due to the early pay-off of the Northern Trust Notes. All asset management fees incurred as of June 30, 2013 have been paid. We expect asset management fees to increase in future periods as a result of owning the office campus acquired during 2013 for an entire period and to the extent that we acquire additional real estate and real estate-related investments.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $2.4 million for the six months ended June 30, 2013 and related to the acquisition of an office campus in March 2013. We did not incur any real estate acquisition fees and expenses during the six months ended June 30, 2012. We do not expect to incur significant amounts of real estate acquisition fees and expenses in the future as we have invested substantially all of the proceeds from our now terminated public offering, though we may make some additional investments.
Depreciation and amortization decreased from $63.5 million for the six months ended June 30, 2012 to $60.0 million for the six months ended June 30, 2013. Depreciation and amortization related to properties held throughout both periods decreased by $5.5 million due to a decrease in amortization of tenant origination costs related to lease expirations subsequent to June 30, 2012, partially offset by an increase of $2.1 million as a result of the acquisition of an office campus in March 2013. We expect depreciation and amortization to decrease in future periods due to an overall decrease in amortization of tenant origination costs related to lease expirations, but to increase to the extent that we acquire additional real estate investments.
Interest expense increased from $29.4 million for the six months ended June 30, 2012 to $31.5 million for the six months ended June 30, 2013. Included in interest expense is the amortization of deferred financing costs of $1.6 million and $1.6 million for the six months ended June 30, 2012 and June 30, 2013, respectively. The increase in interest expense is primarily a result of an increase in the average loan balance due to the financing of our properties. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing and draws on our credit facilities.
During the six months ended June 30, 2012, we recognized a gain on the early payoff of a real estate loan receivable of $14.9 million related to the discounted payoff agreement for the Northern Trust Building Notes, which we acquired at a discount, and a gain on sale of real estate of $2.5 million related to the disposition of an industrial property. We did not dispose of any real estate or real estate-related investments during the six months ended June 30, 2013.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2013 and 2012 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$9,432	$26,985	$15,864	$37,448
Depreciation of real estate assets	14,692	13,694	28,337	26,704
Depreciation of real estate assets - discontinued operations	—	39	—	78
Amortization of lease-related costs	16,237	18,310	31,686	36,759
Amortization of lease-related costs - discontinued operations	—	67	—	134
Gain on early payoff of real estate loan receivable	—	(14,886)	—	(14,886)
Gain on sale of real estate, net	—	(2,474)	—	(2,474)
FFO	40,361	41,735	75,887	83,763
Straight-line rent and amortization of above- and below-market leases	(2,631)	(2,734)	(5,697)	(7,455)
Amortization of discounts and closing costs	(1,220)	(1,929)	(2,388)	(3,796)
Adjustment to valuation of contingent purchase consideration	(21)	(53)	(31)	(42)
Reclassification of realized losses from other comprehensive income	277	—	357	—
Real estate acquisition fees to affiliates	—	—	1,797	—
Real estate acquisition fees and expenses	7	—	623	—
MFFO	$36,773	$37,019	$70,548	$72,470
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in part from debt financing and proceeds from asset sales. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2013 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2013	$41,009	$0.214	$19,408	$21,537	$40,945	$23,587
Second Quarter 2013	31,140	0.162	15,072	16,378	31,450	40,258
	$72,149	$0.376	$34,480	$37,915	$72,395	$63,845
_____________________
(1) Distributions for the period from January 1, 2013 through June 30, 2013 were based in part on daily record dates and were calculated at a rate of $0.00178082 per share per day. These distributions totaled $61.8 million. In addition, on January 16, 2013, our board of directors declared a one-time distribution in the amount of $0.05416667 per share of common stock, or a total of $10.3 million, to stockholders of record as of the close of business on February 4, 2013.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2013, we paid aggregate distributions of $72.4 million, including $34.5 million of distributions paid in cash and $37.9 million of distributions reinvested through our dividend reinvestment plan. FFO and cash flows from operations for the six months ended June 30, 2013 were $75.9 million and $63.8 million, respectively. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $63.8 million of current period operating cash flows, $4.6 million of operating cash flows in excess of distributions paid for the year ended December 31, 2012 and $4.0 million of cash on hand. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

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
Distributions Paid
On July 1, 2013, we paid distributions of $10.3 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2013 through June 30, 2013. On August 1, 2013, we paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2013 through July 31, 2013.
Distributions Declared
On July 9, 2013, our board of directors declared distributions based on daily record dates for the period from August 1, 2013 through August 31, 2013, which we expect to pay in September 2013. On August 5, 2013, our board of directors declared distributions based on daily record dates for the period from September 1, 2013 through September 30, 2013, which we expect to pay in October 2013, and distributions based on daily record dates for the period from October 1, 2013 through October 31, 2013, which we expect to pay in November 2013. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
300-600 Campus Drive Revolving Loan
On July 10, 2013, we, through an indirect wholly owned subsidiary (the “300-600 Campus Drive Borrower”), entered into a three-year senior secured credit facility with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $120.0 million (the “300-600 Campus Drive Revolving Loan”), of which $95.0 million is non-revolving debt and $25.0 million is revolving debt. The 300-600 Campus Drive Revolving Loan is secured by the 300-600 Campus Drive Buildings. As of July 10, 2013, $78.0 million of the non-revolving debt was funded with the remaining $17.0 million available for future disbursements to be used for tenant improvements and/or leasing commissions, subject to certain terms and conditions contained in the loan documents. Also, as of July 10, 2013, the revolving portion of $25.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. We used the net proceeds from the initial funding to repay the outstanding principal balance due under the 300-600 Campus Drive Mortgage Loan, which was subject to a prepayment fee of $3.7 million.
The 300-600 Campus Drive Revolving Loan matures on August 1, 2016, with two one-year extension options, subject to certain terms and conditions contained in the loan documents.  The 300-600 Campus Drive Revolving Loan bears interest at the lesser of (a) the maximum non-usurious rate of interest allowable by applicable law and (b) a floating rate of 205 basis points over one-month LIBOR. Monthly payments during the initial term are interest only with the entire principal balance and all outstanding interest and fees due at maturity. We will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions and possible fees contained in the loan documents. In connection with the closing of the 300-600 Campus Drive Revolving Loan, the 300-600 Campus Drive Borrower entered into an interest rate swap agreement with the lender, which swap became effective on August 1, 2013 and effectively fixes the interest rate on $78.0 million of the non-revolving debt at approximately 2.91% during the initial loan term.
KBS REIT Properties II, LLC, the wholly owned subsidiary through which we indirectly own all of our real estate assets (“KBS REIT Properties II”), is providing a guaranty of 25% of the outstanding principal amount due and payable under the 300-600 Campus Drive Revolving Loan. KBS REIT Properties II is also providing a guaranty of: (i) in certain circumstances, any amounts owed by the 300-600 Campus Drive Borrower pursuant to the related environmental indemnity; and (ii) any deficiency, loss or damage suffered by the lender resulting from (a) certain intentional acts committed by the 300-600 Campus Drive Borrower and, in certain circumstances, KBS REIT Properties II, or (b) certain bankruptcy or insolvency proceedings involving the 300-600 Campus Drive Borrower.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of our acquisitions and originations of mortgage and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2013, the fair value and carrying value of our fixed rate real estate loans receivable were $302.1 million and $265.3 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2013, the fair value of our fixed rate debt was $681.5 million and the carrying value of our fixed rate debt was $671.2 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2013, we were exposed to market risks related to fluctuations in interest rates on $195.9 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $764.2 million of our variable rate debt. Based on interest rates as of June 30, 2013, if interest rates were 100 basis points higher during the 12 months ending June 30, 2014, interest expense on our variable rate debt would increase by $1.5 million. As of June 30, 2013, one-month LIBOR was 0.19465% and if this index was reduced to 0% during the 12 months ending June 30, 2014, interest expense on our variable rate debt would decrease by $0.1 million. As of June 30, 2013, we were exposed to market risks related to fluctuations in interest rates on our variable rate loan receivable outstanding with an outstanding principal balance of $87.5 million. An increase or decrease of 100 basis points in interest rates would have no impact on our future earnings and cash flows due to an interest rate floor on our variable rate loan receivable.
The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loan receivable as of June 30, 2013 were 10.5% and 7.0%, respectively. The weighted-average annual effective interest rate represents the effective interest rate as of June 30, 2013, using the interest method, which we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2013 were 4.2% and 3.3%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of June 30, 2013, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
If we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares. If we are redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.
We may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8‑K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
We funded redemptions during the six months ended June 30, 2013 with proceeds from our dividend reinvestment plan and debt financing. During the six months ended June 30, 2013, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	340,248	$10.12	(3)
February 2013	347,042	$10.11	(3)
March 2013	352,418	$10.15	(3)
April 2013	356,315	$10.17	(3)
May 2013	347,865	$10.18	(3)
June 2013	358,960	$10.20	(3)
Total	2,102,848
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
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the six months ended June 30, 2013, we redeemed $21.4 million of shares, which represented all redemption requests received in good order and eligible for redemption through the June 2013 Redemption Date, except for 1,016,587 shares due to the limitations discussed above. We recorded $10.3 million of other liabilities on the accompanying consolidated balance sheets as of June 30, 2013 related to these unfulfilled redemption requests. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, we have $45.1 million available for redemptions during the remainder of 2013, subject to the limitations described above, including the monthly limitation for ordinary redemptions.

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

4.2	Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012

4.3	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 21, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

99.1	Fifth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 18, 2012

99.2	Sixth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	August 8, 2013	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 8, 2013	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)