Form 10-K
period 2013-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2014-03-07
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 18, 2012, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.29 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2012. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 18, 2012, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012. On December 18, 2013, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.29 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2013, with the exception of the Company’s real estate properties, which were appraised as of November 30, 2013. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 18, 2013, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
There were approximately 192,025,533 shares of common stock held by non-affiliates as of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 3, 2014, there were 191,812,353 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders

FORWARD-LOOKING STATEMENTS
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

•
We have used and from time to time may use proceeds from financings, if necessary, to fund a portion of our distributions during our operational stage. We may also fund such distributions from the net proceeds from the sale of real estate and from the receipt of principal payments on our real estate-related investments.

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

•
Our investments in real estate and mortgage loans may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for the borrowers under our loan investments to meet their payment obligations to us. It could also make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

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

•
We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by financings of our real estate properties; the repayment of debt; and the repurchase of shares under our share redemption program. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
KBS Real Estate Investment Trust II, Inc. (the “Company”) was formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and it intends to continue to operate in such a manner. The Company has invested in a diverse portfolio of real estate and real estate-related investments. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership II, a Delaware limited partnership (the “Operating Partnership”), and their subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate and real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of December 31, 2013, we had sold 28,154,497 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $271.3 million. Also as of December 31, 2013, we had redeemed 18,586,160 of the shares sold in our offering for $184.9 million.
As of December 31, 2013, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and five real estate loans receivable.
Objectives and Strategies
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return our stockholders’ capital contributions.
We have sought to achieve these objectives by investing in and managing a diverse portfolio of real estate and real estate-related investments and by acquiring these investments through a combination of equity raised in our initial public offering and debt financing. We have diversified our portfolio by investment size, investment type, investment risk and geographic region. The following chart illustrates the diversification of our investment portfolio as of December 31, 2013, across investment types based on the gross acquisition or origination price of the investments (including acquisition and origination costs and fees):

Real Estate Portfolio
Real Estate Investments
We have made investments in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. To date we have invested in:

•
office properties - including low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation; and

•	industrial properties - including warehouse and distribution facilities, office/warehouse flex properties and light industrial properties.
We hold fee title or a long-term leasehold interest in our properties. All of our properties are located in the United States. We generally intend to hold our core properties for four to seven years, which we believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of properties. Our advisor will develop a well-defined exit strategy for each investment we make. Specifically, our advisor will assign a sell date to each asset we acquire prior to its purchase as part of the original business plan for the asset. KBS Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to sell the asset and generate a strong return for our stockholders. Periodic reviews of each asset will focus on the remaining available value enhancement opportunities for the asset and the demand for the asset in the marketplace. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
As of December 31, 2013, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one individual industrial property and a leasehold interest in one industrial property encompassing 11.7 million rentable square feet. The following charts illustrate our geographic diversification based on total leased square feet and total annualized base rent as of December 31, 2013:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2013, our real estate portfolio was 95% occupied. There were no leases or tenants that accounted for more than 10% of our total annualized base rent. Our top ten tenants represented approximately 37.4% of our total annualized base rent as of December 31, 2013. The chart below illustrates the diversity of tenant industries in our portfolio based on total annualized base rent as of December 31, 2013:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 3% of total.
As of December 31, 2013, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	94	$50,539	19.3%
Legal Services	59	50,482	19.2%
Computer System Design & Programming	22	32,568	12.4%
		$133,589	50.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual rent increases or decreases (including free rent), from the lease’s inception through the balance of the lease term.
The total cost of our real estate portfolio as of December 31, 2013 was $2.8 billion. Our real estate portfolio accounted for 92%, 89% and 89% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
Real Estate-Related Investments
As of December 31, 2013, we owned five mortgage loans. We generally intend to hold our real estate-related investments until maturity. However, economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
The total cost and book value of our real estate-related investments as of December 31, 2013 were $186.9 million and $184.8 million, respectively. Our real estate-related investments accounted for 8%, 11% and 11% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, our real estate-related investments consisted of five fixed rate real estate loans receivable. The weighted-average annualized effective interest rate on the fixed loans receivable was 8.4%.

Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2013, the weighted-average interest rate on our debt was 3.5%.
We borrow funds at both fixed and variable rates; as of December 31, 2013, we had $575.4 million and $946.0 million of fixed and variable rate debt outstanding, respectively. Of the variable rate debt outstanding, approximately $842.2 million was effectively fixed through the use of interest rate swap agreements. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2013 were 4.0% and 3.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2013, where applicable.
The following is a schedule of maturities, including principal amortization payments, for all of our notes payable outstanding as of December 31, 2013 (in thousands):

2014	$5,985
2015	614,396
2016	655,972
2017	106,781
2018	2,750
Thereafter	135,469
$1,521,353
Our charter limits our borrowings and other liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed our charter limitation on borrowings during any quarter of 2013. As of December 31, 2013, our borrowings and other liabilities were approximately 48% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the sub-par recovery of the U.S. economy, concerns persist regarding the slow pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but smooth, but early estimates indicate that the second half of 2013 saw U.S. GDP increase by over 3%.
In February of 2014, Congress ended a lengthy dispute with the White House and unconditionally extended the government’s borrowing limit until March 2015. While this action should provide some measure of stability, the federal government is still facing major policy issues, including passage of a federal budget. The federal government is currently working from a modified sequestration budget that was not intended to be a long-term solution.
The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) and the Troubled Asset Relief Program (“TARP”) in October of 2008. Using the U.S. treasury balance sheet to purchase U.S. treasury bonds and mortgage backed securities, the Federal Reserve has injected trillions of U.S. dollars into the global financial markets. At this point in time, it is unclear what the final cost or impact of this program will be, but commentators believe that the U.S. economy has emerged from the recent recession. In December 2013, the speculation as to the possible end of QE programs was finally ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. The tapering of these purchases has led to increased volatility in the emerging markets which has, in turn, triggered a global repricing of financial assets that has impacted stocks, bonds (both corporate and sovereign) and currencies.

Despite cuts to federal government spending, U.S. GDP has most recently begun to grow well above most economists’ expectations. In the third quarter of 2013, U.S. GDP increased at a robust annual rate of 4.1% and the second estimate of fourth quarter 2013 reflects an annual rate increase in U.S. GDP of 2.4%. A combination of pent-up U.S. consumer demand and global demand for U.S. equipment, machinery and airplanes has contributed to the strong growth.
The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefitted from an inflow of foreign capital. Gateway markets such as New York City and San Francisco continue to benefit from a strong bid for commercial properties. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market has gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to pre-recession levels, but the majority of U.S. housing markets still have not recaptured the lost equity experienced during the recent recession, which weighs on consumer confidence. Impediments to a continued recovery in this market include rising interest rates, more stringent underwriting standards for borrowers and a potential slowdown in demand by institutional investors. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $40 billion a month in purchases of mortgage backed securities, is slowly being scaled down. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to the increase in the cost of future mortgage financings.
In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global financial markets remain significant concerns. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Most recently, Europe has benefited from the emerging markets investor exodus and the yields on almost all European sovereign debt have declined.
Europe’s gain has come at the cost of emerging market countries such as South Africa, Turkey and Argentina. Capital outflows have destabilized local markets for most of 2013, as investors struggled with the implications of the end of QE programs.
The global rating agencies continue to be vigilant in their analysis of the health of the global financial markets. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past two years, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations. In recent months these credit issues have shifted away from the European sovereign credits to Asia and some emerging market nations (Turkey, South America, Brazil and Argentina).
Overall, despite indications of recovery both in the United States and abroad, uncertainties abound. China’s export-based economy has slowed and Japan embarked upon a large scale QE program of its own in 2013. In the United States, the Federal Reserve announced the tapering of the current QE program which, when combined with the highly adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Investments
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have become more volatile as the capital markets have begun to react to the end of QE.

Impact on Our Real Estate-Related Investments
All of our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments in general have been and likely will continue to be impacted by the same factors impacting our real estate investments. The relatively high yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some borrowers under our loans to make contractual interest payments to us.
As of December 31, 2013, we had fixed-rate real estate loans receivable with an aggregate outstanding principal balance of $184.9 million and an aggregate carrying value (including origination and closing costs) of $184.8 million that mature between 2014 and 2018.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2013, we had debt obligations in the aggregate principal amount of $1.5 billion, all of which have an initial maturity between June 3, 2015 and April 1, 2020. We have a total of $575.4 million of fixed rate notes payable and $946.0 million of variable rate notes payable. The interest rates on $842.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of December 31, 2013, we did not have any debt obligations scheduled to mature within 12 months of that date.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation and purchase or origination of real estate and real estate-related investments, the management of the daily operations of our real estate and real estate-related investment portfolio; the disposition of real estate and real estate-related investments; and other general and administrative responsibilities. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.
Competitive Market Factors
The U.S. commercial real estate leasing markets remain competitive. We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
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
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price and the estimated value per share. As such, our stockholders should purchase shares in our dividend reinvestment plan only if they will not need to realize the cash value of their investment for an extended period.
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price and our estimated value per share. It is also likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should purchase shares in our dividend reinvestment plan only as a long-term investment and be prepared to hold them for an indefinite period of time.
Continued disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates and commercial real estate values and our ability to refinance or secure debt financing, service future debt obligations, or pay distributions to our stockholders.
While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Currently, both the investing and leasing environments are highly competitive. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have become more volatile as the capital markets have begun to react to the end of QE.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to pre-recession levels, but the majority of U.S. housing markets still have not recaptured the lost equity experienced during the recent recession, which weighs on consumer confidence. Impediments to a continued recovery in this market include rising interest rates, more stringent underwriting standards for borrowers and a potential slowdown in demand by institutional investors. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $45 billion a month in purchases of mortgage backed securities, is slowly being scaled down. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to the increase in the cost of future mortgage financings.
Overall, despite indications of tepid recovery both in the United States and abroad, uncertainties abound. China’s export-based economy has slowed and Japan has embarked upon a large scale QE program of its own. In the United States, the Federal Reserve announced the tapering of the completion of the current QE program which, when combined with the highly adversarial political climate at the federal level, led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

We have relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. We also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which has the potential of negatively impacting the value of our assets.
Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments. Lending activity only recently increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•
revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; and/or

•
revenues generated by the properties and other assets underlying our loan investments could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

All of these factors could reduce our stockholders’ return and decrease the value of an investment in us.
We have a limited operating history, which makes our future performance difficult to predict.
We were incorporated in the State of Maryland on July 12, 2007 and have a limited operating history. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor.
KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), which launched its initial public offering and commenced real estate operations in 2006, was the first publicly offered investment program sponsored by Messrs. Bren, Hall, McMillan and Schreiber and advised by KBS Capital Advisors. The private KBS-sponsored programs were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and they should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our limited operating history and the differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.
Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer.
We depend on our advisor to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us, KBS REIT I, KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source.  If we fund distributions from financings, proceeds from our dividend reinvestment plan offering or future offerings or sources other than our cash flow from operations, the overall return to our stockholders may be reduced.  To date, we have funded total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with cash flow from operations and debt financing.  We may utilize third party borrowings in the future, if necessary, to help fund distributions.  We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments.  If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flow from operations in future periods.  In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.
For the year ended December 31, 2013, we paid aggregate distributions of $135.3 million, including $64.7 million of distributions paid in cash and $70.6 million of distributions reinvested through our dividend reinvestment plan. Included in the aggregate distributions paid during the year ended December 31, 2013 was a one-time distribution of $0.05416667 per share of common stock, or an aggregate of $10.3 million, to stockholders of record as of the close of business on February 4, 2013. Funds from operations and cash flow from operations during the year ended December 31, 2013 were $147.5 million and $133.1 million, respectively.  We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $126.7 million of current period operating cash flows, $4.6 million of operating cash flows in excess of distributions paid for the year ended December 31, 2012 and $4.0 million of cash on hand. For the year ended December 31, 2013, the funds from operations to distributions paid ratio was 109%, and the cash flow from operations to distributions paid ratio was 98% (see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distribution Information”). For a reconciliation of funds from operations to net income, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”
The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment management and disposition strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment, investment management and disposition strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that none of our independent directors shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Risks Related to Conflicts of Interest
KBS Capital Advisors and its affiliates, including all of our executive officers and some of our directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in KBS Capital Advisors, our advisor, KBS Capital Markets Group LLC (“KBS Capital Markets Group”), the entity that acted as the dealer manager for our primary offering, and/or other KBS-affiliated entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

•	borrowings to acquire properties, which borrowings will increase the acquisition and asset management fees payable to KBS Capital Advisors;

•
whether and when we seek to list our shares of common stock on a national securities exchange, which listing (i) may make it more likely for us to become self-managed or internalize our management or (ii) could entitle our advisor to a subordinated incentive listing fee, and which could also adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade; and

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
We and other KBS-sponsored programs and KBS-advised investors rely on our sponsors and other key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.

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
KBS Capital Advisors and its affiliates face conflicts of interest relating to the acquisition and origination of assets due to their relationship with other KBS-sponsored programs and KBS-advised investors, and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We may make some additional investments in the future and we rely on our sponsors and other key real estate professionals at our advisor, including Peter M. Bren, Keith Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and KBS Strategic Opportunity REIT II are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate and debt finance professionals, as will future public KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors in real estate and real estate-related assets. As such, we and the other KBS-sponsored programs that are currently raising funds for investment, or that otherwise have funds available for investment, and KBS-advised investors rely on many of the same group of real estate and debt finance professionals, as will future programs. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions to our stockholders.
Our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS–sponsored programs. Further, our officers and directors are also officers and/or directors of some or all of the other KBS–sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are executive officers of KBS REIT I and KBS REIT III. Messrs. Hall, McMillan and Snyder and Ms. Yamane are also executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS–sponsored programs and the investment advisors to KBS-advised investors in real estate and real estate-related assets. As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Capital Advisors, other KBS-sponsored programs, and KBS-advised investors, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS–sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT I, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while KBS Legacy Partners Apartment REIT is publicly offering securities. On January 29, 2014, KBS Legacy Partners Apartment REIT announced the termination of its follow-on public offering, effective as of March 31, 2014. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our board of directors’ loyalties to KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT I and KBS REIT III. One of our directors is also a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. The loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•
We could enter into transactions with other KBS-sponsored programs, such as property sales or financing arrangements. Such transactions might entitle our advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, property sales to other KBS-sponsored programs might entitle our advisor or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our advisor in connection with such transaction. Decisions of our board or the conflicts committee regarding the terms of those transactions may be influenced by our board’s or the conflicts committee’s loyalties to such other KBS-sponsored programs.

•
A decision of the board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other KBS‑sponsored programs.

•	A decision of the board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.

•
A decision of the board or the conflicts committee regarding whether or when we seek to list our common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts of other KBS-sponsored programs, depending on the price at which our shares trade.

Because our independent directors are also independent directors of KBS REIT I and KBS REIT III, they receive compensation for service on the board of KBS REIT I and KBS REIT III. Like us, KBS REIT I and KBS REIT III each pays each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each conflicts or audit committee meeting attended (except that the committee chairman is paid $3,000 for each conflicts or audit committee meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference conflicts or audit committee meeting attended (except that the committee chairman is paid $3,000 for each conflicts or audit teleconference committee meeting attended). In addition, like us, KBS REIT I and KBS REIT III each reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of their boards of directors.

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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in our share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the program). We limit the number of shares we may redeem pursuant to our share redemption program as follows: (1) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $3.0 million of shares in the aggregate each month, and provided further that this $3.0 million monthly limitation excludes shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Notwithstanding the preceding limitation, on October 15, 2013, our board of directors approved a seventh amended and restated share redemption program pursuant to which our board of directors may increase the funding available for the redemption of shares pursuant to the program. We may provide notice of a funding increase by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. On October 16, 2013 and March 7, 2014, our board of directors approved additional funding for the program pursuant to the terms described under Part II, Item 5, “Share Redemption Program” and Part II, Item 7, “Subsequent Events — Authorization of Additional Funds for Share Redemption Program.” Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year or for a specific redemption date. Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice.
Pursuant to our share redemption program, at such time as we establish an updated estimated value per share of our common stock, the redemption price for shares eligible for redemption will be calculated based upon the updated estimated value per share. On December 18, 2013, our board of directors approved an estimated value per share of our common stock of $10.29 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2013, with the exception of our real estate properties, which were appraised as of November 30, 2013. In accordance with our share redemption program, redemptions made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we will redeem all other shares eligible for redemption is as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of our most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of our most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of our most recent estimated value per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of our most recent estimated value per share as of the applicable redemption date.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 18, 2013. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share in December 2014, but we are not required to update our estimated value per share more frequently than every 18 months. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 18, 2013, our board of directors approved an estimated value per share of our common stock of $10.29 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, as of September 30, 2013, with the exception of our real estate properties, which were appraised as of November 30, 2013. We provided this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the Investment Program Association (the “IPA”) in April 2013. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 18, 2013. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2014, but we are not required to update the estimated value per share more frequently than every 18 months.
If funds are not available from our dividend reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
We depend on the proceeds from our dividend reinvestment plan offering for general corporate purposes, including but not limited to: capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by financings of our real estate properties; the repayment of debt; and the repurchase of shares under our share redemption program. We cannot predict with any certainty how much, if any, dividend reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available from our dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (1) sell additional shares in future public offerings (including through our dividend reinvestment plan), (2) issue equity interests in private offerings, (3) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation or (4) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Payment of fees to KBS Capital Advisors and its affiliates reduces cash available for investment or distribution to stockholders and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
KBS Capital Advisors and its affiliates perform services for us in connection with the selection and acquisition or origination of our investments, the management, leasing and disposition of our properties and the management, structuring and administration of our other investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment and reduces the amount of cash available for investment or distributions.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees expected to be paid during our listing/liquidation stage are contingent on our stockholders first receiving agreed-upon investment returns, the investment-return thresholds may be reduced subject to the approval of our conflicts committee and other limitations in our charter.
Therefore, these fees increase the risk that the cash available for distribution to common stockholders upon a liquidation of our portfolio would be less than stockholders paid for our shares. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flows from operations or proceeds from our dividend reinvestment plan, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flow or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.
Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share. With this limited exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

Although we are not currently afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.
General Risks Related to Investments in Real Estate
Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.
Our operating results and the performance of our properties are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:

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
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investment.
If our acquisitions fail to perform as expected, cash distributions to our stockholders may decline.
Since breaking escrow in June 2008, we have made acquisitions of real estate and real estate-related assets based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operations available to fund distributions and investor returns may be reduced.
We acquired the 300 N. LaSalle Building on July 29, 2010. A significant percentage of our assets is invested in the 300 N. LaSalle Building and the value of our stockholders’ investment in us will fluctuate with the performance of this investment.
The 300 N. LaSalle Building represented approximately 19% of our total assets and represented approximately 17% of our total annualized base rent as of December 31, 2013. As a result of this acquisition, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.

Because of the concentration of a significant portion of our assets in three geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2013, our net investments in real estate in Illinois, California and New Jersey represented 18.7%, 18.0% and 14.7% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and New Jersey real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
We depend on tenants for our revenue generated by our real estate investments and, accordingly, our revenue generated by our real estate investments and our ability to make distributions to our stockholders are partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.
The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases.
Further, some of our properties may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew a lease or terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. Because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce distributions to stockholders.
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

Our inability to sell a property at the time and on the terms we want could limit our ability to pay cash distributions to our stockholders and could reduce the value of our stockholders’ investment.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow, limit our ability to make distributions to our stockholders and reduce the value of our stockholders’ investment.
Costs imposed pursuant to laws and governmental regulations may reduce our net income and our cash available for distribution to our stockholders.
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials and other health and safety-related concerns.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to pay distributions to our stockholders and may reduce the value of our stockholders’ investment.
The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury or other damage claims could reduce our cash available for distribution to our stockholders.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders. All of our properties were subject to Phase I environmental assessments at the time they were acquired.

Costs associated with complying with the Americans with Disabilities Act may decrease our cash available for distribution.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distribution to our stockholders.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flow from operations and the return on our stockholders’ investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We have invested in and expect that we will continue to invest in major metropolitan markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.
Risks Related to Real Estate-Related Investments
Our real estate-related investments are subject to the risks typically associated with real estate.
Our investments in mortgage loans are secured by a lien on real property that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of these properties may change after we acquire or originate the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Therefore, our real estate-related investments are subject to the risks typically associated with real estate, which are described above under the heading “—General Risks Related to Investments in Real Estate.”
Our investments in mortgage loans are and will be subject to interest rate fluctuations that affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us is subject to fluctuations in interest rates.
With respect to our fixed rate, long-term loans receivable, if interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. For this reason, our returns on these loans and the value of our stockholders’ investment in us are subject to fluctuations in interest rates.

Our mortgage loans are subject to delinquency, foreclosure and loss, which could result in losses to us.
Commercial real estate loans are secured by commercial real estate properties that are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, occupancy rates, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, fiscal policies and regulations (including environmental legislation), natural disasters, terrorism, social unrest and civil disturbances.
In the event of any default under a mortgage loan held by us, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure on a property securing a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the investment. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
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
Risks of cost overruns and non-completion of the renovation of the properties underlying loans we make or acquire may materially adversely affect our investments.
The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks and construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such improvements are not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment and we may not recover some or all of our investment.
We depend on borrowers for the revenue generated by our real estate-related investments and, accordingly, our revenue and our ability to make distributions to our stockholders are partially dependent upon the success and economic viability of such borrowers.
The success of our real estate-related investments materially depends on the financial stability of the borrowers under such investments. The inability of a single major borrower or a number of smaller borrowers to meet their payment obligations could result in reduced revenue or losses for us. In the event of a borrower default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of their investment.

Prepayments can adversely affect the yields on our debt investments.
The yields on our debt investments may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments received on as favorable terms or at all, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if an asset is not repaid when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain debt investments.
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
We have entered and in the future may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of investments we hold at the relevant time and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investments being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, certain swap transactions will be required to be submitted for clearing to a derivatives clearing organization, unless certain exemptions apply. The rulemaking implementing the clearing requirement is still in process, however, and the implementation of the clearing requirement may affect, among other things, our exposure to our swap counterparties, the margin or collateral required to be posted in connection with our swap transactions and the costs of entering into such transactions.

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
There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. Pursuant to the regulatory framework established by Title VII of the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has been granted broad regulatory authority over “swaps,” which term has been defined in the Dodd-Frank Act and related CFTC rules to include interest rate derivatives such as the ones we may use in our interest rate hedging activities. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. For example, subject to an exception for end-users of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions.
Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
A decline in the market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise have chosen to do so. A reduction in available credit may reduce our earnings and, in turn, cash available for distribution to stockholders.

Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, if the market value of our investments declines, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
Market values of our real estate-related investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults related to the underlying collateral, increases in voluntary prepayments for our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
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
We obtain lines of credit and long-term financing secured by our properties and other assets. We have acquired many of our real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds for acquisitions and to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
If we do mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose on our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment.

High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce our cash flow from operations and the amount of cash available for distribution to our stockholders.
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
We use leverage in connection with our investments in real estate-related assets, which increases the risk of loss associated with this type of investment.
We finance and may refinance certain of our real estate-related investments with warehouse lines of credit, repurchase agreements or secured financings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Our debt service payments will reduce our cash flow available for distribution. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives and limit our ability to pay distributions to our stockholders.
Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
We have incurred variable rate debt and we expect that we will incur additional debt in the future. Increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the cash we have available for distribution to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2013, our borrowings and other liabilities were approximately 48% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.
We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, or status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimus exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
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

Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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
As of December 31, 2013, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property) and a leasehold interest in one industrial property, encompassing in the aggregate 11.7 million rentable square feet. The total cost of our real estate portfolio was $2.8 billion. As of December 31, 2013, our portfolio was approximately 95% occupied, the annualized base rent was $262.5 million and the average annualized base rent per square foot of our real estate portfolio was $23.66. The weighted-average remaining lease term of our real estate portfolio (excluding options to extend) was 5.5 years. As of December 31, 2013, the following property represented more than 10% of our total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft. (2)	Occupancy	Weighted Average Remaining Lease Term
300 N. LaSalle Building	Chicago, IL	1,302,901	$551,142	18.7%	$45,356	$35.02	99.4%	11.7 years
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this annual report on Form 10-K.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by rentable square footage and by annualized base rent as of December 31, 2013:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	28	$1,120	0.4%	72,255	0.7%
2014	76	16,930	6.4%	680,887	6.1%
2015	70	25,745	9.8%	1,571,153	14.2%
2016	70	23,723	9.0%	956,955	8.6%
2017	54	19,857	7.6%	966,745	8.7%
2018	63	40,503	15.4%	1,980,551	17.9%
2019	44	28,347	10.8%	1,095,254	9.9%
2020	22	9,001	3.4%	699,160	6.3%
2021	24	11,776	4.5%	434,410	3.9%
2022	18	28,045	10.7%	811,885	7.3%
2023	10	14,546	5.5%	617,098	5.6%
Thereafter (2)	23	42,896	16.5%	1,206,548	10.8%
Total	502	$262,489	100.0%	11,092,901	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight‑line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents leases expiring from 2024 through 2029.
Concentration of Credit Risks
As of December 31, 2013, there were no leases that accounted for more than 10% of our annualized base rent.

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
Stockholder Information
As of March 3, 2014, we had approximately 191.8 million shares of common stock outstanding held by a total of approximately 49,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered, Non-Listed REITs issued by the IPA in April 2013. For this purpose, we estimated the value of the shares of our common stock as $10.29 per share as of December 31, 2013. This estimated value per share is based on our board of directors’ approval on December 18, 2013 of an estimated value per share of our common stock of $10.29 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, as of September 30, 2013 with the exception of our real estate properties, which were appraised as of November 30, 2013. There were no material changes between (i) September 30, 2013 with respect to our non-real estate property assets and our liabilities and November 30, 2013 with respect to our real estate properties and (ii) December 19, 2013 to the net values of our assets and liabilities that impacted the overall estimated value per share.
The conflicts committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation of our advisor. Our advisor’s recommendation was based on appraisals with respect to 26 of our real estate properties and a leasehold interest in an industrial property performed by CBRE, Inc. (“CBRE”), an appraisal of one real estate property performed by Duff & Phelps, LLC (“Duff & Phelps”) and valuations performed by our advisor with respect to our real estate-related investments, cash, other assets, mortgage debt and other liabilities. CBRE and Duff & Phelps, each an independent third-party valuation firm, also prepared appraisal reports, summarizing key inputs and assumptions, for each of the real estate properties it appraised. The methodologies and assumptions used to determine the estimated value of our assets and liabilities are described further below.
Our advisor used the appraised values of our real estate properties, together with our advisor’s estimated value of each of our other assets and liabilities, to calculate and recommend an estimated value per share of our common stock. Upon the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal reports prepared by CBRE and Duff & Phelps and our advisor’s estimated value of each of our other assets and liabilities, and in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to the board of directors that it adopt $10.29 as the estimated value per share of our common stock. At the special meeting of the board of directors, our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.29 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of our board of directors.

The table below sets forth the calculation of our estimated value per share as of December 18, 2013, as well as the calculation of our prior estimated value per share as of December 18, 2012:

	December 18, 2013 Estimated Value per Share	December 18, 2012 Estimated Value per Share (4)	Change in Estimated Value per Share
Real estate properties (1)	$16.59	$15.33	$1.26
Real estate-related investments (2)	2.02	2.07	(0.05)
Cash	0.27	0.27	—
Other assets	0.06	0.04	0.02
Mortgage debt (3)	(8.25)	(7.07)	(1.18)
Other liabilities	(0.40)	(0.35)	(0.05)
Estimated value per share	$10.29	$10.29	$—
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$10.29	$10.29	$—
_____________________
(1) The increase in the estimated value of real estate properties was primarily due to the acquisition of a real estate property.
(2) The decrease in the estimated value of real estate-related investments is primarily due to the fact that our real estate loans receivable are one year closer to maturity, resulting in the loan values decreasing towards the face values of the loans, as the loans are currently valued above their face values as a result of the contractual yields being greater than the current estimated market yields on similar loans. The decrease is also due to a slight increase in market interest rates assumed in valuing the real estate loans receivable compared to the prior year.
(3) The increase in mortgage debt was primarily due to additional borrowings related to real estate properties.
(4) The December 18, 2012 estimated value per share was based upon the recommendation and valuation of our advisor. We engaged Duff & Phelps to review the assumptions and methodologies applied by our advisor in our advisor’s real estate valuation in accordance with a set of limited procedures. For more information relating to the December 18, 2012 estimated value per share and the assumptions and methodologies applied by our advisor, see our Current Report on Form 8-K filed with the SEC on December 19, 2012.
Although there was no change to our estimated value per share from the previous estimate, below is a summary of changes within each asset and liability group. The changes are not equal to the change in values of each asset and liability group presented in the table above due to new investments, loan payments and payoffs, refinancings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

	Change in Estimated Value (in thousands)	Change in Estimated Value per Share
Change in value due to a special distribution declared on January 16, 2013	$(10,350)	$(0.05)
Change in value due to operating cash flows in excess of monthly distributions declared	13,306	0.07
Real estate	47,902	0.25
Capital expenditures on real estate	(38,025)	(0.20)
Real estate loans receivable	(7,539)	(0.04)	(1)
Notes payable	1,041	0.01
Share price discount on dividend reinvestment plan shares, net of redemptions	(3,234)	(0.02)	(2)
Other changes, net	(3,088)	(0.02)	(3)
	$13	$—
_____________________
(1) The decrease in real estate loans receivable is primarily due to the fact that the loans are one year closer to maturity, resulting in the loan values decreasing towards the face values of the loans, as the loans are currently valued above their face values as a result of the contractual yields being greater than the current estimated market yields on similar loans. The decrease is also due to a slight increase in market interest rates assumed in valuing the real estate loans receivable compared to the prior year.
(2) Shares sold under our dividend reinvestment plan are sold at a price equal to 95% of the most recent estimated value per share. Additionally, shares were redeemed at an average price that is slightly lower than $10.29 in accordance with our share redemption program. In general, shares sold under our dividend reinvestment plan would result in a decrease to the estimated value per share and shares redeemed pursuant to the share redemption program at a price less than the estimated value per share would result in an increase to the estimated value per share. The activities related to the dividend reinvestment plan and the share redemption program resulted in a net decrease of $0.02 to the estimated value per share.
(3) “Other changes, net” consists of various unrelated insignificant items.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. As of December 18, 2013, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Methodology
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we and our advisor deem to be appropriate valuation methodologies and assumptions and a process that is in compliance with the valuation guidelines established by the IPA. The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm: CBRE(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise 26 of our real estate properties and a leasehold interest in one industrial property. Duff & Phelps(2) was selected by our advisor and approved by our conflicts committee and board of directors to appraise one of our real estate properties in the state of New Jersey as CBRE was engaged as the leasing agent for this property and was not able to provide an appraisal in accordance with New Jersey state laws. CBRE and Duff & Phelps are engaged in the business of appraising commercial real estate properties and are not affiliated with us or our advisor. The compensation we pay to CBRE and Duff & Phelps is based on the scope of work and not on the appraised values of our real estate properties.  The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing their appraisal reports, CBRE and Duff & Phelps did not, and were not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
CBRE and Duff & Phelps collected all reasonably available material information that each deemed relevant in appraising our real estate properties. CBRE and Duff & Phelps relied in part on property-level information provided by our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures.
_____________________
(1) CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged CBRE to deliver appraisal reports relating to 26 of our real estate properties and a leasehold interest owned by us and CBRE will receive fees upon the delivery of such reports. In addition, we have agreed to indemnify CBRE against certain liabilities arising out of this engagement. CBRE is an affiliate of CBRE Group, Inc., a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. In the two years prior to the date of this filing, CBRE and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and have received fees in connection with such services. CBRE and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser as certified in the applicable appraisal report.
In the ordinary course of its business, CBRE, its affiliates, directors and officers may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as our assets.
(2) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to deliver an appraisal report relating to one of our real estate properties and Duff & Phelps will receive fees upon the delivery of such report. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal and valuation services for us and our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the property that is the subject of the appraisal, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.

In conducting their investigation and analyses, CBRE and Duff & Phelps took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although CBRE and Duff & Phelps reviewed information supplied or otherwise made available by us or our advisor for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE and Duff & Phelps, CBRE and Duff & Phelps assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or our advisor. CBRE and Duffs & Phelps relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.
In performing their analyses, CBRE and Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond their control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, CBRE and Duff & Phelps assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, CBRE’s and Duff & Phelps’ analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisal, and any material change in such circumstances and conditions may affect CBRE’s and Duff & Phelps’ analyses and conclusions.  CBRE’s and Duff & Phelps’ appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein.  Furthermore, the prices at which our real estate properties may actually be sold could differ from CBRE’s and Duff & Phelps’ analyses.
Although CBRE and Duff & Phelps considered any comments received from us or our advisor to their appraisal reports, the final appraised values of our real estate properties were determined by CBRE and Duff & Phelps.  The appraisal reports for our real estate properties are addressed solely to us to assist our advisor in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing their appraisal reports, CBRE and Duff & Phelps did not solicit third-party indications of interest for our real estate properties. While CBRE and Duff & Phelps are responsible for providing appraisals for us, CBRE and Duff & Phelps are not responsible for, did not calculate, and did not participate in, the determination of the estimated value per share of our common stock.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to CBRE’s and Duff & Phelps’ appraisal reports. All of the CBRE and Duff & Phelps appraisal reports, including the analysis, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation: CBRE or Duff & Phelps (in the case of one property) appraised each of our real estate properties, using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final valuations of each of the real estate properties. CBRE and Duff & Phelps calculated the discounted cash flow value of our real estate properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the properties we own based on recent comparable market transactions adjusted for unique property and market-specific factors.

As of September 30, 2013, we owned 27 real estate assets (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, and one individual industrial property) and held a leasehold interest in one industrial property. The total acquisition cost of these properties was $2.815 billion, excluding acquisition fees and expenses. In addition, through September 30, 2013, we have invested $101.4 million in capital and tenant improvements on our real estate portfolio since inception. As of September 30, 2013, the total appraised value of our real estate properties as provided by CBRE and Duff & Phelps using the appraisal methods described above was $3.197 billion. The total appraised real estate value as of September 30, 2013 compared to the total acquisition cost of our real estate properties plus subsequent capital improvements through September 30, 2013, results in an overall increase in the real estate value of approximately 9.6%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised real estate property values:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.00% to 8.25%	6.91% (1)
Discount rate	7.00% to 9.00%	7.68% (1)
Annual net operating income growth rate (2)	(0.85)% to 5.06%	2.44%
_____________________
(1) Excluding our cost basis in the investment in the 300 N. LaSalle Building of $669.7 million, the weighted-average terminal capitalization rate was 7.12% and the weighted‑average discount rate was 7.90%.
(2) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents (in cases where the contractual lease period is less than the hold period) net of expenses over the holding period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.
While we believe that CBRE’s and Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.37	$(0.33)	$0.52	$(0.46)
Discount rates	0.31	(0.30)	0.50	(0.48)
Finally, each 1% change in the appraised value of real estate would result in a change of $0.17 to the estimated value per share.
Real Estate Loans Receivable
The estimated values for our real estate loans receivable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2013, but do not equal the book value of the loans in accordance with GAAP. The values of the real estate loans receivable were estimated by applying a discounted cash flow analysis over the remaining expected lives of the investments, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investments were based on the investments’ contractual cash flows, which we anticipate we will receive. The expected cash flows for the loans were discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan–to–value ratios, type of collateral, current performance, credit enhancements and other factors.

As of September 30, 2013, we owned seven real estate loans receivable. The cost of our real estate loans receivable was $338.4 million, including $2.0 million of origination fees and costs and $3.1 million of principal repayments. As of September 30, 2013, the fair value of our investments in real estate loans receivable was $389.5 million and the outstanding principal balance was $384.7 million. The weighted-average discount rate applied to the cash flows from the real estate loans receivable, which have a weighted-average remaining term of 2.2 years, was approximately 6.23%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the fair value of our real estate loans receivable and thus, our estimated value per share. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our real estate loans receivable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$—	$—	$0.01	$(0.01)
Subsequent to September 30, 2013, we sold one of our real estate loans receivable for $114.3 million, excluding closing costs of $1.2 million. The estimated value of this investment as of September 30, 2013 was equal to the net sales price of $113.1 million. In addition, subsequent to September 30, 2013, one of our real estate loans receivable matured and we received payment in full of $87.5 million. The estimated value of this real estate loan receivable was equal to its face value as of September 30, 2013.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2013, but do not equal the book value of the loans in accordance with GAAP. The values of our notes payable were determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2013, the fair value and carrying value of our notes payable were $1.589 billion and $1.583 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 2.6 years, was approximately 2.70%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.04)	$0.04	$(0.02)	$0.02
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments. Our advisor has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
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

Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations and to comply with IPA valuation guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share as of December 18, 2013 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, as of September 30, 2013, with the exception of our real estate properties, which were appraised as of November 30, 2013. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2014, in accordance with the recommended IPA guidelines, but are not required to update the estimated value per share more frequently than every 18 months.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$10.29	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$10.11	December 19, 2011	Current Report on Form 8-K, filed December 21, 2011
Distribution Information
We have authorized and declared and expect to continue to authorize and declare distributions based on daily record dates, and to pay such distributions on a monthly basis. The rate will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
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
During 2012 and 2013, we declared distributions based on daily record dates for each day during the period commencing January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2013. Additionally, our board of directors declared a special distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
Distributions are paid on or about the first business day of the following month. Distributions declared during 2012 and 2013, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2013
	1st Quarter (1)	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$41,009	$31,140	$31,585	$31,650	$135,384
Total Per Share Distribution	$0.214	$0.162	$0.164	$0.164	$0.704
Annualized Rate Based on Purchase Price of $10.00 Per Share	8.7%	6.5%	6.5%	6.5%	7.0%
	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$30,761	$30,916	$31,119	$31,178	$123,974
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%
_____________________
(1) Includes a one-time distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
The tax composition of our distributions declared for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Ordinary Income	66%	69%
Capital Gain	22%	13%
Return of Capital	12%	18%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On November 6, 2013, our board of directors declared distributions based on daily record dates for the period from January 1, 2014 through January 31, 2014, which we paid on February 3, 2014. On January 23, 2014, our board of directors declared distributions based on daily record dates for the period from February 1, 2014 through February 28, 2014, which we paid on March 3, 2014, and distributions based on daily record dates for the period from March 1, 2014 through March 31, 2014, which we expect to pay in April 2014. On March 5, 2014, our board of directors declared distributions based on daily record dates for the period from April 1, 2014 through April 30, 2014, which we expect to pay in May 2014, and distributions based on daily record dates for the period from May 1, 2014 through May 31, 2014, which we expect to pay in June 2014. Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in our now terminated primary initial public offering or a 6.3% annualized rate based on our December 18, 2013 estimated value per share of $10.29.
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. We adopted two amendments to our share redemption program in 2013 and increased funding available under the program, as described below, by $20.0 million effective for redemptions made on or after the November 2013 redemption date, until such amount is exhausted.
Pursuant to the share redemption program (and unless subsequently amended during 2013 as described below), there are several limitations on our ability to redeem shares under the program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program), we may not redeem shares unless the stockholder has held the shares for one year.

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

On March 6, 2013, our board of directors approved a sixth amended and restated share redemption program (the “Sixth Amended Share Redemption Program”). Pursuant to the Sixth Amended Share Redemption Program, we modified how we process redemptions that result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then we would redeem all of such stockholder’s shares. The Sixth Amended Share Redemption Program became effective on April 7, 2013.
On October 15, 2013, our board of directors approved a seventh amended and restated share redemption program (the “Seventh Amended Share Redemption Program”). Pursuant to the Seventh Amended Share Redemption Program, our board of directors may increase the funding available for the redemption of shares pursuant to the Seventh Amended Share Redemption Program upon ten business days’ notice to our stockholders. We may provide notice of a funding increase by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. The Seventh Amended Share Redemption Program became effective on November 16, 2013, and as a result became effective for redemptions under the program made on the November 2013 redemption date, which was November 29, 2013.

In conjunction with the approval of the Seventh Amended Share Redemption Program, on October 16, 2013, our board of directors approved additional funding for the redemption of shares pursuant to the Seventh Amended Share Redemption Program as follows: once we have redeemed $3.0 million of shares in the aggregate in any month (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence), then an additional $20.0 million of funds in the aggregate shall be available for the redemption of shares on redemption dates commencing with the November 29, 2013 redemption date (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence) until such $20.0 million of funds is exhausted; provided that, in no event may we redeem, during any calendar year, more shares than the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. The other limitations of the Seventh Amended Share Redemption Program are in full force and effect, including that during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. As of December 31, 2013, we had exhausted $11.1 million of these funds and had $8.9 million available to be used for eligible redemptions once we have redeemed $3.0 million of shares in the aggregate in any month. On March 7, 2014, our board of directors approved additional funding of $30.0 million for the redemption of shares pursuant to the share redemption program upon the terms described under Item 7, Subsequent Events — Authorization of Additional Funds for Share Redemption Program.”
Pursuant to the share redemption program, redemptions made in connection with a stockholder’s death, qualifying disability or determination of incompetence are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we redeem all other shares eligible for redemption is as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of our most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of our most recent estimated value per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of our most recent estimated value per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of our most recent estimated value per share as of the applicable redemption date.
For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to our dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares relate. The date of the share’s original issuance by us is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
On December 18, 2012, our board of directors approved an estimated value per share of our common stock of $10.29 (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2012. This estimated value per share was used to calculate the redemption price effective for the December 2012 redemption date, which was December 31, 2012.
On December 18, 2013, our board of directors approved an estimated value per share of our common stock of $10.29 (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, as of September 30, 2013, with the exception of our real estate properties, which were appraised as of November 30, 2013. This estimated value per share was used to calculate the redemption price effective for the December 2013 redemption date, which was December 31, 2013. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share in December 2014, in accordance with recommended IPA guidelines, but we are not required to update our estimated value per share more frequently than every 18 months. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”

We funded redemptions during the year ended December 31, 2013 with proceeds from our dividend reinvestment plan, debt financing and proceeds from the early payoff or maturity of real estate loans receivable. During the year ended December 31, 2013, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	340,248	$10.12	(3)
February 2013	347,042	$10.11	(3)
March 2013	352,418	$10.15	(3)
April 2013	356,315	$10.17	(3)
May 2013	347,865	$10.18	(3)
June 2013	358,960	$10.20	(3)
July 2013	342,448	$10.20	(3)
August 2013	337,466	$10.21	(3)
September 2013	339,529	$10.21	(3)
October 2013	336,639	$10.22	(3)
November 2013	1,083,926	$10.22	(3)
December 2013	676,147	$10.24	(3)
Total	5,219,003
_____________________
(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009), on March 11, 2011 (which amendment became effective on April 10, 2011), on May 18, 2012 (which amendment became effective on June 17, 2012), on June 29, 2012 (which amendment became effective on July 29, 2012), on October 18, 2012 (which amendment became effective on November 17, 2012), on March 8, 2013 (which amendment became effective on April 7, 2013) and on October 17, 2013 (which amendment became effective on November 16, 2013).
(2) During the year ended December 31, 2013, shares eligible for redemption were redeemed at the prices set forth above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the year ended December 31, 2013, we redeemed $53.2 million of shares, which represented all redemption requests received in good order and eligible for redemption through the December 2013 redemption date, except for 2,798 shares, which were redeemed in January 2014 due to an administrative error by our transfer agent. Effective January 2014, these limitations were reset, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2013, we have $70.6 million available for all eligible redemptions in 2014, subject to the limitations described above, including the monthly limitation for ordinary redemptions. See Item 7, “Subsequent Events — Authorization of Additional Funds for Share Redemption Program.”
We may amend, suspend or terminate the share redemption program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
On March 7, 2014, our board of directors approved additional funding for the share redemption program pursuant to the terms described under Part II, Item 7, “Subsequent Events — Authorization of Additional Funds for Share Redemption Program.”

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data
Total real estate and real estate-related investments, net	$2,620,088	$2,640,501	$2,765,166	$2,210,162	$672,169
Total assets	2,954,300	2,821,950	2,986,216	2,379,654	953,868
Total notes payable	1,521,353	1,334,514	1,393,270	828,157	126,660
Total liabilities	1,614,256	1,426,493	1,499,083	912,019	158,046
Redeemable common stock	70,562	66,426	67,789	43,306	21,260
Total stockholders’ equity	1,269,482	1,329,031	1,419,344	1,424,329	774,562

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Operating Data
Total revenues	$360,634	$348,137	$319,165	$159,392	$75,387
Income from continuing operations	55,779	45,962	21,746	5,629	12,419
Income from continuing operations per common share - basic and diluted	0.29	0.24	0.11	0.04	0.20
Net income	55,779	48,374	21,793	5,508	12,419
Net income per common share, basic and diluted	0.29	0.25	0.11	0.04	0.20
Other Data
Cash flows provided by operations	133,146	128,669	113,226	59,523	29,937
Cash flows (used in) provided by investing activities	(71,706)	22,510	(673,682)	(1,598,259)	(181,717)
Cash flows provided (used in) by financing activities	65,212	(198,343)	573,597	1,347,328	368,992
Distributions declared	135,384	123,974	123,219	81,843	41,272
Distributions declared per common share (1)	0.704	0.650	0.650	0.650	0.650
Weighted -average number of common shares outstanding, basic and diluted	192,370,985	190,787,460	189,555,551	125,894,756	63,494,969
Reconciliation of funds from operations (2)
Net income	$55,779	$48,374	$21,793	$5,508	$12,419
Depreciation of real estate assets	58,157	53,521	45,528	20,814	9,919
Depreciation of real estate assets - discontinued operations	—	78	156	110	—
Amortization of lease-related costs	62,621	71,412	72,486	40,571	18,186
Amortization of lease-related costs - discontinued operations	—	134	269	191	—
Gain on payoff or sale of real estate loan receivable	(29,073)	(14,884)	—	—	—
Gain on sale of real estate, net	—	(2,471)	—	—	—
Loss on sale of real estate securities	—	—	—	—	(119)
FFO	$147,484	$156,164	$140,232	$67,194	$40,405
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2009 through the last day of the period presented. Distributions for the periods from January 1, 2009 through February 28, 2012 and March 1, 2012 through December 31, 2013 were based on daily record dates and calculated at a rate of $0.00178082 per share per day. In addition, on January 16, 2013, our board of directors declared a one-time distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
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
We own a diverse portfolio of real estate and real estate-related investments. As of December 31, 2013, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and five real estate loans receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of December 31, 2013, we had sold 28,154,497 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $271.3 million. Also as of December 31, 2013, we had redeemed 18,586,160 shares sold in our offering for $184.9 million.
Market Outlook – Real Estate and Real Estate Finance Markets
In the wake of the sub-par recovery of the U.S. economy, concerns persist regarding the slow pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but smooth, but early estimates indicate that the second half of 2013 saw U.S. GDP increase by over 3%. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Investments
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have become more volatile as the capital markets have begun to react to the end of QE.

Impact on Our Real Estate-Related Investments
All of our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments in general have been and likely will continue to be impacted by the same factors impacting our real estate investments. The relatively high yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some borrowers under our loans to make contractual interest payments to us.
As of December 31, 2013, we had fixed-rate real estate loans receivable with an aggregate outstanding principal balance of $184.9 million and an aggregate carrying value (including origination and closing costs) of $184.8 million that mature between 2014 and 2018.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2013, we had debt obligations in the aggregate principal amount of $1.5 billion, all of which have an initial maturity between 2015 and 2020. We have a total of $575.4 million of fixed rate notes payable and $946.0 million of variable rate notes payable. The interest rates on $842.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of December 31, 2013, we did not have any debt obligations scheduled to mature within 12 months of that date.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term is and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock pursuant to our share redemption program; the potential acquisition of some additional investments; and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from our now terminated primary offering;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings;

•	Proceeds from the sale of real estate and the repayments of real estate-related investments; and

•	Cash flow generated by our real estate operations and real estate-related investments.
We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. To date, we have invested substantially all of the net proceeds from our initial public offering but could potentially make some additional investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from debt financing, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate properties and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of December 31, 2013, we had an aggregate of $175.3 million available for future disbursements under three credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2013, our real estate portfolio was 95% occupied and our bad debt reserve was less than 1% of annualized base rent.

Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of December 31, 2013, the borrowers under our real estate loans receivable were current on their debt service payments to us.
For the year ended December 31, 2013, our cash needs for acquisitions, capital expenditures and the payment of debt obligations were met with the proceeds from debt financing, the repayment of one of our real estate loans receivable and proceeds from our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the year ended December 31, 2013 using current period and prior period cash flows from operations and our cash on hand. We believe that our cash on hand, proceeds from our dividend reinvestment plan, cash flow from operations, availability under our credit facilities, proceeds from asset sales, the repayment of our real estate loans receivable and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows from Operating Activities
As of December 31, 2013, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio consisting of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and five real estate loans receivable. During the year ended December 31, 2013, net cash provided by operating activities was $133.1 million, compared to $128.7 million during the year ended December 31, 2012. Net cash from operations increased in 2013 primarily as a result of an increase in revenues from our real estate operations.
Cash Flows from Investing Activities
Net cash used in investing activities was $71.7 million for the year ended December 31, 2013, and primarily consisted of the following:

•	$239.0 million for the acquisition of an office property;

•	$200.6 million of proceeds from the payoff or sale of two real estate loans receivable;

•	$29.4 million used for improvements to real estate;

•	$5.5 million used for funding obligations under our real estate loans receivable; and

•	$1.6 million of proceeds from principal repayments on real estate loans receivable.
Cash Flows from Financing Activities
During the year ended December 31, 2013, net cash provided by financing activities was $65.2 million and consisted primarily of the following:

•
$182.8 million of net cash provided by debt financings as a result of proceeds from notes payable of $456.0 million, partially offset by principal payments on notes payable of $269.2 million and payments of deferred financing costs of $4.0 million;

•	$53.2 million of cash used for redemptions of common stock; and

•	$64.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $70.6 million.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We pay our advisor fees in connection with the acquisition and origination, management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we pay our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. We will also continue to reimburse our advisor and our dealer manager for certain offering costs related to our dividend reinvestment plan and for certain stockholder services.

As of December 31, 2013, we had $175.0 million of cash and cash equivalents and up to $175.3 million available for future disbursements under our credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilize secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2013, our borrowings and other liabilities were approximately 48% of both the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$1,521,353	$5,985	$1,270,368	$109,531	$135,469
Interest payments on outstanding debt obligations (2)	127,818	53,335	56,851	11,393	6,239
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of December 31, 2013 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $62.4 million, excluding amortization of deferred financing costs totaling $3.3 million, during the year ended December 31, 2013.
Results of Operations
Overview
As of December 31, 2012, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, one individual industrial property, a leasehold interest in one industrial property and seven real estate loans receivable. As of December 31, 2013, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one individual industrial property, a leasehold interest in one industrial property and five real estate loans receivable. The results of operations presented for the years ended December 31, 2013 and 2012 are not directly comparable due to acquisition and disposition activities including the maturity and sales of real estate loans receivable. In general, we expect income and expenses to vary in future periods depending on our acquisition and disposition activities.

Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012
The following table provides summary information about our results of operations for the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2013	2012
Rental income	$258,452	$247,191	$11,261	5%	$12,934	$(1,673)
Tenant reimbursements	61,167	53,379	7,788	15%	3,535	4,253
Interest income from real estate loans receivable	30,439	37,144	(6,705)	(18)%	637	(7,342)
Other operating income	10,576	10,423	153	1%	—	153
Operating, maintenance, and management costs	67,978	64,475	3,503	5%	557	2,946
Real estate taxes and insurance	48,605	42,357	6,248	15%	2,695	3,553
Asset management fees to affiliate	23,524	22,275	1,249	6%	1,449	(200)
Real estate acquisition fees to affiliates	1,797	—	1,797	100%	1,797	—
Real estate acquisition fees and expenses	623	—	623	100%	623	—
General and administrative expenses	4,982	4,624	358	8%	n/a	n/a
Depreciation and amortization	120,778	124,933	(4,155)	(3)%	6,329	(10,484)
Interest expense	65,687	58,423	7,264	12%	3,752	3,512
Other interest income	46	28	18	64%	n/a	n/a
Gain on payoff or sale of real estate loan receivable	29,073	14,884	14,189	95%	n/a	n/a
Gain on sale of real estate, net	—	2,471	(2,471)	(100)%	n/a	n/a
Loss from discontinued operations	—	(59)	59	(100)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 related to real estate and real estate-related investments acquired or originated on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 with respect to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements increased from $300.6 million for the year ended December 31, 2012 to $319.6 million for the year ended December 31, 2013, primarily as a result of the acquisition of an office campus in March 2013. Rental income from properties held throughout both periods decreased by $1.7 million due to lease expirations subsequent to December 31, 2012. Tenant reimbursements from properties held throughout both periods increased by $4.3 million due to higher property tax recoveries and monthly operating recoveries. We expect rental income and tenant reimbursements to vary in future periods depending on occupancy rates and rental rates of our real estate investments. To the extent that we acquire additional real estate investments and as a result of owning the office campus acquired in March 2013 for an entire period, we expect rental income and tenant reimbursements to increase in future periods. To the extent that we dispose of real estate investments, we expect rental income and tenant reimbursements to decrease in the future.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $37.1 million for the year ended December 31, 2012 to $30.4 million for the year ended December 31, 2013, primarily as a result of: the sale of a real estate loan receivable and the maturity and repayment of another real estate loan receivable during the year ended December 31, 2013; and the early pay-off of a real estate loan receivable in 2012. Interest income included $3.6 million and $6.1 million in accretion of purchase price discounts, net of amortization of closing costs, for the years ended December 31, 2013 and 2012, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the potential impact of future principal repayments.

Operating, maintenance and management costs increased from $64.5 million for the year ended December 31, 2012 to $68.0 million for the year ended December 31, 2013. The increase primarily was due to the acquisition of an office campus in March 2013 and higher repair and maintenance costs, bad debt expense and snow removal costs related to properties held throughout both periods. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. We expect operating, maintenance and management costs to increase in future periods as a result of owning the office campus acquired in March 2013 for an entire period and to the extent that we acquire additional real estate investments. To the extent that we dispose of real estate investments, we expect operating, maintenance and management costs to decrease in the future.
Real estate taxes and insurance increased from $42.4 million for the year ended December 31, 2012 to $48.6 million for the year ended December 31, 2013. This increase of $6.2 million consisted of a $3.5 million increase in real estate taxes for properties held throughout both periods primarily related to reassessments of property values in the current year and $2.7 million related to the acquisition of an office campus in March 2013. We expect real estate taxes and insurance to generally increase in future periods as a result of inflation, owning the office campus acquired in March 2013 for an entire period and to the extent that we acquire additional real estate investments, but these expenses may fluctuate over time. To the extent that we dispose of real estate investments, we expect real estate taxes and insurance to decrease in the future.
Asset management fees with respect to our real estate and real estate-related investments increased from $22.3 million for the year ended December 31, 2012 to $23.5 million for the year ended December 31, 2013, as a result of the growth in our real estate and real estate-related investment portfolio, partially offset by a decrease in asset management fees due to the early pay-off of the Northern Trust Notes in 2012. All asset management fees incurred as of December 31, 2013 have been paid. We expect asset management fees to increase in future periods as a result of owning the office campus acquired in March 2013 for an entire period and to the extent that we acquire additional real estate investments. To the extent that we dispose of real estate investments or real estate loans receivable are repaid, we expect asset management fees to decrease in the future.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $2.4 million for the year ended December 31, 2013 and related to the acquisition of an office campus in March 2013. We did not incur any real estate acquisition fees and expenses during the year ended December 31, 2012. We do not expect to incur significant amounts of real estate acquisition fees and expenses in the future, though we could make some additional investments in the future.
Depreciation and amortization decreased from $124.9 million for the year ended December 31, 2012 to $120.8 million for the year ended December 31, 2013 as a result of a $10.5 million decrease in amortization of tenant origination costs related to lease expirations subsequent to December 31, 2012 for properties held throughout both periods, partially offset by an increase of $6.3 million as a result of the acquisition of an office campus in March 2013. We expect depreciation and amortization to decrease in future periods due to an overall decrease in amortization of tenant origination costs related to lease expirations, but could increase to the extent that we acquire additional real estate investments. To the extent that we dispose of real estate investments, we expect depreciation and amortization to decrease in the future.
Interest expense increased from $58.4 million for the year ended December 31, 2012 to $65.7 million for the year ended December 31, 2013. Included in interest expense is the amortization of deferred financing costs of $3.2 million and $3.3 million for the years ended December 31, 2012 and 2013, respectively. The increase in interest expense is primarily due to increased borrowings in connection with the acquisition of an office campus in March 2013 and the refinancing of certain properties held throughout both periods, resulting in an increase in the average loan balance. In addition, interest expense for the year ended December 31, 2013 included a $3.7 million prepayment fee related to the pay-off of the 300-600 Campus Drive Mortgage Loan in July 2013. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing and draws on our credit facilities.
During the year ended December 31, 2012, we recognized a gain on the early payoff of a real estate loan receivable of $14.9 million related to the discounted payoff agreement for the Northern Trust Notes, which we acquired at a discount. During the year ended December 31, 2013, we recognized a gain on the sale of a real estate loan receivable of $29.1 million related to the sale of the One Liberty Plaza Notes, which we acquired at a discount.
We recognized a gain on sale of real estate of $2.5 million related to the disposition of an industrial property during the year ended December 31, 2012. We did not dispose of any real estate investments during the year ended December 31, 2013.

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

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2012	2011
Rental income	$247,191	$223,861	$23,330	10%	$26,290	$(2,960)
Tenant reimbursements	53,379	47,059	6,320	13%	4,701	1,619
Interest income from real estate loans receivable	37,144	36,476	668	2%	4,199	(3,531)
Other operating income	10,423	11,769	(1,346)	(11)%	365	(1,711)
Operating, maintenance, and management costs	64,475	60,261	4,214	7%	5,873	(1,659)
Real estate taxes and insurance	42,357	35,038	7,319	21%	3,268	4,051
Asset management fees to affiliate	22,275	20,044	2,231	11%	2,397	(166)
Real estate acquisition fees to affiliates	—	4,808	(4,808)	(100)%	(4,808)	—
Real estate acquisition fees and expenses	—	3,974	(3,974)	(100)%	(3,974)	—
General and administrative expenses	4,624	5,061	(437)	(9)%	n/a	n/a
Depreciation and amortization	124,933	118,014	6,919	6%	10,550	(3,631)
Interest expense	58,423	50,323	8,100	16%	7,189	911
Other interest income	28	104	(76)	(73)%	n/a	n/a
Gain on payoff or sale of real estate loan receivable	14,884	—	14,884	100%	n/a	n/a
Gain on sale of real estate, net	2,471	—	2,471	100%	n/a	n/a
(Loss) income from discontinued operations	(59)	47	(106)	(226)%	n/a	n/a
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
Real estate taxes and insurance increased from $35.0 million for the year ended December 31, 2011 to $42.4 million for the year ended December 31, 2012. This increase consisted primarily of a $3.3 million increase resulting from the growth in our real estate portfolio and a $3.7 million increase in real estate taxes related to adjustments in the property tax estimates for two properties.
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
Interest expense increased from $50.3 million for the year ended December 31, 2011 to $58.4 million for the year ended December 31, 2012. Included in interest expense is the amortization of deferred financing costs of $2.8 million and $3.2 million for the years ended December 31, 2011 and 2012, respectively. The increase in interest expense is primarily a result of our use of debt in acquiring real estate investments during the year ended December 31, 2011 and 2012, and an increase in the average loan balance on our properties held throughout both periods.
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

Funds from Operations and Modified Funds from Operations
We believe that FFO is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current NAREIT definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities, and when compared year over year, FFO reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income or loss.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses, which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, acquisition fees and expenses and prepayment fees related to the extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since real estate values and market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate;

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

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition fees and expenses have been funded from the proceeds from our now terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance; and

•
Prepayment fees related to the extinguishment of debt. Prepayment fees related to the extinguishment of debt are included in interest expense. Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2013	2012	2011
Net income	$55,779	$48,374	$21,793
Depreciation of real estate assets	58,157	53,521	45,528
Depreciation of real estate assets - discontinued operations	—	78	156
Amortization of lease-related costs	62,621	71,412	72,486
Amortization of lease-related costs - discontinued operations	—	134	269
Gain on payoff or sale of real estate loan receivable	(29,073)	(14,884)	—
Gain on sale of real estate, net	—	(2,471)	—
FFO	147,484	156,164	140,232
Straight-line rent and amortization of above- and below-market leases	(10,557)	(13,815)	(20,772)
Amortization of discounts and closing costs	(3,589)	(6,063)	(6,915)
Adjustment to valuation of contingent purchase consideration	(31)	(135)	463
Reclassification of realized losses from other comprehensive income	856	—	—
Real estate acquisition fees to affiliates	1,797	—	4,808
Real estate acquisition fees and expenses	623	—	3,974
Prepayment fees related to the extinguishment of debt	3,711	—	—
MFFO	$140,294	$136,151	$121,790
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing, proceeds from the sale of real estate properties and proceeds from the sale or repayment of debt investments. Distributions declared, distributions paid and cash flow from operations were as follows during 2013 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow From Operations
Period			Cash	Reinvested	Total
First Quarter 2013	$41,009	$0.214	$19,408	$21,537	$40,945	$23,587
Second Quarter 2013	31,140	0.162	15,072	16,378	31,450	40,258
Third Quarter 2013	31,585	0.164	15,157	16,393	31,550	34,247
Fourth Quarter 2013	31,650	0.164	15,057	16,254	31,311	35,054
	$135,384	$0.704	$64,694	$70,562	$135,256	$133,146
_____________________
(1) Distributions for the periods from January 1, 2013 through December 31, 2013 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day. These distributions totaled approximately $125.1 million. In addition, on January 16, 2013, our board of directors declared a one-time distribution in the amount of $0.05416667 per share of common stock, or a total of $10.3 million, to stockholders of record as of the close of business on February 4, 2013.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.

For the year ended December 31, 2013, we paid aggregate distributions of $135.3 million, including $64.7 million of distributions paid in cash and $70.6 million of distributions reinvested through our dividend reinvestment plan. FFO and cash flow from operations during the year ended December 31, 2013 were $147.5 million and $133.1 million, respectively.  We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $126.7 million of current period operating cash flows, $4.6 million of operating cash flows in excess of distributions paid for the year ended December 31, 2012 and $4.0 million of cash on hand. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long-term, we expect that substantially all of our distributions will continue to be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we have made in mortgage and other real estate-related loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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
Revenue Recognition
Real Estate
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that a tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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
We record above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.

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
An asset-specific reserve relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of our loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.

A portfolio-based reserve covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, we assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.
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
Distributions Paid
On January 2, 2014, we paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2013 through December 31, 2013. On February 3, 2014, we paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2014 through January 31, 2014. On March 3, 2014, we paid distributions of $9.6 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2014 through February 28, 2014.
Distributions Declared
On January 23, 2014, our board of directors declared distributions based on daily record dates for the period from March 1, 2014 through March 31, 2014, which we expect to pay in April 2014. On March 5, 2014, our board of directors declared distributions based on daily record dates for the period from April 1, 2014 through April 30, 2014, which we expect to pay in May 2014, and distributions based on daily record dates for the period from May 1, 2014 through May 31, 2014, which we expect to pay in June 2014. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in our now terminated primary initial public offering or a 6.3% annualized rate based on our December 18, 2013 estimated value per share of $10.29.
Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Payoff of the Tuscan Inn First Mortgage Origination
On January 21, 2010, we, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $20.2 million (the “Tuscan Inn First Mortgage Origination”) to fund the acquisition of a four-story, 221-room hotel located in San Francisco.  On February 7, 2014, we, through an indirect wholly owned subsidiary, entered into an early payoff agreement with the borrower of the Tuscan Inn First Mortgage Origination, pursuant to which the borrower of the Tuscan Inn First Mortgage Origination paid off the entire principal balance outstanding and accrued interest in the amount of $20.2 million.  The Tuscan Inn First Mortgage Origination had an original maturity date of January 21, 2015 and bore interest at a fixed rate of 8.3%.
Payoff of the Chase Tower First Mortgage Origination
On January 25, 2010, we, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $59.2 million (the “Chase Tower First Mortgage Origination”) to fund the acquisition of a 22-story Class A office tower located in Austin, Texas.  On February 14, 2014, we, through an indirect wholly owned subsidiary, entered into an early payoff agreement with the borrower of the Chase Tower First Mortgage Origination, pursuant to which the borrower of the Chase Tower Mortgage Origination paid off the entire principal balance outstanding and accrued interest in the amount of $58.9 million, excluding a yield maintenance premium of $4.9 million.  The Chase Tower Mortgage Origination had an original maturity date of February 1, 2015 and bore interest at a fixed rate of 8.4%.

Redemptions Subsequent to December 31, 2013
During the period from January 1, 2014 through February 28, 2014, we redeemed 1,589,239 shares sold in our offering pursuant to the share redemption program for $16.3 million, which represented all redemption requests received in good order and eligible for redemption during this period.  Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2013, we have $54.3 million available for all eligible redemptions for the remainder of 2014, subject to the limitations described in the program, including the monthly limitation for ordinary redemptions.  Pursuant to the October 16, 2013 increase in funding under the program pursuant to the Seventh Amended Share Redemption Program, once we redeemed $3.0 million of shares in the aggregate in any month (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence), then an additional $20.0 million of funds in the aggregate was available for the redemption of shares on redemption dates commencing with the November 29, 2013 redemption date (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence) until such $20.0 million of funds was exhausted.  As of February 28, 2014, we had exhausted all $20.0 million of these funds.
Authorization of Additional Funds for Share Redemption Program
On March 7, 2014 our board of directors approved additional funding in the amount of $30.0 million for the share redemption program pursuant to the terms described under Part III, Item 9B, “Other Information — Authorization of Additional Funds for Share Redemption Program.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of our acquisitions and originations of mortgage and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
The table below summarizes the book values and the weighted-average interest rates of our real estate loans receivable and notes payable for each category as of December 31, 2013 based on the maturity dates and the notional amounts and average pay and receive rates of our derivative instruments as of December 31, 2013 based on maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amount
	2014	2015	2016	2017	2018	Thereafter		Fair Value
Assets
Loans Receivable
Fixed Rate	$32,673	$78,897	$—	$58,781	$14,477	$—	$184,828	$190,485
Weighted-average annual effective interest rate (1)	9.8%	8.6%	—	7.6%	7.6%	—	8.4%
Liabilities
Notes payable
Fixed Rate	$—	$435,381	$—	$—	$—	$140,000	$575,381	$580,235
Weighted-average interest rate	—	4.1%	—	—	—	3.5%	4.0%
Variable Rate	$—	$185,000	$655,972	$105,000	$—	$—	$945,972	$945,840
Weighted-average interest rate (2)	—	3.2%	3.2%	3.5%	—	—	3.2%
Derivative Instruments
Interest rate swaps, nominal amount	$224,800	$262,400	$239,050	$115,900	$—	$—	$842,150	$10,035
Average pay rate (3)	1.5%	1.6%	1.2%	1.0%	—	—	1.4%
Average receive rate (4)	0.2%	0.2%	0.2%	0.2%	—	—	0.2%
_____________________
(1) The weighted-average annual effective interest rate represents the effective interest rate as of December 31, 2013 using the interest method, which we use to recognize interest income on our real estate loans receivable.
(2) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2013, where applicable.
(3) Average pay rate is the interest rate swap fixed rate.
(4) Average receive rate is the 30-day LIBOR rate at December 31, 2013.
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2013, the fair value and carrying value of our fixed rate real estate loans receivable were $190.5 million and $184.8 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2013, the fair value of our fixed rate debt was $580.2 million and the carrying value of our fixed rate debt was $575.4 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2013, we were exposed to market risks related to fluctuations in interest rates on $103.8 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $842.2 million of our variable rate debt. Based on interest rates as of December 31, 2013, if interest rates were 100 basis points higher during the 12 months ending December 31, 2014, interest expense on our variable rate debt would increase by $1.0 million. As of December 31, 2013, one-month LIBOR was 0.16770% and if this index was reduced to 0% during the 12 months ending December 31, 2014, interest expense on our variable rate debt would decrease by $0.1 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of December 31, 2013 was 8.4%. The weighted-average annual effective interest rate represents the effective interest rate as of December 31, 2013, using the interest method, which we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2013 were 4.0% and 3.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of December 31, 2013, where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.
Authorization of Additional Funds for Share Redemption Program
On March 7, 2014, our board of directors approved additional funding for the redemption of shares pursuant to the Seventh Amended Share Redemption Program. Once we have redeemed $3.0 million of shares in the aggregate in any month (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence), then an additional $30.0 million of funds in the aggregate shall be available for the redemption of shares on redemption dates commencing with the March 31, 2014 redemption date (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence) until such $30.0 million of funds is exhausted; provided that, in no event may we redeem, during any calendar year, more shares than the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. The other limitations of the Seventh Amended Share Redemption Program are in full force and effect, including that during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

PART III
We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsreitii.com.
The other information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-36 through F-38 of this report:
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

4.2	Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012

4.3	Third Amended and Restated Dividend Reinvestment , incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 21, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013

10.2
Loan Agreement (related to U.S. Bank/TD Bank Credit Facility), by and among KBSII Campus Drive, LLC, KBS One Meadowlands, LLC, KBS II Willow Oaks, LLC, U.S. Bank National Association and TD Bank, N.A., dated as of February 27, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.3
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (related to U.S. Bank/TD Bank Credit Facility), by KBSII Campus Drive, LLC for the benefit of U.S. Bank National Association, dated as of February 27, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.4
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (related to U.S. Bank/TD Bank Credit Facility), by KBSII One Meadowlands, LLC for the benefit of U.S. Bank National Association, dated as of February 27, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.5
Promissory Note (Revolving Loan) (related to U.S. Bank/TD Bank Credit Facility), by and among KBSII Campus Drive, LLC, KBS One Meadowlands, LLC, KBS II Willow Oaks, LLC for the benefit of TD Bank, N.A., dated as of February 27, 2013, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.6
Promissory Note (Revolving Loan) (related to U.S. Bank/TD Bank Credit Facility), by and among KBSII Campus Drive, LLC, KBS One Meadowlands, LLC, KBS II Willow Oaks, LLC for the benefit of U.S. Bank National Association, dated as of February 27, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.7
Repayment Guaranty (related to U.S. Bank/TD Bank Credit Facility), by and among KBS REIT Properties II, LLC for the benefit of U.S. Bank National Association and TD Bank, N.A., dated as of February 27, 2013, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

Ex.	Description

10.8
Credit Line Deed of Trust (With Assignment of Leases and Rents, Security Agreement and Fixture Filing) (related to U.S. Bank/TD Bank Credit Facility), by KBS II Willow Oaks, LLC for the benefit of U.S. Bank National Association, dated as of February 27, 2013, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fifth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed October 18, 2012

99.2	Sixth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

99.3	Seventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 17, 2013

99.4	Consent of CBRE, Inc.

99.5	Consent of Duff & Phelps, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust II, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust II, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 7, 2014

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Real estate:
Land	$336,357	$265,197
Buildings and improvements	2,157,019	1,992,264
Tenant origination and absorption costs	304,706	304,732
Total real estate held for investment, cost	2,798,082	2,562,193
Less accumulated depreciation and amortization	(362,822)	(270,538)
Total real estate, net	2,435,260	2,291,655
Real estate loans receivable, net	184,828	348,846
Total real estate and real estate-related investments, net	2,620,088	2,640,501
Cash and cash equivalents	175,042	48,390
Rents and other receivables, net	73,316	57,349
Above-market leases, net	51,510	49,215
Deferred financing costs, prepaid expenses and other assets	34,344	26,495
Total assets	$2,954,300	$2,821,950
Liabilities and stockholders’ equity
Notes payable	$1,521,353	$1,334,514
Accounts payable and accrued liabilities	24,597	20,416
Due to affiliate	—	168
Distributions payable	10,649	10,521
Below-market leases, net	22,983	26,519
Other liabilities	34,674	34,355
Total liabilities	1,614,256	1,426,493
Commitments and contingencies (Note 12)
Redeemable common stock	70,562	66,426
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 192,269,969 and 190,274,167 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1,923	1,903
Additional paid-in capital	1,647,214	1,633,994
Cumulative distributions in excess of net income	(369,342)	(289,737)
Accumulated other comprehensive loss	(10,313)	(17,129)
Total stockholders’ equity	1,269,482	1,329,031
Total liabilities and stockholders’ equity	$2,954,300	$2,821,950
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$258,452	$247,191	$223,861
Tenant reimbursements	61,167	53,379	47,059
Interest income from real estate loans receivable	30,439	37,144	36,476
Other operating income	10,576	10,423	11,769
Total revenues	360,634	348,137	319,165
Expenses:
Operating, maintenance, and management	67,978	64,475	60,261
Real estate taxes and insurance	48,605	42,357	35,038
Asset management fees to affiliate	23,524	22,275	20,044
Real estate acquisition fees to affiliates	1,797	—	4,808
Real estate acquisition fees and expenses	623	—	3,974
General and administrative expenses	4,982	4,624	5,061
Depreciation and amortization	120,778	124,933	118,014
Interest expense	65,687	58,423	50,323
Total expenses	333,974	317,087	297,523
Other income:
Other interest income	46	28	104
Gain on payoff or sale of real estate loan receivable	29,073	14,884	—
Total other income	29,119	14,912	104
Income from continuing operations	55,779	45,962	21,746
Discontinued operations:
Gain on sale of real estate, net	—	2,471	—
Income (loss) from discontinued operations	—	(59)	47
Total income from discontinued operations	—	2,412	47
Net income	$55,779	$48,374	$21,793
Basic and diluted income per common share:
Continuing operations	$0.29	$0.24	$0.11
Discontinued operations	—	0.01	—
Net income per common share	$0.29	$0.25	$0.11
Weighted-average number of common shares outstanding, basic and diluted	192,370,985	190,787,460	189,555,551
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$55,779	$48,374	$21,793
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	5,960	336	(15,335)
Reclassification of realized losses on derivative instruments	856	—	—
Total other comprehensive income (loss)	6,816	336	(15,335)
Total comprehensive income	$62,595	$48,710	$6,458
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	176,739,865	$1,767	$1,537,403	$(112,711)	$(2,130)	$1,424,329
Net income	—	—	—	21,793	—	21,793
Other comprehensive loss	—	—	—	—	(15,335)	(15,335)
Issuance of common stock	17,630,691	176	171,480	—	—	171,656
Redemptions of common stock	(2,645,389)	(26)	(25,669)	—	—	(25,695)
Transfers to redeemable common stock	—	—	(24,482)	—	—	(24,482)
Distributions declared	—	—	—	(123,219)	—	(123,219)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(8,864)	—	—	(8,864)
Other offering costs	—	—	(839)	—	—	(839)
Balance, December 31, 2011	191,725,167	$1,917	$1,649,029	$(214,137)	$(17,465)	$1,419,344
Net income	—	—	—	48,374	—	48,374
Other comprehensive loss	—	—	—	—	336	336
Issuance of common stock	6,804,964	67	66,393	—	—	66,460
Redemptions of common stock	(8,255,964)	(81)	(82,737)	—	—	(82,818)
Transfers to redeemable common stock	—	—	1,329	—	—	1,329
Distributions declared	—	—	—	(123,974)	—	(123,974)
Other offering costs	—	—	(20)	—	—	(20)
Balance, December 31, 2012	190,274,167	$1,903	$1,633,994	$(289,737)	$(17,129)	$1,329,031
Net income	—	—	—	55,779	—	55,779
Other comprehensive income	—	—	—	—	6,816	6,816
Issuance of common stock	7,214,805	72	70,490	—	—	70,562
Redemptions of common stock	(5,219,003)	(52)	(53,116)	—	—	(53,168)
Transfers to redeemable common stock	—	—	(4,135)	—	—	(4,135)
Distributions declared	—	—	—	(135,384)	—	(135,384)
Other offering costs	—	—	(19)	—	—	(19)
Balance, December 31, 2013	192,269,969	$1,923	$1,647,214	$(369,342)	$(10,313)	$1,269,482
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$55,779	$48,374	$21,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	120,778	124,933	118,014
Discontinued operations	—	212	425
Noncash interest income on real estate-related investments	(3,589)	(6,063)	(6,915)
Deferred rent	(12,806)	(15,949)	(19,890)
Bad debt expense (recovery)	589	(30)	285
Amortization of above- and below-market leases, net	2,249	2,134	(882)
Amortization of deferred financing costs	3,314	3,240	2,857
Reclassification of realized losses on derivative instruments	856	—	—
Change in fair value of contingent consideration	(31)	(135)	463
Gain on payoff or sale of real estate loan receivable	(29,073)	(14,884)	—
Gain on sale of real estate, net	—	(2,471)	—
Changes in operating assets and liabilities:
Rents and other receivables	(2,467)	(337)	(1,303)
Prepaid expenses and other assets	(10,235)	(8,251)	(5,962)
Accounts payable and accrued liabilities	1,889	269	(78)
Due to affiliate	(168)	168	—
Other liabilities	6,061	(2,541)	4,419
Net cash provided by operating activities	133,146	128,669	113,226
Cash Flows from Investing Activities:
Acquisitions of real estate	(238,952)	—	(636,222)
Improvements to real estate	(29,434)	(20,586)	(22,356)
Proceeds from sale of real estate	—	12,217	—
Investments in real estate loans receivable	(5,490)	(55,339)	(15,608)
Principal repayments on real estate loans receivable	1,579	1,288	504
Proceeds from payoff or sale of real estate loan receivable	200,591	84,930	—
Net cash (used in) provided by investing activities	(71,706)	22,510	(673,682)
Cash Flows from Financing Activities:
Proceeds from notes payable	456,000	—	546,998
Transfer of financial asset	—	—	45,000
Principal payments on notes payable	(269,161)	(58,756)	(26,885)
Payments of deferred financing costs	(4,048)	(91)	(6,916)
Return of contingent consideration related to acquisition of real estate	308	943	1,514
Proceeds from issuance of common stock	—	—	103,867
Payments to redeem common stock	(53,174)	(82,818)	(25,695)
Payments of commissions on stock sales and related dealer manager fees	—	—	(8,864)
Payments of other offering costs	(19)	(20)	(1,421)
Distributions paid to common stockholders	(64,694)	(57,601)	(54,001)
Net cash provided by (used in) financing activities	65,212	(198,343)	573,597
Net increase (decrease) in cash and cash equivalents	126,652	(47,164)	13,141
Cash and cash equivalents, beginning of period	48,390	95,554	82,413
Cash and cash equivalents, end of period	$175,042	$48,390	$95,554
Supplemental Disclosure of Cash Flow Information:
Interest paid	$58,445	$55,406	$46,263
Supplemental Disclosure of Noncash Transactions:
Increase (decrease) in distributions payable	$128	$(87)	$1,429
Increase in lease commissions payable	$—	$—	$565
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$70,562	$66,460	$67,789
Increase in accrued improvements to real estate	$1,666	$—	$2,715
Increase in lease incentives payable	$1,283	$—	$—
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of December 31, 2013, the Company owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and five real estate loans receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. As of December 31, 2013, the Company had sold 28,154,497 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $271.3 million. Also as of December 31, 2013, the Company had redeemed 18,586,160 shares sold in the Offering for $184.9 million.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Revenue Recognition
Real Estate
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that a tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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
December 31, 2013

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
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2013, 2012 and 2011.
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
As of December 31, 2013, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the years ended December 31, 2013, 2012 and 2011. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
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
An asset-specific reserve relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.
A portfolio-based reserve covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2013. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2013

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
December 31, 2013

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
Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan (the “DRP”) through which its stockholders may have their dividends and other distributions reinvested in additional shares of the Company’s common stock. In accordance with the DRP, at such time as the Company announces an updated estimated value per share, participants in the DRP will acquire shares of common stock under the plan at a price equal to 95% of the updated estimated value per share of the Company’s common stock.
On December 18, 2012, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.29 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2012. Commencing with the January 2, 2013 purchase date and until the estimated value per share was updated, the purchase price per share under the DRP was $9.78.
On December 18, 2013, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.29 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, as of September 30, 2013, with the exception of the Company’s real estate properties, which were appraised as of November 30, 2013. Commencing with the January 2, 2014 purchase date and until the estimated value per share is updated, the purchase price per share under the DRP is $9.78. The Company currently expects to utilize the Advisor and/or an independent valuation firm to update the estimated value per share in December 2014, but is not required to update the estimated value per share more frequently than every 18 months.
Redeemable Common Stock
The Company has a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances. The Company adopted two amendments to its share redemption program in 2013 and increased funding available under the program, as described below, by $20.0 million effective for redemptions made on or after the November 2013 redemption date, until such amount is exhausted.
Pursuant to the share redemption program (and unless subsequently amended during 2013 as described below), there are several limitations on the Company’s ability to redeem shares under the program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program), the Company may not redeem shares unless the stockholder has held the shares for one year.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

On March 6, 2013, the Company’s board of directors approved a sixth amended and restated share redemption program (the “Sixth Amended Share Redemption Program”). Pursuant to the Sixth Amended Share Redemption Program, the Company modified how it processes redemptions that result in a stockholder owning less than the minimum purchase requirement described in its currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if the Company cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then the Company will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then the Company would redeem all of such stockholder’s shares. The Sixth Amended Share Redemption Program became effective on April 7, 2013.
On October 15, 2013, the Company’s board of directors approved a seventh amended and restated share redemption program (the “Seventh Amended Share Redemption Program”). Pursuant to the Seventh Amended Share Redemption Program, the board of directors may increase the funding available for the redemption of shares pursuant to the Seventh Amended Share Redemption Program upon ten business days’ notice to the Company’s stockholders. The Company may provide notice of a funding increase by including such information in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
The Seventh Amended Share Redemption Program became effective on November 16, 2013, and as a result became effective for redemptions under the program made on the November 2013 redemption date, which was November 29, 2013.
In conjunction with the approval of the Seventh Amended Share Redemption Program, on October 16, 2013, the Company’s board of directors approved additional funding for the redemption of shares as follows: once the Company has redeemed $3.0 million of shares in the aggregate in any month (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence), then an additional $20.0 million of funds in the aggregate shall be available for the redemption of shares on redemption dates commencing with the November 29, 2013 redemption date (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence) until such $20.0 million of funds is exhausted; provided that, in no event may the Company redeem, during any calendar year, more shares than the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The other limitations of the Seventh Amended Share Redemption Program are in full force and effect, including that during any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. As of December 31, 2013, the Company had exhausted $11.1 million of these funds and had $8.9 million available to be used for eligible redemptions once the Company has redeemed $3.0 million of shares in the aggregate in any month.
On March 7, 2014, the Company’s board of directors approved additional funding of $30.0 million for the redemption of shares pursuant to the share redemption program upon the terms described under Note 13, “Subsequent Events — Authorization of Additional Funds for Share Redemption Program.”
Pursuant to the share redemption program, redemptions made in connection with a stockholder’s death, qualifying disability or determination of incompetence are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. The price at which the Company redeems all other shares eligible for redemption is as follows:

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

For purposes of determining the time period a redeeming stockholder has held each share, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to the Company’s dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan shares relate. The date of the share’s original issuance by the Company is not determinative. In addition, as described above, the shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
On December 18, 2012, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.29 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2012. This estimated value per share was used to calculate the redemption price effective for the December 2012 redemption date, which was December 31, 2012.
On December 18, 2013, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.29 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, as of September 30, 2013, with the exception of the Company’s real estate properties, which were appraised as of November 30, 2013. This estimated value per share was used to calculate the redemption price effective for the December 2013 redemption date, which was December 31, 2013.
The estimated value per share was based upon the recommendation and valuation prepared by the Advisor. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of the Company’s assets and liabilities according to GAAP, nor does it represent a liquidation value of the Company’s assets and liabilities or the amount the Company’s shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that the Company is externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of the Company’s debt obligations or the impact of restrictions on the assumption of debt.
The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Company currently expects to utilize the Advisor and/or an independent valuation firm to update the estimated value per share in December 2014, in accordance with recommended Investment Program Association guidelines, but is not required to update the estimated value per share more frequently than every 18 months.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The Company limits the dollar value of shares that may be redeemed under the share redemption program as described above. For the year ended December 31, 2013, the Company redeemed 5,219,003 shares sold in the Offering for $53.2 million, which represented all redemption requests received in good order and eligible for redemption through the December 2013 redemption date, except for 2,798 shares, which were redeemed in January 2014 due to an administrative error by the Company’s transfer agent. Effective January 2014, these limitations were reset, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2013, the Company has $70.6 million available for all eligible redemptions in 2014, subject to the limitations described above, including the monthly limitation for ordinary redemptions.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the years ended December 31, 2013, 2012 and 2011, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc. See Note 9, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement.
Selling Commissions and Dealer Manager Fees
Through April 29, 2010, the Company paid the Dealer Manager up to 6.0% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. Effective April 30, 2010, the Company paid the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee were paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager also reallowed certain participating broker-dealers up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager increased the reallowance.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
Asset Management Fee
With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction of improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2013, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.
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
December 31, 2013

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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, returns for the calendar years 2009 through 2012 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2013, 2012 and 2011, respectively.
Distributions declared per common share were $0.704, $0.650 and $0.650 for the years ended December 31, 2013, 2012 and 2011, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2013 was a record date for distributions. Additionally, the Company’s board of directors declared a distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 10, “Segment Information.”
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate and real estate-related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

3.	REAL ESTATE
As of December 31, 2013, the Company’s real estate portfolio was composed of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one industrial property and a leasehold interest in one industrial property, encompassing in the aggregate approximately 11.7 million rentable square feet. As of December 31, 2013, the Company’s real estate portfolio was 95% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2013 and 2012 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
As of December 31, 2013:
Office	$326,057	$2,067,684	$287,073	$2,680,814
Industrial (1)	10,300	89,335	17,633	117,268
Total real estate, cost	$336,357	$2,157,019	$304,706	$2,798,082
Accumulated depreciation and amortization	—	(241,659)	(121,163)	(362,822)
Net Amount	$336,357	$1,915,360	$183,543	$2,435,260
As of December 31, 2012:
Office	$254,897	$1,903,298	$286,291	$2,444,486
Industrial (1)	10,300	88,966	18,441	117,707
Total real estate, cost	$265,197	$1,992,264	$304,732	$2,562,193
Accumulated depreciation and amortization	—	(173,917)	(96,621)	(270,538)
Net Amount	$265,197	$1,818,347	$208,111	$2,291,655
_____________________
(1) Includes an investment in the rights to a ground lease. The ground lease expires in February 2050.
As of December 31, 2013, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$551,142	18.7%	$45,356	$35.02	99.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2013, the leases had remaining terms, excluding options to extend, of up to 15.2 years with a weighted-average remaining term of 5.5 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.6 million and $4.2 million as of December 31, 2013 and 2012, respectively.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

During the years ended December 31, 2013, 2012 and 2011, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $12.8 million, $15.9 million and $19.9 million, respectively. As of December 31, 2013 and 2012, the cumulative deferred rent balance was $69.2 million and $53.5 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $7.6 million and $5.3 million of unamortized lease incentives as of December 31, 2013 and 2012, respectively.
As of December 31, 2013, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2014	$248,700
2015	234,911
2016	220,331
2017	198,578
2018	170,314
Thereafter	675,902
$1,748,736
As of December 31, 2013, the Company had over 500 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	94	$50,539	19.3%
Legal Services	59	50,482	19.2%
Computer System Design & Programming	22	32,568	12.4%
		$133,589	50.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the year ended December 31, 2013, the Company recorded bad debt expense of $0.6 million. During the year ended December 31, 2012, the Company reduced its bad debt expense reserve and recorded a net recovery of bad debt related to its tenant receivables of $30,000. During the year ended December 31, 2011, the Company recorded bad debt expense related to its tenant receivables of $0.3 million . As of December 31, 2013 and 2012, the Company had a bad debt expense reserve of approximately $0.3 million and $0.1 million, respectively, which represents less than 1% of its annualized base rent.
As of December 31, 2013, there were no leases that accounted for more than 10% of the Company’s annualized base rent.
Geographic Concentration Risk
As of December 31, 2013, the Company’s net investments in real estate in Illinois, California and New Jersey represented 18.7%, 18.0% and 14.7% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

In addition, the Company’s investment in the 300 N. LaSalle Building, located in Chicago, Illinois, represented 18.7% of the Company’s total assets and 19.7% of the Company’s total revenues for the year ended December 31, 2013. As a result of this investment, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
As of December 31, 2013 and 2012, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2013	2012	2013	2012	2013	2012
Cost	$304,706	$304,732	$75,850	$70,176	$(48,654)	$(46,607)
Accumulated Amortization	(121,163)	(96,621)	(24,340)	(20,961)	25,671	20,088
Net Amount	$183,543	$208,111	$51,510	$49,215	$(22,983)	$(26,519)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Amortization	$(41,151)	$(48,900)	$(51,448)	$(9,673)	$(10,353)	$(8,007)	$7,424	$8,261	$8,972

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2013 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2014	$(35,085)	$(8,741)	$6,520
2015	(28,237)	(7,339)	5,030
2016	(24,433)	(7,017)	3,727
2017	(21,335)	(6,119)	2,558
2018	(16,986)	(5,250)	1,788
Thereafter	(57,467)	(17,044)	3,360
	$(183,543)	$(51,510)	$22,983
Weighted-Average Remaining Amortization Period	8.2 years	9.1 years	5.5 years

5.	REAL ESTATE LOANS RECEIVABLE
As of December 31, 2013 and 2012, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2013 (1)	Book Value as of December 31, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Tuscan Inn First Mortgage Origination (5)
San Francisco, California	01/21/2010	Hotel	Mortgage	$20,200	$20,077	$19,973	8.3%	9.0%	01/21/2015
Chase Tower First Mortgage Origination (6)
Austin, Texas	01/25/2010	Office	Mortgage	58,815	58,820	59,210	8.4%	8.5%	02/01/2015
Pappas Commerce First Mortgage Origination (7)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	32,673	32,673	32,673	(7)	9.8%	07/01/2014
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	14,462	14,477	14,519	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage
Reston, Virginia	01/17/2012	Office	Mortgage	58,750	58,781	53,302	7.5%	7.6%	02/01/2017
One Liberty Plaza Notes (8)
New York, New York	02/11/2009	Office	Mortgage	—	—	81,163	(8)	(8)	08/06/2017
One Kendall Square First Mortgage Origination (9)
Cambridge, Massachusetts	11/22/2010	Mixed-use Facility	Mortgage Participation	—	—	88,006	(9)	(9)	12/01/2013
				$184,900	$184,828	$348,846
_____________________
(1) Outstanding principal balance as of December 31, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2013, using the interest method, annualized and divided by the average amortized cost basis of the investment. The contractual interest rates and annualized effective interest rates presented are as of December 31, 2013.
(4) Maturity dates are as of December 31, 2013; subject to certain conditions, the maturity dates of certain real estate loans receivable may be extended beyond the maturity date shown.
(5) On February 7, 2014, the Company, through an indirect wholly owned subsidiary, entered into an early payoff agreement with the borrower of the Tuscan Inn First Mortgage Origination. See Note 13, “Subsequent Events — Payoff of the Tuscan Inn First Mortgage Origination.”
(6) On February 14, 2014, the Company, through an indirect wholly owned subsidiary, entered into an early payoff agreement with the borrower of the Chase Tower First Mortgage Origination. See Note 13, “Subsequent Events — Payoff of the Chase Tower First Mortgage Origination.”
(7) As of December 31, 2013, $32.7 million had been disbursed under the Pappas Commerce First Mortgage. Interest on the first mortgage is calculated at a fixed rate of 9.5%. Outstanding principal balance also includes a protective advance of $0.8 million made on June 22, 2011 to cover property taxes and to fund the tax and insurance reserve account. Interest on the protective advance is calculated at a fixed rate of 14.5%.
(8) On October 11, 2013, the Company, through an indirect wholly owned subsidiary, sold to a buyer unaffiliated with the Company or the Advisor, the One Liberty Plaza Notes for $114.3 million, excluding closing costs and accrued interest of $1.2 million. As of the date of sale, the Company’s carrying value of the One Liberty Plaza Notes was $84.0 million. As a result, the Company recorded a gain on sale of the One Liberty Plaza Notes of approximately $29.1 million.
(9) Upon maturity in December 2013, the borrower under the One Kendall Square First Mortgage Origination paid off the entire principal balance outstanding due to the Company in the amount of $87.5 million.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following summarizes the activity related to the real estate loans receivable for the year ended December 31, 2013 (in thousands):

Real estate loans receivable - December 31, 2012	$348,846
Additional principal funded under real estate loans receivable	5,490
Principal repayment received on real estate loan receivable	(1,579)
Payoff of the One Liberty Plaza Notes	(84,018)
Payoff of the One Kendall Square First Mortgage Origination	(87,500)
Accretion of discounts on purchased real estate loans receivable	4,075
Amortization of closing costs and origination fees on real estate loans receivable	(486)
Real estate loans receivable - December 31, 2013	$184,828
For the years ended December 31, 2013, 2012 and 2011, interest income from real estate loans receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Contractual interest income	$26,850	$31,081	$29,561
Accretion of purchase discounts	4,075	6,620	7,441
Amortization of closing costs and origination fees	(486)	(557)	(526)
Interest income from real estate loans receivable	$30,439	$37,144	$36,476
As of December 31, 2013 and 2012, interest receivable from real estate loans receivable was $1.3 million and $2.3 million, respectively, and was included in rents and other receivables.
The following is a schedule of maturities for all real estate loans receivable outstanding as of December 31, 2013 (in thousands):

	Current Maturity (1)		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value	Face Value (Funded)	Book Value
2014	$32,673	$32,673	$32,673	$32,673
2015	79,015	78,897	79,015	78,897
2016	—	—	—	—
2017	58,750	58,781	—	—
2018	14,462	14,477	73,212	73,258
Thereafter	—	—	—	—
	$184,900	$184,828	$184,900	$184,828
_____________________
(1) The schedule of current maturities above represents the contractual maturity dates and outstanding balances as of December 31, 2013. Certain of the real estate loans receivable have extension options available to the borrowers, subject to certain conditions, that have been reflected in the schedule of fully extended maturities.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

6.	NOTES PAYABLE
As of December 31, 2013 and 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of December 31, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of December 31, 2013 (1)	Effective Interest Rate as of December 31, 2013 (1)	Payment Type	Maturity Date (2)
100 & 200 Campus Drive Mortgage Loan (3)	$—	$55,000	(3)	(3)	(3)	(3)
300-600 Campus Drive Mortgage Loan (4)	—	93,850	(4)	(4)	(4)	(4)
Portfolio Revolving Loan Facility (5)	105,000	55,000	One-month LIBOR + 1.80% (5)	3.5%	Interest Only	06/21/2017
Willow Oaks Revolving Loan (3)	—	13,000	(3)	(3)	(3)	(3)
300 N. LaSalle Building Mortgage Loan (6)	348,061	350,000	4.25%	4.3%	(6)	08/01/2015
Union Bank Plaza Mortgage Loan (7)	105,000	105,000	One-month LIBOR + 1.75%	3.5%	Interest Only	09/15/2015
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Mortgage Loan #1 (8)	341,544	341,544	One-month LIBOR + 2.15%	3.7%	Interest Only	01/27/2016
One Kendall Square Borrowing (9)	—	45,000	(9)	(9)	(9)	(9)
601 Tower Mortgage Loan (10)	16,320	16,320	(10)	3.5%	Interest Only	06/03/2015
CityPlace Tower Mortgage Loan	71,000	71,000	3.59%	3.6%	Interest Only	08/01/2015
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Metropolitan Center Mortgage Loan (3)	—	13,000	(3)	(3)	(3)	(3)
Portfolio Mortgage Loan #2 (11)	75,628	76,000	One-month LIBOR + 2.75%	3.0%	Interest Only	01/01/2016
Portfolio Mortgage Loan #3 (12)	141,000	—	One-month LIBOR + 1.75% - 1.85%	2.3%	Interest Only	03/01/2016
Corporate Technology Centre Mortgage Loan (13)	140,000	—	3.5%	3.5%	(13)	04/01/2020
300-600 Campus Drive Revolving Loan (4)	78,000	—	One-month LIBOR + 2.05% (4)	2.6%	Interest Only	08/01/2016
	$1,521,353	$1,334,514
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2013. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2013 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of December 31, 2013, where applicable. For further information regarding the Company’s derivative instruments, see Note 7, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2013; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On March 6, 2013, the Company used proceeds from the Portfolio Mortgage Loan #3 to repay these loans in full.
(4) On July 10, 2013, the Company entered into a three-year senior secured credit facility for borrowings of up to $120.0 million, of which $95.0 million is non-revolving debt and $25.0 million is revolving debt. As of December 31, 2013, the principal balance consisted of the $78.0 million non-revolving portion. The remaining non-revolving portion of $17.0 million and the revolving portion of $25.0 million remain available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Company used the net proceeds from the initial funding to repay the outstanding principal balance due under the 300-600 Campus Drive Mortgage Loan, which was subject to a prepayment fee of $3.7 million, which is included in interest expense on the accompanying statements of operations.
(5) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. On June 21, 2013, the Portfolio Revolving Loan Facility was amended and restated to increase the borrowing capacity from $100.0 million to $145.0 million and to extend the maturity date to June 21, 2017. The Amended and Restated Portfolio Revolving Loan Facility is secured by Mountain View Corporate Center, 350 E. Plumeria Building, Pierre Laclede Center and One Main Place. As of December 31, 2013, the $105.0 million non-revolving portion had been funded, and the $40.0 million revolving portion remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(6) Monthly payments were initially interest-only. Beginning on September 1, 2013, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(7) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of December 31, 2013, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(8) Portfolio Mortgage Loan #1 is secured by Plano Business Park, Horizon Tech Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center, I-81 Industrial Portfolio, Two Westlake Park, Torrey Reserve West and our leasehold interest in the Dallas Cowboys Distribution Center.
(9) The outstanding balance of this loan was repaid in December 2013 in connection with the maturity and repayment of the One Kendall Square First Mortgage Origination.
(10) On June 6, 2011, the Company entered into a four-year $32.6 million revolving credit loan. As of December 31, 2013, $16.3 million had been disbursed to the Company under the mortgage loan and $16.3 million remained available for future disbursements under the revolving loan facility, subject to certain conditions set forth in the loan agreement. The interest rate on the $16.3 million outstanding as of December 31, 2013 was calculated at a fixed rate of 3.54% per annum. The interest rate on the $16.3 million available for future disbursements as of December 31, 2013 would be calculated at a variable rate of 220 basis points over one-month LIBOR.
(11) Portfolio Mortgage Loan #2 is secured by the Tuscan Inn First Mortgage Origination, the Chase Tower First Mortgage Origination, the Pappas Commerce First Mortgage Origination and the Sheraton Charlotte Airport Hotel First Mortgage. Principal payments received as prepayments or upon the maturity of the underlying collateral are required to be remitted as principal repayments on Portfolio Mortgage Loan #2. Subsequent to December 31, 2013, the Company, through an indirect wholly owned subsidiary, entered into early payoff agreements with the borrowers under the Tuscan Inn First Mortgage Origination and Chase Tower First Mortgage Origination and these loans were released as security for Portfolio Mortgage Loan #2. See Note 13, “Subsequent Events — Payoff of the Tuscan Inn First Mortgage Origination” and “Subsequent Events — Payoff of the Chase Tower First Mortgage Origination.”
(12) On March 6, 2013, the Company entered into a three-year senior secured credit facility for borrowings of up to $235.0 million, of which $141.0 million is non-revolving debt and $94.0 million is revolving debt. As of December 31, 2013, the principal balance consisted of the $141.0 million non-revolving portion. The revolving portion of $94.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Portfolio Mortgage Loan #3 is secured by 100 & 200 Campus Drive Buildings, Metropolitan Center and Willow Oaks Corporate Center.
(13) Monthly payments are initially interest-only. Beginning on May 1, 2017, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

As of December 31, 2013 and 2012, the Company’s deferred financing costs were $7.8 million and $7.0 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the years ended December 31, 2013, 2012 and 2011, the Company incurred $65.7 million, $58.4 million and $50.3 million of interest expense, respectively. As of December 31, 2013 and 2012, $4.5 million and $4.3 million, respectively, of interest expense were payable. Included in interest expense for the years ended December 31, 2013, 2012 and 2011 were $3.3 million, $3.2 million and $2.8 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $10.4 million, $9.2 million and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in interest expense for the year ended December 31, 2013 was $3.7 million of prepayment fees related to the pay-off of the 300-600 Campus Drive Mortgage Loan.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2013 (in thousands):

2014	$5,985
2015	614,396
2016	655,972
2017	106,781
2018	2,750
Thereafter	135,469
$1,521,353
Certain of the Company’s notes payable contain financial debt covenants. As of December 31, 2013, the Company was in compliance with these debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps designated as cash flow hedges as of December 31, 2013 and 2012. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2013		December 31, 2012			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2013
Interest Rate Swaps	16	$842,150	18	$654,150	One-month LIBOR/ Fixed at 0.50% - 2.39%	1.36%	1.7

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2013 and 2012 (dollars in thousands):

		Number of Instruments	Fair Value as of December 31,
Derivative Instruments	Balance Sheet Location		2013	2012
Interest Rate Swaps	Deferred financing costs, prepaid expenses and other assets, at fair value	2	$225	$—
Interest Rate Swaps	Other liabilities, at fair value	14	$(10,260)	$(17,129)
The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) and as other comprehensive income in the accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized gains (losses) of $6.0 million, $0.3 million and $(15.3) million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the years ended December 31, 2013, 2012 and 2011, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $10.4 million, $9.2 million and $8.2 million of interest expense related to the effective portion of cash flow hedges during the years ended December 31, 2013, 2012 and 2011, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the years ended December 31, 2013, 2012 and 2011, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense totaled $7.7 million as of December 31, 2013 and was included in accumulated other comprehensive income (loss).
In conjunction with the refinancing of Portfolio Mortgage Loan #3 on March 6, 2013, the Company terminated its swap agreements with respect to eight swaps and paid an aggregate breakage fee of $1.1 million. Because it remains probable that the original hedged forecasted transactions (i.e., LIBOR-based debt service payments) will occur, the loss related to the termination of these swap agreements is included in accumulated other comprehensive income (loss) and will be reclassified into earnings over the period of the original forecasted hedged transaction. During the year ended December 31, 2013, the Company reclassified $0.9 million of the loss related to the termination of swap agreements into earnings as an increase to interest expense.

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
December 31, 2013

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
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of December 31, 2013 and 2012, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$184,900	$184,828	$190,485	$380,542	$348,846	$390,145
Financial liabilities:
Notes payable	$1,521,353	$1,521,353	$1,526,075	$1,334,514	$1,334,514	$1,341,363
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

During the year ended December 31, 2013, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$225	$—	$225	$—
Liability derivatives	$(10,260)	$—	$(10,260)	$—

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into the AIP Reimbursement Agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the years ended December 31, 2013, 2012 and 2011, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2013, 2012 and 2011, respectively, and any related amounts payable as of December 31, 2013 and 2012 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2013	2012	2011	2013	2012
Expensed
Asset management fees (1)	$23,524	$22,316	$20,127	$—	$—
Reimbursement of operating expenses (2)	168	271	55	—	168
Acquisition fees	1,797	—	4,808	—	—
Disposition fees (3)	1,143	968	—	—	—
Additional Paid-in Capital
Selling commissions	—	—	5,748	—	—
Dealer manager fees	—	—	3,116	—	—
Reimbursable other offering costs	—	—	283	—	—
Capitalized
Origination fees	—	608	145	—	—
Disposition fees (3)	—	—	450	—	—
	$26,632	$24,163	$34,732	$—	$168
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $41,000 and $83,000 for the years ended December 31, 2012 and 2011, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $145,000, $103,000 and $55,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and were the only employee costs reimbursed under the Advisory Agreement through December 31, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.  Disposition fees with respect to real estate loans receivable sold are included in the gain on payoff or sale of real estate loan receivable in the accompanying consolidated statements of operations.
On June 27, 2012, the Company, through an indirect wholly owned subsidiary, entered into a discounted payoff agreement with 4370 La Jolla Village LLC (the “Borrower”), a wholly owned subsidiary of the Irvine Company, for the payoff of the Northern Trust Notes for approximately $85.8 million, less closing costs of $0.9 million, resulting in a net gain on early payoff of $14.9 million during the year ended December 31, 2012.  The aggregate purchase price of the Northern Trust Notes was $60.1 million, including closing costs. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman and owner of the Irvine Company.  The Company’s conflicts committee, composed of all of the Company’s independent directors, approved the purchase and payoff of the Northern Trust Notes.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

10.	SEGMENT INFORMATION
The Company presently operates in two reportable business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in office, office/flex and industrial properties. Under the real estate-related segment, the Company has invested in or originated mortgage loans and an A-Note. All revenues earned from the Company’s two reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following tables summarize total revenues and NOI for each reportable segment for the years ended December 31, 2013, 2012 and 2011 and total assets and total liabilities for each reportable segment as of December 31, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Real estate segment (1)	$330,195	$310,993	$282,689
Real estate-related segment	30,439	37,144	36,476
Total segment revenues	$360,634	$348,137	$319,165

Interest Expense:
Real estate segment (1)	$60,754	$53,124	$47,929
Real estate-related segment	4,421	4,601	1,496
Total segment interest expense	65,175	57,725	49,425
Corporate-level	512	698	898
Total interest expense	$65,687	$58,423	$50,323

NOI:
Real estate segment (1)	$131,422	$131,155	$121,719
Real estate-related segment	23,930	30,150	32,678
Total NOI	$155,352	$161,305	$154,397

	As of December 31,
	2013	2012
Assets:
Real estate segment	$2,622,380	$2,441,112
Real estate-related segment	229,457	352,377
Total segment assets	2,851,837	2,793,489
Corporate-level (2)	102,463	28,461
Total assets	$2,954,300	$2,821,950
Liabilities:
Real estate segment	$1,527,057	$1,293,854
Real estate-related segment	75,820	121,332
Total segment liabilities	1,602,877	1,415,186
Corporate-level (3)	11,379	11,307
Total liabilities	$1,614,256	$1,426,493
_____________________
(1) Amounts do not include real estate held for sale and discontinued operations.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $102.2 million and $28.2 million as of December 31, 2013 and 2012, respectively.
(3) As of December 31, 2013 and 2012, corporate-level liabilities consisted primarily of distributions payable.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following table reconciles the Company’s net income to its NOI for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income	$55,779	$48,374	$21,793
Other interest income	(46)	(28)	(104)
Gain on payoff or sale of real estate loan receivable	(29,073)	(14,884)	—
Real estate acquisition fees to affiliates	1,797	—	4,808
Real estate acquisition fees and expenses	623	—	3,974
General and administrative expenses	4,982	4,624	5,061
Depreciation and amortization	120,778	124,933	118,014
Corporate-level interest expense	512	698	898
Total income from discontinued operations	—	(2,412)	(47)
NOI	$155,352	$161,305	$154,397

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$86,887	93,212	92,246	88,289
Net income	6,432	9,432	5,590	34,325
Net income per common share, basic and diluted	0.03	0.05	0.03	0.18
Distributions declared per common share (1)	0.214	0.162	0.164	0.164

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$89,258	89,076	86,350	83,453
Net income	10,463	26,985	7,149	3,777
Net income per common share, basic and diluted	0.05	0.14	0.04	0.02
Distributions declared per common share (1)	0.160	0.162	0.164	0.164
____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day during the respective period from January 1, 2012 through December 31, 2013. Each day during the period from January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2013 was a record date for distributions. Distributions were calculated at a rate of $0.00178082 per share per day. In addition, on January 16, 2013, the Company’s board of directors declared a one-time distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2013.
Legal Matters
From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 2, 2014, the Company paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2013 through December 31, 2013. On February 3, 2014, the Company paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2014 through January 31, 2014. On March 3, 2014, the Company paid distributions of $9.6 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2014 through February 28, 2014.
Distributions Declared
On January 23, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from March 1, 2014 through March 31, 2014, which the Company expects to pay in April 2014. On March 5, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2014 through April 30, 2014, which the Company expects to pay in May 2014, and distributions based on daily record dates for the period from May 1, 2014 through May 31, 2014, which the Company expects to pay in June 2014. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in the Company’s now terminated primary initial public offering or a 6.3% annualized rate based on the Company’s December 18, 2013 estimated value per share of $10.29.
Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Payoff of the Tuscan Inn First Mortgage Origination
On January 21, 2010, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $20.2 million (the “Tuscan Inn First Mortgage Origination”) to fund the acquisition of a four-story, 221-room hotel located in San Francisco.  On February 7, 2014, the Company, through an indirect wholly owned subsidiary, entered into an early payoff agreement with the borrower of the Tuscan Inn First Mortgage Origination, pursuant to which the borrower of the Tuscan Inn First Mortgage Origination paid off the entire principal balance outstanding and accrued interest in the amount of $20.2 million.  The Tuscan Inn First Mortgage Origination had an original maturity date of January 21, 2015 and bore interest at a fixed rate of 8.3%.
Payoff of the Chase Tower First Mortgage Origination
On January 25, 2010, the Company, through an indirect wholly owned subsidiary, originated a first mortgage loan in the amount of $59.2 million (the “Chase Tower First Mortgage Origination”) to fund the acquisition of a 22-story Class A office tower located in Austin, Texas.  On February 14, 2014, the Company, through an indirect wholly owned subsidiary, entered into an early payoff agreement with the borrower of the Chase Tower First Mortgage Origination, pursuant to which the borrower of the Chase Tower Mortgage Origination paid off the entire principal balance outstanding and accrued interest in the amount of $58.9 million, excluding a yield maintenance premium of $4.9 million.  The Chase Tower Mortgage Origination had an original maturity date of February 1, 2015 and bore interest at a fixed rate of 8.4%.
Redemptions Subsequent to December 31, 2013
During the period from January 1, 2014 through February 28, 2014, the Company redeemed 1,589,239 shares sold in the Offering pursuant to the share redemption program for $16.3 million, which represented all redemption requests received in good order and eligible for redemption during this period.  Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2013, the Company has $54.3 million available for all eligible redemptions for the remainder of 2014, subject to the limitations described in the program, including the monthly limitation for ordinary redemptions.  Pursuant to the October 16, 2013 increase in funding under the program pursuant to the Seventh Amended Share Redemption Program, once the Company redeemed $3.0 million of shares in the aggregate in any month (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence), then an additional $20.0 million of funds in the aggregate was available for the redemption of shares on redemption dates commencing with the November 29, 2013 redemption date (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence) until such $20.0 million of funds was exhausted.  As of February 28, 2014, the Company had exhausted all $20.0 million of these funds.  Also see “─Authorization of Additional Funds for Share Redemption Program” below.
Authorization of Additional Funds for Share Redemption Program
On March 7, 2014, the Company’s board of directors approved additional funding for the redemption of shares pursuant to the Seventh Amended Share Redemption Program. Once the Company has redeemed $3.0 million of shares in the aggregate in any month (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence), then an additional $30.0 million of funds in the aggregate shall be available for the redemption of shares on redemption dates commencing with the March 31, 2014 redemption date (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence) until such $30.0 million of funds is exhausted; provided that, in no event may the Company redeem, during any calendar year, more shares than the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under its dividend reinvestment plan during the prior calendar year. The other limitations of the Seventh Amended Share Redemption Program are in full force and effect, including that during any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Mountain View Corporate Center	Basking Ridge, NJ	100%	$12,093	$3,600	$27,138	$30,738	$(725)	$3,600	$26,413	$30,013	$(6,566)	2001	07/30/2008
100 & 200 Campus Drive Buildings	Florham Park, NJ	100%	55,996	10,700	188,509	199,209	(975)	10,700	187,534	198,234	(34,840)	1988/1989	09/09/2008
300-600 Campus Drive Buildings	Florham Park, NJ	100%	78,000	9,717	185,445	195,162	(886)	9,717	184,559	194,276	(38,289)	1997/1999	10/10/2008
350 E. Plumeria Building	San Jose, CA	100%	16,510	11,290	24,819	36,109	7	11,290	24,826	36,116	(5,658)	1984/2008	12/18/2008
Willow Oaks Corporate Center	Fairfax, VA	100%	45,347	25,300	87,802	113,102	(9,293)	25,300	78,509	103,809	(19,449)	1986/1989/2003	08/26/2009
Pierre Laclede Center	Clayton, MO	100%	46,490	15,200	61,507	76,707	2,448	15,200	63,955	79,155	(14,502)	1964/1970	02/04/2010
One Main Place	Portland, OR	100%	29,907	7,200	47,643	54,843	(2,122)	7,200	45,521	52,721	(10,621)	1980	02/05/2010
Plano Business Park	Plano, TX	100%	9,317	3,050	13,648	16,698	(255)	3,050	13,393	16,443	(2,987)	2001	03/15/2010
Crescent VIII	Greenwood Village, CO	100%	7,153	2,300	9,552	11,852	191	2,300	9,743	12,043	(3,018)	1996	05/26/2010
Horizon Tech Center	San Diego, CA	100%	22,530	7,900	29,237	37,137	—	7,900	29,237	37,137	(7,932)	2009	06/17/2010
Dallas Cowboys Distribution Center (4)	Irving, TX	100%	10,702	—	18,513	18,513	(2)	—	18,511	18,511	(2,483)	2010	07/08/2010
300 N. LaSalle Building	Chicago, IL	100%	348,061	41,200	574,340	615,540	3,374	41,200	577,714	618,914	(67,772)	2009	07/29/2010
Torrey Reserve West	San Diego, CA	100%	15,270	5,300	19,437	24,737	10	5,300	19,447	24,747	(5,188)	2000	09/09/2010
Union Bank Plaza	Los Angeles, CA	100%	105,000	24,000	190,232	214,232	110	24,000	190,342	214,342	(25,473)	1967	09/15/2010
Emerald View at Vista Center	West Palm Beach, FL	100%	19,800	5,300	28,455	33,755	(2,105)	5,300	26,350	31,650	(4,191)	2007	12/09/2010
Granite Tower	Denver, CO	100%	82,259	8,850	141,438	150,288	3,166	8,850	144,604	153,454	(18,990)	1983	12/16/2010
National City Tower	Louisville, KY	100%	68,876	6,700	108,864	115,564	3	6,700	108,867	115,567	(18,714)	1972	12/17/2010
Gateway Corporate Center	Sacramento, CA	100%	26,230	6,380	38,946	45,326	(338)	6,380	38,608	44,988	(6,328)	2008/2009	01/26/2011
601 Tower at Carlson Center	Minnetonka, MN	100%	16,320	4,350	49,627	53,977	(1,804)	4,350	47,823	52,173	(6,805)	1989	02/03/2011
I-81 Industrial Portfolio	Various, PA	100%	50,994	7,250	75,475	82,725	(411)	7,250	75,064	82,314	(11,846)	2007/2008	02/16/2011
Two Westlake Park	Houston, TX	100%	48,213	7,000	77,881	84,881	4,216	7,000	82,097	89,097	(9,702)	1982	02/25/2011
CityPlace Tower	West Palm Beach, FL	100%	71,000	17,460	106,539	123,999	1,943	17,460	108,482	125,942	(13,281)	2008	04/06/2011
Fountainhead Plaza	Tempe, AZ	100%	80,000	12,300	123,700	136,000	45	12,300	123,745	136,045	(12,574)	2011	09/13/2011
Metropolitan Center	East Rutherford, NJ	100%	39,657	22,850	75,232	98,082	1,385	22,850	76,617	99,467	(9,284)	1986	12/16/2011
Corporate Technology Centre	San Jose, CA	100%	140,000	71,160	159,712	230,872	52	71,160	159,764	230,924	(6,329)	1999/2001	3/28/2013
		TOTAL	$1,445,725	$336,357	$2,463,691	$2,800,048	$(1,966)	$336,357	$2,461,725	$2,798,082	$(362,822)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2013
(dollar amounts in thousands)

____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $2.9 billion as of December 31, 2013.
(4) The Company acquired the rights to a ground lease with respect to this property. The ground lease expires in February 2050.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(in thousands)

	2013	2012	2011
Real Estate:
Balance at the beginning of the year	$2,562,193	$2,590,243	$1,953,876
Acquisitions	230,872	—	624,990
Improvements	30,607	18,123	25,291
Write-off of fully depreciated and fully amortized assets	(25,590)	(35,806)	(13,914)
Sale	—	(10,367)	—
Balance at the end of the year	$2,798,082	$2,562,193	$2,590,243

Accumulated depreciation and amortization:
Balance at the beginning of the year	$270,538	$183,855	$80,473
Depreciation and amortization expense	117,874	123,426	117,296
Write-off of fully depreciated and fully amortized assets	(25,590)	(35,806)	(13,914)
Sale	—	(937)	—
Balance at the end of the year	$362,822	$270,538	$183,855

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 7, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 7, 2014
Charles J. Schreiber, Jr.
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 7, 2014
David E. Snyder
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 7, 2014
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 7, 2014
Stacie K. Yamane
/s/ HANK ADLER	Director	March 7, 2014
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 7, 2014
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 7, 2014
Stuart A. Gabriel, Ph.D.