Form 10-Q
period 2014-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2014-05-12
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐  No  ☒
As of May 6, 2014, there were 191,541,986 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Real estate:
Land	$224,547	$224,547
Buildings and improvements	1,228,307	1,226,640
Tenant origination and absorption costs	155,637	160,290
Total real estate held for investment, cost	1,608,491	1,611,477
Less accumulated depreciation and amortization	(241,918)	(231,369)
Total real estate held for investment, net	1,366,573	1,380,108
Real estate held for sale, net	1,044,655	1,055,152
Total real estate, net	2,411,228	2,435,260
Real estate loans receivable, net	105,896	184,828
Total real estate and real estate-related investments, net	2,517,124	2,620,088
Cash and cash equivalents	177,011	175,042
Rents and other receivables, net	40,628	39,926
Above-market leases, net	18,403	19,951
Assets related to real estate held for sale	76,110	75,046
Deferred financing costs, prepaid expenses and other assets	32,373	24,247
Total assets	$2,861,649	$2,954,300
Liabilities and stockholders’ equity
Notes payable:
Notes payable	$828,478	$885,990
Notes payable related to real estate held for sale	633,890	635,363
Total notes payable	1,462,368	1,521,353
Accounts payable and accrued liabilities	24,594	24,597
Distributions payable	10,613	10,649
Below-market leases, net	16,431	17,946
Liabilities related to real estate held for sale	4,683	5,037
Other liabilities	35,480	34,674
Total liabilities	1,554,169	1,614,256
Commitments and contingencies (Note 12)
Redeemable common stock	56,265	70,562
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 190,944,685 and 192,269,969 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,909	1,923
Additional paid-in capital	1,647,227	1,647,214
Cumulative distributions in excess of net income	(389,766)	(369,342)
Accumulated other comprehensive loss	(8,155)	(10,313)
Total stockholders’ equity	1,251,215	1,269,482
Total liabilities and stockholders’ equity	$2,861,649	$2,954,300
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$65,215	$61,725
Tenant reimbursements	16,669	14,302
Interest income from real estate loans receivable	7,964	8,262
Other operating income	2,607	2,598
Total revenues	92,455	86,887
Expenses:
Operating, maintenance, and management	18,196	16,167
Real estate taxes and insurance	12,319	10,886
Asset management fees to affiliate	5,704	5,491
Real estate acquisition fees to affiliates	—	1,797
Real estate acquisition fees and expenses	—	616
General and administrative expenses	1,288	1,115
Depreciation and amortization	28,843	29,094
Interest expense	14,635	15,293
Impairment charge on real estate held for sale	1,075	—
Total expenses	82,060	80,459
Other income:
Other interest income	33	4
Total other income	33	4
Net income	$10,428	$6,432
Net income per common share, basic and diluted	$0.05	$0.03
Weighted-average number of common shares outstanding, basic and diluted	192,542,712	191,305,215
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$10,428	$6,432
Other comprehensive income:
Unrealized gains on derivative instruments	1,087	1,305
Reclassification of unrealized losses due to hedge ineffectiveness	914	—
Reclassification of realized losses on derivative instruments	157	80
Total other comprehensive income	2,158	1,385
Total comprehensive income	$12,586	$7,817
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2013 and the Three Months Ended March 31, 2014 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	190,274,167	$1,903	$1,633,994	$(289,737)	$(17,129)	$1,329,031
Net income	—	—	—	55,779	—	55,779
Other comprehensive income	—	—	—	—	6,816	6,816
Issuance of common stock	7,214,805	72	70,490	—	—	70,562
Redemptions of common stock	(5,219,003)	(52)	(53,116)	—	—	(53,168)
Transfers to redeemable common stock	—	—	(4,135)	—	—	(4,135)
Distributions declared	—	—	—	(135,384)	—	(135,384)
Other offering costs	—	—	(19)	—	—	(19)
Balance, December 31, 2013	192,269,969	$1,923	$1,647,214	$(369,342)	$(10,313)	$1,269,482
Net income	—	—	—	10,428	—	10,428
Other comprehensive income	—	—	—	—	2,158	2,158
Issuance of common stock	1,642,328	16	16,045	—	—	16,061
Redemptions of common stock	(2,967,612)	(30)	(30,328)	—	—	(30,358)
Transfers from redeemable common stock	—	—	14,296	—	—	14,296
Distributions declared	—	—	—	(30,852)	—	(30,852)
Balance, March 31, 2014	190,944,685	$1,909	$1,647,227	$(389,766)	$(8,155)	$1,251,215
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$10,428	$6,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,843	29,094
Impairment charge on real estate	1,075	—
Noncash interest income on real estate-related investments	(115)	(1,168)
Deferred rent	(2,669)	(3,563)
Bad debt expense	335	241
Amortization of above- and below-market leases, net	506	496
Amortization of deferred financing costs	818	791
Reclassification of realized losses on derivative instruments	157	80
Unrealized losses due to hedge ineffectiveness	807	—
Change in fair value of contingent consideration	—	(10)
Changes in operating assets and liabilities:
Rents and other receivables	(1,646)	(1,582)
Prepaid expenses and other assets	(8,745)	(8,732)
Accounts payable and accrued liabilities	(432)	465
Other liabilities	2,038	1,043
Net cash provided by operating activities	31,400	23,587
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(238,952)
Improvements to real estate	(4,296)	(2,778)
Investments in real estate loans receivable	—	(716)
Principal repayments on real estate loans receivable	32	474
Proceeds from the early payoff of real estate loans receivable	79,015	—
Net cash provided by (used in) investing activities	74,751	(241,972)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	328,000
Principal payments on notes payable	(58,985)	(81,000)
Payments of deferred financing costs	(11)	(1,783)
Return of contingent consideration related to acquisition of real estate	—	134
Payments to redeem common stock	(30,358)	(10,527)
Payments of other offering costs	—	(6)
Distributions paid to common stockholders	(14,828)	(19,408)
Net cash (used in) provided by financing activities	(104,182)	215,410
Net increase (decrease) in cash and cash equivalents	1,969	(2,975)
Cash and cash equivalents, beginning of period	175,042	48,390
Cash and cash equivalents, end of period	$177,011	$45,415
Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,404	$14,450
Supplemental Disclosure of Noncash Transactions:
(Decrease) increase in distributions payable	$(36)	$64
Increase in redeemable common stock payable	$—	$6,524
Increase in accrued improvements to real estate	$688	$1,919
Increase in lease commissions payable	$1,131	$53
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$16,061	$21,537
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of March 31, 2014, the Company owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and three real estate loans receivable. As of March 31, 2014, eight of the Company’s real estate properties and its leasehold interest in an industrial property were classified as held for sale.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. As of March 31, 2014, the Company had sold 29,796,824 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $287.4 million. Also as of March 31, 2014, the Company had redeemed 21,553,772 shares sold in the Offering for $215.2 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  As of March 31, 2014, the Company had classified seven office properties, one industrial property and a leasehold interest in one industrial property as held for sale.  As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2014 and 2013, respectively.
Distributions declared per common share were $0.160 and $0.214 for the three months ended March 31, 2014 and 2013, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2014 and 2013, respectively. For each day that was a record date for distributions during the three months ended March 31, 2014 and 2013, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2014 through March 31, 2014 and January 1, 2013 through March 31, 2013 was a record date for distributions. Additionally, the Company’s board of directors declared a distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be presented, on the consolidated statements of operations, below income from continuing operations and income from discontinued operations.

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2014, the Company’s portfolio of real estate held for investment was composed of 13 office properties, one office/flex property, a portfolio of four industrial properties and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 7.7 million rentable square feet. For a discussion on the Company’s real estate properties held for sale, see Note 6, “Real Estate Held for Sale.” As of March 31, 2014, the Company’s real estate portfolio was 93% occupied. The following table summarizes the Company’s real estate portfolio held for investment as of March 31, 2014 and December 31, 2013 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of March 31, 2014:
Office	$217,297	$1,165,652	$143,227	$1,526,176
Industrial	7,250	62,655	12,410	82,315
Total real estate, cost	$224,547	$1,228,307	$155,637	$1,608,491
Accumulated depreciation and amortization	—	(160,239)	(81,679)	(241,918)
Total real estate held for investment, net	$224,547	$1,068,068	$73,958	$1,366,573
As of December 31, 2013:
Office	$217,297	$1,163,985	$147,880	$1,529,162
Industrial	7,250	62,655	12,410	82,315
Total real estate, cost	$224,547	$1,226,640	$160,290	$1,611,477
Accumulated depreciation and amortization	—	(151,191)	(80,178)	(231,369)
Total real estate held for investment, net	$224,547	$1,075,449	$80,112	$1,380,108

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2014, the leases had remaining terms, excluding options to extend, of up to 11.4 years with a weighted-average remaining term of 3.9 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.3 million and $3.3 million as of March 31, 2014 and December 31, 2013, respectively.
During the three months ended March 31, 2014 and 2013, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $2.7 million and $3.6 million, respectively. As of March 31, 2014 and December 31, 2013, the cumulative deferred rent balance was $36.9 million and $35.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.4 million and $3.3 million of unamortized lease incentives as of March 31, 2014 and December 31, 2013, respectively.
As of March 31, 2014, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

April 1, 2014 through December 31, 2014	$115,254
2015	143,314
2016	130,185
2017	112,036
2018	87,265
Thereafter	210,167
$798,221
As of March 31, 2014, the Company had over 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	41	$32,921	20.4%
Computer System Design & Programming	17	31,247	19.3%
Legal Services	50	18,454	11.4%
		$82,622	51.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three months ended March 31, 2014 and 2013, the Company recorded bad debt expense of $0.3 million and $0.2 million, respectively. As of March 31, 2014, the Company had a bad debt expense reserve of approximately $0.4 million, which represents less than 1% of its annualized base rent.
As of March 31, 2014, there were no leases that accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of March 31, 2014, the Company’s net investments in real estate in California and New Jersey represented 18.3% and 11.1% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders. Additionally, as of March 31, 2014, the Company owned one office property held for sale located in Chicago, Illinois which represented approximately 19.1% of the Company’s total assets and 19.5% of the Company’s total revenues. See Note 6, “Real Estate Held for Sale.”

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of March 31, 2014 and December 31, 2013, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Cost	$155,637	$160,290	$33,103	$34,267	$(38,347)	$(39,513)
Accumulated Amortization	(81,679)	(80,178)	(14,700)	(14,316)	21,916	21,567
Net Amount	$73,958	$80,112	$18,403	$19,951	$(16,431)	$(17,946)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Amortization	$(9,066)	$(10,172)	$(2,375)	$(2,192)	$1,869	$1,696

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of March 31, 2014 and December 31, 2013, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2014 (1)	Book Value as of March 31, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Pappas Commerce First Mortgage Origination (5)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	$32,673	$32,673	$32,673	(5)	9.6%	07/01/2014
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	14,430	14,444	14,477	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage
Reston, Virginia	01/17/2012	Office	Mortgage	58,750	58,779	58,781	7.5%	7.6%	02/01/2017
Tuscan Inn First Mortgage Origination (6)
San Francisco, California	01/21/2010	Hotel	Mortgage	—	—	20,077	(6)	(6)	(6)
Chase Tower First Mortgage Origination (7)
Austin, Texas	01/25/2010	Office	Mortgage	—	—	58,820	(7)	(7)	(7)
				$105,853	$105,896	$184,828
_____________________
(1) Outstanding principal balance as of March 31, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2014, using the interest method, annualized and divided by the average amortized cost basis of the investment. The contractual interest rates and annualized effective interest rates presented are as of March 31, 2014.
(4) Maturity dates are as of March 31, 2014; subject to certain conditions, the maturity dates of certain real estate loans receivable may be extended beyond the maturity date shown.
(5) As of March 31, 2014, $31.9 million had been disbursed under the Pappas Commerce First Mortgage. Interest on the loan is calculated at a fixed rate of 9.5%. Outstanding principal balance also includes a protective advance of $0.8 million made on June 22, 2011 to cover property taxes and to fund the tax and insurance reserve account. Interest on the protective advance is calculated at a fixed rate of 14.5%.
(6) On February 7, 2014, the Company, through an indirect wholly owned subsidiary, entered into an early payoff agreement with the borrower of the Tuscan Inn First Mortgage Origination, pursuant to which the borrower of the Tuscan Inn First Mortgage Origination paid off the entire principal balance outstanding and accrued interest in the amount of $20.2 million.
(7) On February 14, 2014, the Company, through an indirect wholly owned subsidiary, entered into an early payoff agreement with the borrower of the Chase Tower First Mortgage Origination, pursuant to which the borrower of the Chase Tower Mortgage Origination paid off the entire principal balance outstanding and accrued interest in the amount of $58.9 million. Additionally, the borrower paid a yield maintenance premium of $4.9 million in accordance with the early payoff agreement, which was recorded in interest income from real estate loans receivable.
The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2014 (in thousands):

Real estate loans receivable - December 31, 2013	$184,828
Principal repayments received on real estate loans receivable	(32)
Payoff of the Tuscan Inn First Mortgage Origination	(20,200)
Payoff of the Chase Tower First Mortgage Origination	(58,815)
Amortization of closing costs and origination fees on real estate loans receivable	115
Real estate loans receivable - March 31, 2014	$105,896

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

For the three months ended March 31, 2014 and 2013, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Contractual interest income	$2,932	$7,094
Prepayment fee received on real estate loan receivable	4,917	—
Accretion of purchase discounts	—	1,301
Amortization of closing costs and origination fees	115	(133)
Interest income from real estate loans receivable	$7,964	$8,262
As of March 31, 2014 and December 31, 2013, interest receivable from real estate loans receivable was $0.7 million and $1.3 million, respectively, and was included in rents and other receivables.

6.	REAL ESTATE HELD FOR SALE
During the three months ended March 31, 2014, the Company classified seven office properties, one industrial property and a leasehold interest in one industrial property with an aggregate net book value of $1.0 billion as held for sale. In accordance with the Company’s early adoption of ASU No. 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. For more information, see Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards Update.”
The following table summarizes certain revenue and expenses from the Company’s real estate held for sale for the three months ended March 31, 2014 and 2013 (in thousands), which were included in continuing operations:

	Three Months Ended March 31,
	2014	2013
Revenues
Rental income	$24,876	$24,673
Tenant reimbursements	11,254	10,585
Other operating income	552	554
Expenses
Operating, maintenance, and management	7,278	6,390
Real estate taxes and insurance	6,382	6,006
Asset management fees to affiliate	2,315	2,293
General and administrative expenses	35	(7)
Depreciation and amortization	9,973	11,348
Interest expense	7,001	6,477
Impairment charge on real estate	1,075	—
During the three months ended March 31, 2014, the Company recorded an impairment charge of $1.1 million related to a real estate property held for sale. The impairment charge represents the difference between the carrying value of the real estate and the fair value of the real estate (based on a purchase and sale agreement into which the Company had entered) less costs to sell.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The following summary presents the major components of assets and liabilities related to real estate held for sale as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charge	$1,185,375	$1,186,606
Accumulated depreciation and amortization	(140,720)	(131,454)
Real estate held for sale, net	1,044,655	1,055,152
Other assets	76,110	75,046
Total assets related to real estate held for sale	$1,120,765	$1,130,198
Liabilities related to real estate held for sale
Notes payable	633,890	635,363
Other liabilities	4,683	5,037
Total liabilities related to real estate held for sale	$638,573	$640,400
As of March 31, 2014, the following property held for sale represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building	Chicago, IL	1,302,901	$546,168	19.1%	$45,359	$35.02	99.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

7.	NOTES PAYABLE
As of March 31, 2014 and December 31, 2013, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Principal as of March 31, 2014	Principal as of December 31, 2013	Contractual Interest Rate as of March 31, 2014(1)	Effective Interest Rate as of March 31, 2014 (1)	Payment Type	Maturity Date (2)
Portfolio Revolving Loan Facility (3)	$105,000	$105,000	One-month LIBOR + 1.80% (3)	3.5%	Interest Only	06/21/2017
300 N. LaSalle Building Mortgage Loan (4)	346,589	348,061	4.25%	4.3%	(4)	08/01/2015
Union Bank Plaza Mortgage Loan (5)	105,000	105,000	One-month LIBOR + 1.75%	3.5%	Interest Only	09/15/2015
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Mortgage Loan #1 (6)	341,544	341,544	One-month LIBOR + 2.15%	3.7%	Interest Only	01/27/2016
601 Tower Mortgage Loan (7)	16,320	16,320	(7)	3.5%	Interest Only	06/03/2015
CityPlace Tower Mortgage Loan	71,000	71,000	3.59%	3.6%	Interest Only	08/01/2015
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Portfolio Mortgage Loan #2 (8)	18,115	75,628	One-month LIBOR + 2.75%	3.0%	Interest Only	01/01/2016
Portfolio Mortgage Loan #3 (9)	141,000	141,000	One-month LIBOR + 1.75% - 1.85%	2.3%	Interest Only	03/01/2016
Corporate Technology Centre Mortgage Loan (10)	140,000	140,000	3.50%	3.5%	(10)	04/01/2020
300-600 Campus Drive Revolving Loan (11)	78,000	78,000	One-month LIBOR + 2.05% (11)	2.9%	Interest Only	08/01/2016
	$1,462,368	$1,521,353
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2014. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of March 31, 2014, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2014; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On April 30, 2010, the Company entered into a four-year revolving loan facility for an amount up to $100.0 million. On June 21, 2013, the Portfolio Revolving Loan Facility was amended and restated to increase the borrowing capacity from $100.0 million to $145.0 million and to extend the maturity date to June 21, 2017. The Amended and Restated Portfolio Revolving Loan Facility is secured by Mountain View Corporate Center, 350 E. Plumeria Building, Pierre Laclede Center and One Main Place. As of March 31, 2014, the $105.0 million non‑revolving portion had been funded, and the $40.0 million revolving portion remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(4) Monthly payments were initially interest-only. Beginning on September 1, 2013, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(5) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of March 31, 2014, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(6) The Portfolio Mortgage Loan #1 is secured by Plano Business Park, Horizon Tech Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center, I-81 Industrial Portfolio, Two Westlake Park, Torrey Reserve West and the Company’s leasehold interest in the Dallas Cowboys Distribution Center.
(7) On June 6, 2011, the Company entered into a four-year $32.6 million revolving credit loan. As of March 31, 2014, $16.3 million had been disbursed to the Company under the mortgage loan and $16.3 million remained available for future disbursements under the revolving loan facility, subject to certain conditions set forth in the loan agreement. The interest rate on the $16.3 million outstanding as of March 31, 2014 was calculated at a fixed rate of 3.54% per annum. The interest rate on the $16.3 million available for future disbursements as of March 31, 2014 will be calculated at a variable rate of 220 basis points over one-month LIBOR.
(8) The Portfolio Mortgage Loan #2 is secured by the Pappas Commerce First Mortgage Origination and the Sheraton Charlotte Airport Hotel First Mortgage. Principal payments received as prepayments or upon the maturity of the underlying collateral are required to be remitted as principal repayments on the Portfolio Mortgage Loan #2.
(9) On March 6, 2013, the Company entered into a three-year senior secured credit facility for borrowings of up to $235.0 million, of which $141.0 million is non-revolving debt and $94.0 million is revolving debt. As of March 31, 2014, the principal balance consisted of the $141.0 million non-revolving portion. The revolving portion of $94.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Portfolio Mortgage Loan #3 is secured by the 100 & 200 Campus Drive Buildings, Metropolitan Center and Willow Oaks Corporate Center.
(10) Monthly payments are initially interest-only. Beginning on May 1, 2017, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(11) On July 10, 2013, the Company entered into a three-year senior secured credit facility for borrowings of up to $120.0 million, of which $95.0 million is non-revolving debt and $25.0 million is revolving debt. As of March 31, 2014, the principal balance consisted of $78.0 million of the non-revolving portion. The remaining non-revolving portion of $17.0 million and the revolving portion of $25.0 million remain available for future disbursements, subject to certain terms and conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

As of March 31, 2014 and December 31, 2013, the Company’s deferred financing costs were $5.0 million and $5.6 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2014 and 2013, the Company incurred $14.6 million and $15.3 million of interest expense, respectively. As of March 31, 2014 and December 31, 2013, $2.2 million and $2.5 million, respectively, of interest expense were payable. Included in interest expense for the three months ended March 31, 2014 and 2013 were $0.8 million and $0.8 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $2.3 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively. Included in interest expense for the three months ended March 31, 2014 was unrealized losses of $0.8 million as a result of hedge ineffectiveness.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2014 (in thousands):

April 1, 2014 through December 31, 2014	$4,512
2015	614,397
2016	598,459
2017	106,781
2018	2,750
Thereafter	135,469
$1,462,368
Certain of the Company’s notes payable contain financial debt covenants. As of March 31, 2014, the Company was in compliance with these debt covenants.

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
The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. All but one of the Company’s interest rate swaps are designated as cash flow hedges.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2014 and December 31, 2013. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2014		December 31, 2013			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2014
Interest Rate Swaps	13	$662,350	16	$842,150	One-month LIBOR/ Fixed at 0.50% - 2.39%	1.36%	1.9

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013 (dollars in thousands):

		March 31, 2014		December 31, 2013
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Deferred financing costs, prepaid expenses and other assets, at fair value	2	$186	2	$225
Interest Rate Swaps	Other liabilities, at fair value	11	$(9,027)	14	$(10,260)
The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) and as other comprehensive income in the accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized gains of $1.1 million and $1.3 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three months ended March 31, 2014 and 2013, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $2.3 million and $2.4 million of interest expense related to the effective portion of cash flow hedges during the three months ended March 31, 2014 and 2013, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the three months ended March 31, 2014, the Company recorded $0.8 million of unrealized swap losses as interest expense resulting from hedge ineffectiveness primarily due to the anticipated early repayment of debt in connection with asset sales and the Company dedesignating the hedge due to certain hedged forecasted transactions no longer being probable beyond the projected asset sale date. During the three months ended March 31, 2013, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense totaled $7.5 million as of March 31, 2014 and was included in accumulated other comprehensive income (loss).
In conjunction with the refinancing of the Portfolio Mortgage Loan #3 on March 6, 2013, the Company terminated the swap agreements with respect to eight swaps and paid an aggregate breakage fee of $1.1 million. Because it remains probable that the original hedged forecasted transactions (i.e., LIBOR-based debt service payments) will occur, the loss related to the termination of these swap agreements is included in accumulated other comprehensive income (loss) and will be reclassified into earnings over the period of the original forecasted hedged transaction. During the three months ended March 31, 2014 and 2013, the Company reclassified $0.2 million and $0.1 million of the loss related to the termination of swap agreements into earnings as an increase to interest expense, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

9.	FAIR VALUE DISCLOSURES
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
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of March 31, 2014 and December 31, 2013, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$105,853	$105,896	$106,504	$184,900	$184,828	$190,485
Financial liabilities:
Notes payable	$1,462,368	$1,462,368	$1,474,959	$1,521,353	$1,521,353	$1,526,075
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
During the three months ended March 31, 2014, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$186	$—	$186	$—
Liability derivatives	(9,027)	—	(9,027)	—
As of March 31, 2014, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate held for sale	$24,265	$—	$—	$24,265

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

As of March 31, 2014, one of the Company’s real estate properties held for sale was measured at estimated fair value as this property was impaired and the carrying value was adjusted to the property’s estimated fair value less costs to sell. The Company determined the fair value of the impaired real estate property held for sale based on the estimated sales price.  The estimated sales price was based on a purchase and sale agreement into which the Company had entered.

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
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the three months ended March 31, 2014 and 2013, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2014 and 2013, respectively, and any related amounts payable as of March 31, 2014 and December 31, 2013 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2014	2013	2014	2013
Expensed
Asset management fees	$5,704	$5,491	$—	$—
Reimbursement of operating expenses (1)	36	25	—	—
Acquisition fees	—	1,797	—	—
	$5,740	$7,313	$—	$—
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $36,000 and $25,000 for the three months ended March 31, 2014 and 2013, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2014 and 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

11.	SEGMENT INFORMATION
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2014 and 2013 and total assets and total liabilities for each reportable segment as of March 31, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Real estate segment (1)	$84,491	$78,625
Real estate-related segment	7,964	8,262
Total segment revenues	$92,455	$86,887

Interest Expense:
Real estate segment (1)	$14,229	$13,950
Real estate-related segment	406	1,131
Total segment interest expense	14,635	15,081
Corporate-level	—	212
Total interest expense	$14,635	$15,293

NOI:
Real estate segment (1)	$34,358	$32,678
Real estate-related segment	7,243	6,584
Total NOI	$41,601	$39,262

	As of March 31,	As of December 31,
	2014	2013
Assets:
Real estate segment	$1,482,087	$1,492,182
Real estate-related segment	107,236	229,457
Total segment assets	1,589,323	1,721,639
Real estate held for sale	1,120,765	1,130,198
Corporate-level (2)	151,561	102,463
Total assets	$2,861,649	$2,954,300
Liabilities:
Real estate segment	$886,176	$886,657
Real estate-related segment	18,199	75,820
Total segment liabilities	904,375	962,477
Real estate held for sale	638,573	640,400
Corporate-level (3)	11,221	11,379
Total liabilities	$1,554,169	$1,614,256
_____________________
(1) Amounts include properties held for sale. See Note 6, “Real Estate Held for Sale” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $150.9 million and $102.2 million as of March 31, 2014 and December 31, 2013, respectively.
(3) As of March 31, 2014 and December 31, 2013, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net income	$10,428	$6,432
Other interest income	(33)	(4)
Real estate acquisition fees to affiliates	—	1,797
Real estate acquisition fees and expenses	—	616
General and administrative expenses	1,288	1,115
Depreciation and amortization	28,843	29,094
Impairment charge on real estate	1,075	—
Corporate-level interest expense	—	212
NOI	$41,601	$39,262

12.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including: the disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event the Advisor is unable to provide any of these services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2014.
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
March 31, 2014
(unaudited)

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2014, the Company paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2014 through March 31, 2014. On May 1, 2014, the Company paid distributions of $10.2 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2014 through April 30, 2014.
Distributions Declared
On May 9, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2014 through June 30, 2014, which the Company expects to pay in July 2014, and distributions based on daily record dates for the period from July 1, 2014 through July 31, 2014, which the Company expects to pay in August 2014. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in the Company’s now terminated primary initial public offering or a 6.3% annualized rate based on the Company’s December 18, 2013 estimated value per share of $10.29.

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

•
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

•
We pay substantial fees to and expenses of our advisor and its affiliates. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.

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

•	Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to our stockholders.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

All forward-looking statements should be read in light of the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, each filed with the Securities and Exchange Commission (the “SEC”).
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
We own a diverse portfolio of real estate and real estate-related investments. As of March 31, 2014, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and three real estate loans receivable. As of March 31, 2014, eight of our real estate properties and our leasehold interest in an industrial property were classified as held for sale.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of March 31, 2014, we had sold 29,796,824 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $287.4 million. Also as of March 31, 2014, we had redeemed 21,553,772 shares sold in our offering for $215.2 million.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the sub-par recovery of the U.S. economy, and despite recent improvements regarding the pace of job growth, concerns persist regarding income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but smooth, but early estimates indicate that the second half of 2013 saw U.S. GDP increase by over 3%.
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
The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. The Federal Reserve has injected trillions of U.S. dollars into the global financial markets through the purchases of U.S. treasury bonds and mortgage backed securities. At this point in time, it is unclear what the final cost or impact of this program will be. In December 2013, the speculation as to the possible end of QE programs was ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. The tapering of these purchases led to increased volatility in the emerging markets which has, in turn, triggered a global repricing of financial assets that has impacted stocks, bonds (both corporate and sovereign) and currencies.
Despite cuts to federal government spending, U.S. GDP has continued to grow at moderate level. In the third quarter of 2013, U.S. GDP increased at an annual rate of 4.1% and the third estimate of fourth quarter 2013 reflects an annual rate increase in U.S. GDP of 2.6%. A combination of pent-up U.S. consumer demand and global demand for U.S. equipment, machinery and airplanes has contributed to the strong growth.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefited from an inflow of foreign capital. Gateway markets such as New York City and San Francisco continue to benefit from a strong bid for commercial properties. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to pre-recession levels, but the majority of U.S. housing markets still have not recaptured the equity lost as a result of the recent recession, which weighs on consumer confidence. Impediments to a continued recovery in this market include rising interest rates, more stringent underwriting standards for borrowers and a potential slowdown in demand by institutional investors. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury securities and mortgage backed securities, is slowly being scaled down. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to increases in the cost of future mortgage financing.
In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting potential negative impact on the global financial markets remains of concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Europe has benefited from the emerging markets investor exodus and the yields on almost all European sovereign debt have declined.
Europe’s gain has come at the cost of emerging market countries such as South Africa, Turkey and Argentina. Capital outflows destabilized local markets for most of 2013, as investors struggled with the implications of the end of QE programs.
The global rating agencies continue to be vigilant in their analysis of the health of the global financial markets. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past two years, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations. Beginning in late 2013, these credit issues shifted away from the European sovereign credits to Asia and to some emerging market nations, such as Turkey, Russia, South America, Brazil and Argentina.
Overall, despite indications of recovery both in the United States and abroad, uncertainties abound. China’s export-based economy slowed and Japan embarked upon a large scale QE program of its own in 2013. In the United States, the Federal Reserve announced the tapering of the current QE program which, when combined with the adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Investments
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates became more volatile as the capital markets reacted to the December 2013 announcement of the tapering of QE.

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
As of March 31, 2014, we had fixed-rate real estate loans receivable with an aggregate outstanding principal balance of $105.9 million and an aggregate carrying value (including origination and closing costs) of $105.9 million that mature between 2014 and 2018.
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
As of March 31, 2014, we had debt obligations in the aggregate principal amount of $1.5 billion, all of which have an initial maturity between 2015 and 2020. We have a total of $573.9 million of fixed rate notes payable and $888.5 million of variable rate notes payable. The interest rates on $662.4 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of March 31, 2014, we did not have any debt obligations scheduled to mature within 12 months of that date.
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
We ceased offering shares of common stock in our primary offering on December 31, 2010 and continue to offer shares under our dividend reinvestment plan. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from debt financing, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate properties and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of March 31, 2014, we had an aggregate of $175.3 million available for future disbursements under four credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2014, our real estate held for investment was 93% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of March 31, 2014, the borrowers under our real estate loans receivable were current on their debt service payments to us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended March 31, 2014, we classified seven office properties, one industrial property and a leasehold interest in one industrial property with an aggregate net book value of $1.0 billion as held for sale. If we sell a significant portion of these assets, we expect to make a special distribution to stockholders of a significant portion of the net proceeds from the sale, after payments of fees, expenses, the debt related to the assets and allowance for cash reserves. We expect that any special distribution will constitute a return of a portion of the stockholders’ invested capital for federal income tax purposes and will also reduce our estimated value per share. If we sell a significant portion of these assets, our cash flow from operations would decrease and we would adjust our distribution policy with respect to monthly distribution payments and our redemption policy.
For the three months ended March 31, 2014, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff of two of our real estate loans receivable and proceeds from our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the three months ended March 31, 2014 using current period cash flows from operations. We believe that our cash on hand, proceeds from our dividend reinvestment plan, cash flow from operations, availability under our credit facilities, proceeds from asset sales and the repayment of our real estate loans receivable will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows from Operating Activities
As of March 31, 2014, we owned 27 real estate properties (consisting of 20 office properties, one office/flex property, a portfolio consisting of four industrial properties, an office campus consisting of eight office buildings and one individual industrial property), a leasehold interest in one industrial property and three real estate loans receivable. As of March 31, 2014, eight of our real estate properties and our leasehold interest in an industrial property were classified as held for sale. During the three months ended March 31, 2014, net cash provided by operating activities was $31.4 million, compared to $23.6 million during the three months ended March 31, 2013. Net cash from operations increased in 2014 primarily as a result of an increase in revenues from our real estate operations.
Cash Flows from Investing Activities
Net cash provided by investing activities was $74.8 million for the three months ended March 31, 2014, and primarily consisted of the following:

•	$79.0 million of proceeds from the early payoff of two real estate loans receivable; and

•	$4.3 million used for improvements to real estate;
Cash Flows from Financing Activities
During the three months ended March 31, 2014, net cash used in financing activities was $104.2 million and consisted primarily of the following:

•	$59.0 million of principal payments on notes payable;

•	$30.4 million of cash used for redemptions of common stock; and

•	$14.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $16.1 million.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the acquisition and origination of our assets and pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we pay our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. We will also continue to reimburse our advisor and our dealer manager for certain offering costs related to our dividend reinvestment plan and for certain stockholder services.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2014, we had $177.0 million of cash and cash equivalents and up to $175.3 million available for future disbursements under our credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilize secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2014, our borrowings and other liabilities were approximately 48% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$1,462,368	$4,512	$1,212,856	$109,531	$135,469
Interest payments on outstanding debt obligations (2)	112,076	38,902	55,542	11,393	6,239
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of March 31, 2014 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $13.0 million, excluding amortization of deferred financing costs totaling $0.8 million, during the three months ended March 31, 2014.
Results of Operations
Overview
As of March 31, 2013, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one individual industrial property, a leasehold interest in one industrial property and seven real estate loans receivable. As of March 31, 2014, including real estate properties that were classified as held for sale, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one individual industrial property, a leasehold interest in one industrial property and three real estate loans receivable. The results of operations presented for the three months ended March 31, 2014 and 2013 are not directly comparable due to the acquisition of an office campus in 2013 and the disposition or payoff of four real estate loans receivable subsequent to March 31, 2013. In general, we expect income and expenses to decrease in future periods due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2014 versus the three months ended March 31, 2013
The following table provides summary information about our results of operations for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisition of Real Estate Property (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2014	2013
Rental income	$65,215	$61,725	$3,490	6%	$4,092	$(602)
Tenant reimbursements	16,669	14,302	2,367	17%	1,048	1,319
Interest income from real estate loans receivable	7,964	8,262	(298)	(4)%	—	(298)
Other operating income	2,607	2,598	9	—%	—	9
Operating, maintenance and management costs	18,196	16,167	2,029	13%	129	1,900
Real estate taxes and insurance	12,319	10,886	1,433	13%	848	585
Asset management fees to affiliate	5,704	5,491	213	4%	427	(214)
Real estate acquisition fees to affiliates	—	1,797	(1,797)	(100)%	(1,797)	—
Real estate acquisition fees and expenses	—	616	(616)	(100)%	(616)	—
General and administrative expenses	1,288	1,115	173	16%	n/a	n/a
Depreciation and amortization	28,843	29,094	(251)	(1)%	2,114	(2,365)
Interest expense	14,635	15,293	(658)	(4)%	1,178	(1,836)
Impairment charge on real estate	1,075	—	1,075	100%	—	1,075
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 related to real estate and real estate-related investments acquired or originated on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements increased from $76.0 million for the three months ended March 31, 2013 to $81.9 million for the three months ended March 31, 2014, primarily as a result of the acquisition of an office campus in March 2013.  Rental income from properties held throughout both periods decreased by $0.6 million due to lease expirations subsequent to March 31, 2013. Tenant reimbursements from properties held throughout both periods increased by $1.3 million due to higher property tax recoveries and monthly operating recoveries. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to anticipated asset sales. For the three months ended March 31, 2014 and 2013, rental income and tenant reimbursements from our real estate properties held for sale were $36.1 million and $35.3 million, respectively.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $8.3 million for the three months ended March 31, 2013 to $8.0 million for the three months ended March 31, 2014, primarily as a result of the sale and payoff of real estate loans receivable subsequent to March 31, 2013, partially offset by a prepayment fee received for the early repayment of a note receivable. Interest income included $1.2 million and $0.1 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended March 31, 2013 and March 31, 2014, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the potential impact of future principal repayments or sales of any of our real estate loans receivable.
Operating, maintenance and management costs increased from $16.2 million for the three months ended March 31, 2013 to $18.2 million for the three months ended March 31, 2014. The increase primarily was due to higher snow removal costs, repair and maintenance costs and utility costs related to properties held throughout both periods and the acquisition of an office campus in March 2013. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. We expect operating, maintenance and management costs overall to decrease in future periods due to anticipated asset sales. For the three months ended March 31, 2014 and 2013, operating, maintenance and management costs from our real estate properties held for sale was $7.3 million and $6.4 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance increased from $10.9 million for the three months ended March 31, 2013 to $12.3 million for the three months ended March 31, 2014. This increase of $1.4 million consisted of a $0.8 million increase related to the acquisition of an office campus in March 2013 and a $0.6 million increase in real estate taxes for properties held throughout both periods primarily related to reassessments of property values in 2014. We expect real estate taxes and insurance to decrease in future periods due to anticipated asset sales. For the three months ended March 31, 2014 and 2013, real estate taxes and insurance from our real estate properties held for sale was $6.4 million and $6.0 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments increased from $5.5 million for the three months ended March 31, 2013 to $5.7 million for the three months ended March 31, 2014, as a result of the acquisition of an office campus in March 2013, partially offset by a decrease in asset management fees due to the sale and payoff of real estate loans receivable subsequent to March 31, 2013. All asset management fees incurred as of March 31, 2014 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales. For the three months ended March 31, 2014 and 2013, asset management fees from our real estate properties held for sale was $2.3 million and $2.3 million, respectively.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $2.4 million for the three months ended March 31, 2013 and related to the acquisition of an office campus in March 2013. We did not incur any real estate acquisition fees and expenses during the three months ended March 31, 2014. We do not expect to incur real estate acquisition fees and expenses in the future.
Depreciation and amortization decreased from $29.1 million for the three months ended March 31, 2013 to $28.8 million for the three months ended March 31, 2014 as a result of a $2.4 million decrease in amortization of tenant origination costs related to lease expirations subsequent to March 31, 2013 for properties held throughout both periods, partially offset by an increase of $2.1 million as a result of the acquisition of an office campus in March 2013. We expect depreciation and amortization to decrease in future periods due anticipated asset sales and to an overall decrease in amortization of tenant origination costs related to lease expirations. For the three months ended March 31, 2014 and 2013, depreciation and amortization from our real estate properties held for sale was $10.0 million and $11.3 million.
Interest expense decreased from $15.3 million for the three months ended March 31, 2013 to $14.6 million for the three months ended March 31, 2014. Included in interest expense is the amortization of deferred financing costs of $0.8 million and $0.8 million for the three months ended March 31, 2013 and 2014, respectively. Also included in interest expense for the three months ended March 31, 2014 was unrealized losses of $0.807 million as a result of hedge ineffectiveness. The decrease in interest expense is primarily due to an overall decrease to the average loan balance of our existing notes payable related to properties held throughout both periods, partially offset by an increase in interest expense due to increased borrowings in connection with the acquisition of an office campus in March 2013. In general, we expect interest expense to decrease in future periods due to anticipated asset sales and related debt repayments, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. For the three months ended March 31, 2014 and 2013, interest expense from our real estate properties held for sale was $7.0 million and $6.5 million, respectively.
During the three months ended March 31, 2014, we recognized an impairment charge of $1.1 million on a real estate property held for sale. The impairment charge represents the difference between the carrying value of the real estate and the estimated sales price of the real estate (based on a purchase and sale agreement into which we have entered) less costs to sell. We did not recognize any impairment charge during the three months ended March 31, 2013.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, prepayment fees received on notes receivable and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Prepayment fees received on notes receivable.  Prepayment fees related to the notes receivable are included in interest income from real estate loans receivable.  Although these amounts increase net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate-related investments on a comparative basis; and

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition fees and expenses have been funded from the proceeds from our now terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2014 and 2013, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2014	2013
Net income	$10,428	$6,432
Depreciation of real estate assets	14,876	13,645
Amortization of lease-related costs	13,967	15,449
Impairment charge on real estate	1,075	—
FFO	40,346	35,526
Straight-line rent and amortization of above- and below-market leases	(2,163)	(3,067)
Amortization of discounts and closing costs	(115)	(1,168)
Prepayment fee received on note receivable	(4,917)	—
Adjustment to valuation of contingent purchase consideration	—	(10)
Reclassification of realized losses from other comprehensive income	157	80
Unrealized losses on derivative instruments due to hedge ineffectiveness	807	—
Real estate acquisition fees to affiliates	—	1,797
Real estate acquisition fees and expenses	—	616
MFFO	$34,115	$33,774
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing, proceeds from asset sales and the sale or repayment of our real estate loans receivable. Distributions declared, distributions paid and cash flow from operations were as follows for the first quarter of 2014 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow From Operations
Period			Cash	Reinvested	Total
First Quarter 2014	$30,852	$0.160	$14,828	$16,061	$30,889	$31,400
_____________________
(1) Distributions for the period from January 1, 2014 through March 31, 2014 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2014, we paid aggregate distributions of $30.9 million, including $14.8 million of distributions paid in cash and $16.1 million of distributions reinvested through our dividend reinvestment plan. FFO and cash flow from operations for the three months ended March 31, 2014 were $40.3 million and $31.4 million, respectively. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with current period operating cash flow. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that substantially all of our distributions will continue to be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we have made in real estate-related loans). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook — Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein, and the risks discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, each as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. There have been no significant changes to our policies during 2014.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2014, we paid distributions of $10.6 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2014 through March 31, 2014. On May 1, 2014, we paid distributions of $10.2 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2014 through April 30, 2014.
Distributions Declared
On May 9, 2014, our board of directors declared distributions based on daily record dates for the period from June 1, 2014 through June 30, 2014, which we expect to pay in July 2014, and distributions based on daily record dates for the period from July 1, 2014 through July 31, 2014, which we expect to pay in August 2014. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in our now terminated primary initial public offering or a 6.3% annualized rate based on our December 18, 2013 estimated value per share of $10.29.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, related to our real estate and real estate-related investment portfolio, and to fund our operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2014, the fair value and carrying value of our fixed rate real estate loans receivable were $106.5 million and $105.9 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2014, the fair value of our fixed rate debt was $583.5 million and the carrying value of our fixed rate debt was $573.9 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2014, we were exposed to market risks related to fluctuations in interest rates on $226.1 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $662.4 million of our variable rate debt. Based on interest rates as of March 31, 2014, if interest rates were 100 basis points higher during the 12 months ending March 31, 2015, interest expense on our variable rate debt would increase by $0.5 million. As of March 31, 2014, one-month LIBOR was 0.152% and if this index was reduced to 0% during the 12 months ending March 31, 2015, interest expense on our variable rate debt would decrease by $0.1 million.
The weighted-average annual effective interest rates of our fixed rate real estate loans receivable as of March 31, 2014 was 8.3%. The weighted-average annual effective interest rate represents the effective interest rate as of March 31, 2014, using the interest method, which we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2014 were 4.0% and 3.3%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of March 31, 2014, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.
To the extent we sell a significant portion of our assets, our general and administrative expenses as a percentage of our cash flow from operations would increase and this increase could be significant.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements and our real estate-related investments generate cash flow in the form of interest income. During the three months ended March 31, 2014, we classified seven office properties, one industrial property and a leasehold interest in one industrial property with an aggregate net book value of $1.0 billion as held for sale. If we sell a significant portion of our assets, our cash flow from operations would decrease; however, our general and administrative expenses are not directly related to the size of our portfolio and thus would not decrease proportionately. As a result, our general and administrative expenses as a percentage of cash flow from operations would increase and, depending on the amount of assets we sell, this increase could be significant.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)	We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to our share redemption program, there are several limitations on our ability to redeem shares under the program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program), we may not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that we may not redeem more than $3.0 million of shares in the aggregate each month, excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence; provided, however, we may increase the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to our stockholders.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On October 16, 2013, our board of directors approved additional funding for the redemption of shares pursuant to our share redemption program as follows: once we have redeemed $3.0 million of shares in the aggregate in any month (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence), then an additional $20.0 million of funds in the aggregate is available for the redemption of shares on redemption dates commencing with the November 29, 2013 redemption date (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence) until such $20.0 million of funds is exhausted; provided that, in no event may we redeem, during any calendar year, more shares than the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. The other limitations of our share redemption program remain in full force and effect, including those set forth above. As of March 31, 2014, we had exhausted all $20.0 million of these funds.
On March 7, 2014, our board of directors again approved additional funding for the redemption of shares pursuant our share redemption program. Once we have redeemed $3.0 million of shares in the aggregate in any month (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence), then an additional $30.0 million of funds in the aggregate is available for the redemption of shares on redemption dates commencing with the March 31, 2014 redemption date (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence) until such $30.0 million of funds is exhausted; provided that, in no event may we redeem, during any calendar year, more shares than the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. The other limitations of our share redemption program remain in full force and effect, including those set forth above. As of March 31, 2014, we had exhausted $10.4 million of these funds and had $19.6 million available to be used for eligible redemptions, subject to the above limits, once we have redeemed $3.0 million of shares in the aggregate in any month (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence).
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
If we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in our share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or our most recently effective, registration statement as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On December 18, 2013, our board of directors approved an estimated value per share of our common stock of $10.29 (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, as of September 30, 2013, with the exception of our real estate properties, which were appraised as of November 30, 2013. This estimated value per share was used to calculate the redemption price effective for the December 2013 redemption date, which was December 31, 2013, and will be used to calculate the redemption price until our estimated value per share is updated. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share in December 2014, in accordance with recommended IPA guidelines, but we are not required to update our estimated value per share more frequently than every 18 months. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Annual Report on Form 10-K for the year ended December 31, 2013 at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We may amend, suspend or terminate the share redemption program with 30 days’ notice to our stockholders, provided that we may increase the funding available for the redemption of shares under the program upon ten business days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
We funded redemptions during the three months ended March 31, 2014 with proceeds from our dividend reinvestment plan. During the three months ended March 31, 2014, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	869,191	$10.25	(3)
February 2014	720,046	$10.22	(3)
March 2014	1,378,375	$10.22	(3)
Total	2,967,612
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
(2) The prices at which we redeem shares under the program are set forth above.
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. For the three months ended March 31, 2014, we redeemed $30.4 million of shares, which represented all redemption requests received in good order and eligible for redemption through the March 2014 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2013, we have $40.2 million available for eligible redemptions during the remainder of 2014, subject to the limitations described above, including the monthly limitation for ordinary redemptions.

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

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Seventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 17, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	May 12, 2014	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 12, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)