Form 10-Q
period 2014-06-30
KBS Real Estate Investment Trust II, Inc.
filed 2014-08-06
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐  No  ☒
As of August 4, 2014, there were 190,835,879 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate:
Land	$211,347	$211,347
Buildings and improvements	1,189,648	1,184,931
Tenant origination and absorption costs	144,592	153,315
Total real estate held for investment, cost	1,545,587	1,549,593
Less accumulated depreciation and amortization	(238,051)	(218,249)
Total real estate held for investment, net	1,307,536	1,331,344
Real estate held for sale, net	906,954	1,103,916
Total real estate, net	2,214,490	2,435,260
Real estate loans receivable, net	73,191	184,828
Total real estate and real estate-related investments, net	2,287,681	2,620,088
Cash and cash equivalents	167,914	175,042
Marketable securities	172,935	—
Rents and other receivables, net	41,348	38,927
Above-market leases, net	16,297	19,262
Assets related to real estate held for sale	62,405	77,886
Deferred financing costs, prepaid expenses and other assets	27,701	23,095
Total assets	$2,776,281	$2,954,300
Liabilities and stockholders’ equity
Notes payable:
Notes payable	$776,833	$848,190
Notes payable related to real estate held for sale	581,568	673,163
Total notes payable	1,358,401	1,521,353
Accounts payable and accrued liabilities	28,997	24,597
Distributions payable	10,201	10,649
Below-market leases, net	15,074	17,943
Liabilities related to real estate held for sale	2,998	5,040
Other liabilities	24,625	34,674
Total liabilities	1,440,296	1,614,256
Commitments and contingencies (Note 14)
Redeemable common stock	9,458	70,562
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 190,895,234 and 192,269,969 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,909	1,923
Additional paid-in capital	1,692,977	1,647,214
Cumulative distributions in excess of net income	(361,050)	(369,342)
Accumulated other comprehensive loss	(7,309)	(10,313)
Total stockholders’ equity	1,326,527	1,269,482
Total liabilities and stockholders’ equity	$2,776,281	$2,954,300
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$62,049	$65,818	$127,264	$127,543
Tenant reimbursements	15,893	16,292	32,562	30,593
Interest income from real estate loans receivable	1,986	8,410	9,950	16,672
Interest income from marketable securities	89	—	89	—
Other operating income	2,699	2,692	5,306	5,291
Total revenues	82,716	93,212	175,171	180,099
Expenses:
Operating, maintenance, and management	16,784	16,482	34,980	32,649
Real estate taxes and insurance	12,015	12,960	24,334	23,846
Asset management fees to affiliate	5,631	5,993	11,335	11,484
Real estate acquisition fees to affiliates	—	—	—	1,797
Real estate acquisition fees and expenses	—	7	—	623
General and administrative expenses	1,513	1,222	2,802	2,337
Depreciation and amortization	18,509	30,929	47,352	60,023
Interest expense	15,213	16,198	29,848	31,491
Impairment charge on real estate held for sale	—	—	1,075	—
Total expenses	69,665	83,791	151,726	164,250
Other income:
Other interest income	21	11	54	15
Gain on sales of real estate, net	46,647	—	46,647	—
Total other income	46,668	11	46,701	15
Net income	$59,719	$9,432	$70,146	$15,864
Net income per common share, basic and diluted	$0.31	$0.05	$0.37	$0.08
Weighted-average number of common shares outstanding, basic and diluted	191,328,706	192,172,909	191,939,971	191,743,406
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$59,719	$9,432	$70,146	$15,864
Other comprehensive income:
Unrealized gains on derivative instruments	549	3,234	1,728	4,539
Unrealized loss on marketable securities	(67)	—	(67)	—
Reclassification of unrealized losses due to hedge ineffectiveness	—	—	822	—
Reclassification of realized losses on derivative instruments	364	277	521	357
Total other comprehensive income	846	3,511	3,004	4,896
Total comprehensive income	$60,565	$12,943	$73,150	$20,760
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2013 and the Six Months Ended June 30, 2014 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	190,274,167	$1,903	$1,633,994	$(289,737)	$(17,129)	$1,329,031
Net income	—	—	—	55,779	—	55,779
Other comprehensive income	—	—	—	—	6,816	6,816
Issuance of common stock	7,214,805	72	70,490	—	—	70,562
Redemptions of common stock	(5,219,003)	(52)	(53,116)	—	—	(53,168)
Transfers to redeemable common stock	—	—	(4,135)	—	—	(4,135)
Distributions declared	—	—	—	(135,384)	—	(135,384)
Other offering costs	—	—	(19)	—	—	(19)
Balance, December 31, 2013	192,269,969	$1,923	$1,647,214	$(369,342)	$(10,313)	$1,269,482
Net income	—	—	—	70,146	—	70,146
Other comprehensive income	—	—	—	—	3,004	3,004
Issuance of common stock	2,749,008	28	26,857	—	—	26,885
Redemptions of common stock	(4,123,743)	(42)	(42,175)	—	—	(42,217)
Transfers from redeemable common stock	—	—	61,081	—	—	61,081
Distributions declared	—	—	—	(61,854)	—	(61,854)
Balance, June 30, 2014	190,895,234	$1,909	$1,692,977	$(361,050)	$(7,309)	$1,326,527
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$70,146	$15,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,352	60,023
Impairment charge on real estate held for sale	1,075	—
Noncash interest income on real estate-related investments	(112)	(2,388)
Deferred rent	(3,717)	(6,689)
Bad debt expense	390	461
Amortization of above- and below-market leases, net	1,532	992
Amortization of deferred financing costs	2,759	1,558
Reclassification of realized losses on derivative instruments	277	357
Unrealized losses due to hedge ineffectiveness	862	—
Change in fair value of contingent consideration	—	(31)
Gain on sale of real estate, net	(46,647)	—
Changes in operating assets and liabilities:
Rents and other receivables	(1,830)	(3,111)
Prepaid expenses and other assets	(6,314)	(3,329)
Accounts payable and accrued liabilities	482	1,341
Other liabilities	(7,908)	(1,203)
Net cash provided by operating activities	58,347	63,845
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(238,952)
Improvements to real estate	(11,509)	(6,562)
Proceeds from sale of real estate	247,884	—
Investments in real estate loans receivable	—	(2,620)
Investments in marketable securities	(173,002)	—
Principal repayments on real estate loans receivable	61	890
Proceeds from the early payoff of real estate loans receivable	111,688	—
Net cash provided by (used in) investing activities	175,122	(247,244)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	378,000
Principal payments on notes payable	(162,952)	(81,171)
Payments of deferred financing costs	(11)	(2,936)
Return of contingent consideration related to acquisition of real estate	—	268
Payments to redeem common stock	(42,217)	(21,352)
Payments of other offering costs	—	(19)
Distributions paid to common stockholders	(35,417)	(34,480)
Net cash (used in) provided by financing activities	(240,597)	238,310
Net (decrease) increase in cash and cash equivalents	(7,128)	54,911
Cash and cash equivalents, beginning of period	175,042	48,390
Cash and cash equivalents, end of period	$167,914	$103,301
Supplemental Disclosure of Cash Flow Information:
Interest paid	$26,315	$29,583
Supplemental Disclosure of Noncash Transactions:
Decrease in distributions payable	$(448)	$(246)
Increase in redeemable common stock payable	$—	$10,313
Increase in accrued improvements to real estate	$2,484	$4,533
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$26,885	$37,915
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of June 30, 2014, the Company owned 23 real estate properties (consisting of 17 office properties, one office/flex property, a portfolio of four industrial properties and an office campus consisting of eight office buildings) and two real estate loans receivable. As of June 30, 2014, six of the Company’s real estate properties were classified as held for sale.
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on May 21, 2014 (the “Advisory Agreement”). The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.
Upon commencing its initial public offering (the “Offering”), the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on April 30, 2010 (the “Dealer Manager Agreement”). The Company ceased offering shares of common stock in its primary offering on December 31, 2010 and terminated its primary offering on March 22, 2011. The Company terminated its dividend reinvestment plan effective May 29, 2014.
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. Through the termination of the Company’s dividend reinvestment plan on May 29, 2014, the Company had sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of June 30, 2014, the Company had redeemed 22,709,903 shares sold in the Offering for $227.1 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies, except for the addition of an accounting policy with respect to investments in marketable securities, since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the six months ended June 30, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the six months ended June 30, 2014, the Company sold three office properties, one industrial property and a leasehold interest in one industrial property and classified six office properties as held for sale.  As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Marketable Securities
The Company classifies its investments in marketable securities as available-for-sale, since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) is reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) is recognized in earnings.
On a quarterly basis, the Company evaluates its marketable securities for other-than-temporary impairment. The Company reviews the projected future cash flows from these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on the Company’s quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated, the present value of the revised cash flows is less than the present value previously estimated, and the fair value of the securities is less than their amortized cost basis, an other-than-temporary impairment is deemed to have occurred.
The Company recognizes interest income on marketable securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.
The Company recognizes interest income on marketable securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The Company is required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on its debt securities that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors is recorded to other comprehensive income (loss).
Redeemable Common Stock
On May 15, 2014, the Company’s board of directors approved the amendment and restatement of the Company’s share redemption program (the “Amended Share Redemption Program”) to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the Amended Share Redemption Program, and collectively “special redemptions”). During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders.
Commencing with the June 2014 redemption date, the dollar amount limitation for special redemptions for the remainder of calendar year 2014 is $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors. Based on historical redemption data, the board of directors believes that the $10.0 million redemption limitation for the remainder of calendar year 2014 will be sufficient for these special redemptions. The Amended Share Redemption Program became effective on June 18, 2014. As of June 30, 2014, the Company had $9.5 million available for special redemptions for the remainder of 2014. There were no other changes to the terms of special redemptions, and special redemptions will continue to be made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. The Company currently does not expect to make ordinary redemptions in the future.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2014 and 2013, respectively.
Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2014, respectively, and $0.162 and $0.376 for the three and six months ended June 30, 2013, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2014 and 2013, respectively. For each day that was a record date for distributions during the three and six months ended June 30, 2014 and 2013, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2014 through June 30, 2014 and January 1, 2013 through June 30, 2013 was a record date for distributions. Additionally, the Company’s board of directors declared a distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 13, “Segment Information.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated statements of operations.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company does not expect the adoption of ASU No. 2014-09 to have an impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2014, the Company’s portfolio of real estate held for investment was composed of 11 office properties, one office/flex property, a portfolio of four industrial properties and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 7.4 million rentable square feet. For a discussion of the Company’s real estate properties held for sale, see Note 7, “Real Estate Held for Sale.” As of June 30, 2014, the Company’s real estate portfolio was 91% occupied. The following table summarizes the Company’s real estate portfolio held for investment as of June 30, 2014 and December 31, 2013 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of June 30, 2014:
Office	$204,097	$1,126,981	$132,182	$1,463,260
Industrial	7,250	62,667	12,410	82,327
Total real estate, cost	$211,347	$1,189,648	$144,592	$1,545,587
Accumulated depreciation and amortization	—	(160,780)	(77,271)	(238,051)
Total real estate held for investment, net	$211,347	$1,028,868	$67,321	$1,307,536
As of December 31, 2013:
Office	$204,097	$1,122,276	$140,905	$1,467,278
Industrial	7,250	62,655	12,410	82,315
Total real estate, cost	$211,347	$1,184,931	$153,315	$1,549,593
Accumulated depreciation and amortization	—	(143,941)	(74,308)	(218,249)
Total real estate held for investment, net	$211,347	$1,040,990	$79,007	$1,331,344
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2014, the leases had remaining terms, excluding options to extend, of up to 15.3 years with a weighted-average remaining term of 4.2 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.0 million and $4.6 million as of June 30, 2014 and December 31, 2013, respectively.
During the six months ended June 30, 2014 and 2013, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $3.7 million and $6.7 million, respectively. As of June 30, 2014 and December 31, 2013, the cumulative deferred rent balance was $37.7 million and $34.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.6 million and $3.2 million of unamortized lease incentives as of June 30, 2014 and December 31, 2013, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

As of June 30, 2014, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

July 1, 2014 through December 31, 2014	$73,819
2015	142,631
2016	131,497
2017	116,845
2018	89,997
Thereafter	231,537
$786,326
As of June 30, 2014, the Company had over 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	42	$32,836	21.4%
Computer System Design & Programming	12	25,000	16.3%
Legal Services	50	20,268	13.2%
		$78,104	50.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the six months ended June 30, 2014 and 2013, the Company recorded bad debt expense of $0.4 million and $0.5 million, respectively. As of June 30, 2014, the Company had a bad debt expense reserve of approximately $0.7 million, which represents less than 1% of its annualized base rent.
As of June 30, 2014, there were no leases that accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of June 30, 2014, the Company’s net investments in real estate in California and New Jersey represented 17.1% and 11.4% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders. Additionally, as of June 30, 2014, the Company owned one office property held for sale located in Chicago, Illinois which represented approximately 19.7% of the Company’s total assets and 20.0% of the Company’s total revenues. See Note 7, “Real Estate Held for Sale.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2014 and December 31, 2013, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Cost	$144,592	$153,315	$29,222	$29,569	$(37,451)	$(39,487)
Accumulated Amortization	(77,271)	(74,308)	(12,925)	(10,307)	22,377	21,544
Net Amount	$67,321	$79,007	$16,297	$19,262	$(15,074)	$(17,943)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(6,164)	$(10,701)	$(2,702)	$(2,558)	$1,676	$2,062

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(15,230)	$(20,873)	$(5,077)	$(4,750)	$3,545	$3,758

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of June 30, 2014 and December 31, 2013, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2014 (1)	Book Value as of June 30, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$14,402	$14,415	$14,477	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage
Reston, Virginia	01/17/2012	Office	Mortgage	58,750	58,776	58,781	7.5%	7.6%	02/01/2017
Tuscan Inn First Mortgage Origination (5)
San Francisco, California	01/21/2010	Hotel	Mortgage	—	—	20,077	(5)	(5)	(5)
Chase Tower First Mortgage Origination (6)
Austin, Texas	01/25/2010	Office	Mortgage	—	—	58,820	(6)	(6)	(6)
Pappas Commerce First Mortgage Origination (7)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	—	—	32,673	(7)	(7)	(7)
				$73,152	$73,191	$184,828
_____________________
(1) Outstanding principal balance as of June 30, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2014, using the interest method, annualized and divided by the average amortized cost basis of the investment. The contractual interest rates and annualized effective interest rates presented are as of June 30, 2014.
(4) Maturity dates are as of June 30, 2014; subject to certain conditions, the maturity dates of certain real estate loans receivable may be extended beyond the maturity date shown.
(5) On February 7, 2014, the Company, through an indirect wholly owned subsidiary, entered into an early payoff agreement with the borrower of the Tuscan Inn First Mortgage Origination, pursuant to which the borrower of the Tuscan Inn First Mortgage Origination paid off the entire principal balance outstanding of $20.2 million and accrued interest.
(6) On February 14, 2014, the Company, through an indirect wholly owned subsidiary, entered into an early payoff agreement with the borrower of the Chase Tower First Mortgage Origination, pursuant to which the borrower of the Chase Tower Mortgage Origination paid off the entire principal balance outstanding $58.9 million and accrued interest. Additionally, the borrower paid a yield maintenance premium of $4.9 million in accordance with the early payoff agreement, which was recorded in interest income from real estate loans receivable.
(7) On June 9, 2014, the borrower under the Pappas Commerce First Mortgage Origination paid off the entire principal balance outstanding of $32.7 million plus accrued interest. The Pappas Commerce First Mortgage had an original maturity date of July 1, 2014.
The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2014 (in thousands):

Real estate loans receivable - December 31, 2013	$184,828
Principal repayments received on real estate loans receivable	(61)
Payoff of real estate loans receivable	(111,688)
Amortization of closing costs and origination fees on real estate loans receivable	112
Real estate loans receivable - June 30, 2014	$73,191

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

For the three and six months ended June 30, 2014 and 2013, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractual interest income	$1,989	$7,190	$4,921	$14,284
Prepayment fee received on real estate loan receivable	—	—	4,917	—
Accretion of purchase discounts	—	1,358	—	2,659
Amortization of closing costs and origination fees	(3)	(138)	112	(271)
Interest income from real estate loans receivable	$1,986	$8,410	$9,950	$16,672
As of June 30, 2014 and December 31, 2013, interest receivable from real estate loans receivable was $0.5 million and $1.3 million, respectively, and was included in rents and other receivables.

6.	MARKETABLE SECURITIES
During the six months ended June 30, 2014, the Company made investments in four separate marketable securities, which it classified as available-for-sale. As of June 30, 2014, the Company had invested in marketable securities as follows (in thousands):

Security Name	Ticker	Cost	Fair Value	Unrealized Gain (Loss)
PIMCO Enhanced Short Maturity ETF	MINT	$54,996	$54,947	$(49)
Pioneer Funds Multi Asset Ultrashort Inc.	MYFRX	60,006	59,981	(25)
Guggenheim Enhanced Short Duration ETF	GSY	20,000	20,007	7
Wells Fargo Advantage Ultra Short Income Fund	SADIX	38,000	38,000	—
		$173,002	$172,935	$(67)
As of June 30, 2014, the Company determined the fair value of its marketable securities to be $172.9 million, resulting in unrealized losses of $0.1 million for the six months ended June 30, 2014. The cumulative unrealized loss of $0.1 million on the Company’s investments in marketable securities as of June 30, 2014 was not determined to be other-than-temporary because the Company did not experience an adverse change to its cash flow estimates for the securities.
During the six months ended June 30, 2014, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The following table presents the fair value and unrealized losses of the Company’s investments in marketable securities as of June 30, 2014 (in thousands):

	Holding Period of Unrealized Losses of Investments in Real Estate Securities
	Less Than 12 Months		12 Months or More		Total
Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
PIMCO Enhanced Short Maturity ETF	$54,947	$(49)	$—	$—	$54,947	$(49)
Pioneer Funds Multi Asset Ultrashort Inc.	59,981	(25)	—	—	59,981	(25)

7.	REAL ESTATE HELD FOR SALE
During the six months ended June 30, 2014, the Company disposed of three office properties, one industrial property and a leasehold interest in one industrial property. Additionally, as of June 30, 2014, the Company classified six office properties with an aggregate net book value of $965.5 million as held for sale. In accordance with the Company’s early adoption of ASU No. 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. The results of operations for all properties that were sold during the six months ended June 30, 2014 or classified as held for sale as of June 30, 2014 are included in continuing operations on the Company’s consolidated statements of operations. For more information, see Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards Update.”
The following table summarizes certain revenue and expenses for the Company’s real estate properties that were sold or were held for sale during the three and six months ended June 30, 2014 and 2013, which were included in continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental income	$23,771	$26,378	$50,280	$52,660
Tenant reimbursements	11,207	11,072	22,782	21,842
Other operating income	491	528	1,043	1,083
Total revenues	35,469	37,978	74,105	75,585
Expenses
Operating, maintenance, and management	6,785	6,408	14,358	13,086
Real estate taxes and insurance	6,564	7,142	13,190	13,360
Asset management fees to affiliate	2,395	2,451	4,839	4,871
General and administrative expenses	365	2	424	8
Depreciation and amortization	452	12,485	11,442	24,918
Interest expense	7,831	6,822	15,198	13,666
Impairment charge on real estate	—	—	1,075	—
Total expenses	$24,392	$35,310	$60,526	$69,909

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

During the six months ended June 30, 2014, the Company recorded an impairment charge of $1.1 million related to a real estate property that was sold. The impairment charge represents the difference between the carrying value of the real estate and the fair value of the real estate (based on the sales price), less costs to sell.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charge	$1,030,619	$1,248,490
Accumulated depreciation and amortization	(123,665)	(144,574)
Real estate held for sale, net	906,954	1,103,916
Other assets	62,405	77,886
Total assets related to real estate held for sale	$969,359	$1,181,802
Liabilities related to real estate held for sale
Notes payable	581,568	673,163
Other liabilities	2,998	5,040
Total liabilities related to real estate held for sale	$584,566	$678,203
As of June 30, 2014, the following property held for sale represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (2)	Average Annualized Base Rent per sq. ft.	Occupancy
300 N. LaSalle Building (1)	Chicago, IL	1,302,901	$546,181	19.7%	$45,366	$35.02	99.4%
_____________________
(1) Subsequent to June 30, 2014, the Company completed the sale of this property. See Note 15 “Subsequent Events — Disposition of Real Estate Properties Subsequent to June 30, 2014 — 300 N. LaSalle Building.”
(2) Annualized base rent represents annualized contractual base rental income as of June 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

8.	NOTES PAYABLE
As of June 30, 2014 and December 31, 2013, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Principal as of June 30, 2014	Principal as of December 31, 2013	Contractual Interest Rate as of June 30, 2014(1)	Effective Interest Rate as of June 30, 2014 (1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$92,376	$105,000	One-month LIBOR + 1.80% (3)	3.1%	Interest Only	06/21/2017
300 N. LaSalle Building Mortgage Loan (4)	345,100	348,061	4.25%	4.3%	(4)	08/01/2015
Union Bank Plaza Mortgage Loan (5)	105,000	105,000	One-month LIBOR + 1.75%	3.5%	Interest Only	09/15/2015
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Mortgage Loan #1 (6)	319,485	341,544	One-month LIBOR + 2.15%	3.1%	Interest Only	01/27/2016
601 Tower Mortgage Loan (7)	—	16,320	(7)	(7)	Interest Only	06/03/2015
CityPlace Tower Mortgage Loan	71,000	71,000	3.59%	3.6%	Interest Only	08/01/2015
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Portfolio Mortgage Loan #2 (8)	—	75,628	One-month LIBOR + 2.75%	(8)	Interest Only	01/01/2016
Portfolio Mortgage Loan #3 (9)	107,640	141,000	One-month LIBOR + 1.75% - 1.85%	2.4%	Interest Only	03/01/2016
Corporate Technology Centre Mortgage Loan (10)	140,000	140,000	3.50%	3.5%	(10)	04/01/2020
300-600 Campus Drive Revolving Loan (11)	78,000	78,000	One-month LIBOR + 2.05% (11)	2.9%	Interest Only	08/01/2016
	$1,358,401	$1,521,353
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2014. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of June 30, 2014, where applicable. For further information regarding the Company’s derivative instruments, see Note 10, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2014; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On June 4, 2014, in connection with the sale of Mountain View Corporate Center, the borrowing capacity under the Amended and Restated Portfolio Revolving Loan Facility was reduced from $145.0 million to $128.3 million. As of June 30, 2014, the Amended and Restated Portfolio Revolving Loan Facility was secured by 350 E. Plumeria Building, Pierre Laclede Center and One Main Place. As of June 30, 2014, the $92.4 million non-revolving portion had been funded, and the $35.9 million revolving portion remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(4) Monthly payments included principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term. On July 7, 2014, in connection with the disposition of the 300 N. LaSalle Building, the Company repaid the entire $344.6 million principal balance and all other sums due under this loan, including a repayment penalty of $13.7 million. See “– Subsequent Events – 300 N. LaSalle Building Disposition.”
(5) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of June 30, 2014, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(6) As of June 30, 2014, the Portfolio Mortgage Loan #1 was secured by Horizon Tech Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center, I-81 Industrial Portfolio, Two Westlake Park and Torrey Reserve West. On July 10, 2014, in connection with the disposition of Torrey Reserve West, the Company repaid $16.8 million of principal due under this loan and Torrey Reserve West was released as security from Portfolio Mortgage Loan #1. On July 25, 2014, in connection with the disposition of Two Westlake Park, the Company repaid $53.1 million of principal due under this loan and Two Westlake Park was released as security from Portfolio Mortgage Loan #1. See “– Subsequent Events – Dispositions of Real Estate Properties Subsequent to June 30, 2014 – Torrey Reserve West” and “— Two Westlake Park.”
(7) On June 11, 2014 in connection with the disposition of 601 Tower at Carlson Center, the Company paid off the outstanding principal balance due under this loan.
(8) On June 9, 2014, in connection with the payoff of the Pappas Commerce First Mortgage Loan, the Company repaid the outstanding principal balance due under Portfolio Mortgage Loan #2.
(9) On March 6, 2013, the Company entered into a three-year senior secured credit facility for borrowings of up to $235.0 million, of which $141.0 million was non-revolving debt and $94.0 million was revolving debt. On June 27, 2014, in connection with the sale of Metropolitan Center, the borrowing capacity under Portfolio Mortgage Loan #3 was reduced to $179.4 million, of which $107.6 million is non-revolving debt and $71.8 million is revolving debt. As of June 30, 2014, the principal balance consisted of the $107.6 million non-revolving portion. The revolving portion of $71.8 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of June 30, 2014, the Portfolio Mortgage Loan #3 was secured by the 100 & 200 Campus Drive Buildings and Willow Oaks Corporate Center.
(10) Monthly payments are initially interest-only. Beginning on May 1, 2017, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(11) On July 10, 2013, the Company entered into a three-year senior secured credit facility for borrowings of up to $120.0 million, of which $95.0 million is non-revolving debt and $25.0 million is revolving debt. As of June 30, 2014, the principal balance consisted of $78.0 million of the non-revolving portion. The remaining non-revolving portion of $17.0 million and the revolving portion of $25.0 million remain available for future disbursements, subject to certain terms and conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

As of June 30, 2014 and December 31, 2013, the Company’s deferred financing costs were $4.2 million and $5.4 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2014, the Company incurred $15.2 million and $29.8 million of interest expense, respectively. During the three and six months ended June 30, 2013, the Company incurred $16.2 million and $31.5 million of interest expense, respectively. As of June 30, 2014 and December 31, 2013, $3.9 million and $4.5 million, respectively, of interest expense were payable. Included in interest expense for the three and six months ended June 30, 2014 were $1.9 million and $2.8 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2013 were $0.8 million and $1.6 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $2.3 million and $4.6 million for the three and six months ended June 30, 2014, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $2.5 million and $4.9 million for the three and six months ended June 30, 2013, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2014 (in thousands):

July 1, 2014 through December 31, 2014	$3,024
2015	598,076
2016	524,924
2017	94,157
2018	2,750
Thereafter	135,470
$1,358,401
Certain of the Company’s notes payable contain financial debt covenants. As of June 30, 2014, the Company was in compliance with these debt covenants.

9.	OTHER COMPREHENSIVE INCOME (LOSS)
The following summarizes the Company’s other comprehensive income (loss) for the six months ended June 30, 2014 (in thousands):

	Derivative Instruments	Marketable Securities	Total
Accumulated other comprehensive loss - December 31, 2013	$(10,313)	$—	$(10,313)
Unrealized gains (losses)	1,728	(67)	1,661
Reclassification of unrealized losses due to hedge ineffectiveness	822	—	822
Reclassifications of realized losses	521	—	521
Accumulated other comprehensive loss - June 30, 2014	$(7,242)	$(67)	$(7,309)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

10.	DERIVATIVE INSTRUMENTS
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2014 and December 31, 2013. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2014		December 31, 2013			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2014
Interest Rate Swaps (1)	11	$613,513	16	$842,150	One-month LIBOR/ Fixed at 0.50% - 2.39%	1.35%	1.8
_____________________
(1) During the six months ended June 30, 2014, the Company terminated two interest rate swap agreements and paid an aggregate breakage fee of $0.2 million.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

		June 30, 2014		December 31, 2013
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Deferred financing costs, prepaid expenses and other assets, at fair value	2	$15	2	$225
Interest Rate Swaps	Other liabilities, at fair value	9	$(8,120)	14	$(10,260)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) and as other comprehensive income in the accompanying consolidated statements of stockholders’ equity. The Company recorded unrealized gains of $0.5 million and $1.7 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2014, respectively. The Company recorded unrealized gains of $3.2 million and $4.5 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2013, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  As a result of utilizing derivative instruments designated as cash flow hedges to hedge its variable rate notes payable, the Company recognized an additional $2.3 million and $4.6 million of interest expense related to the effective portion of cash flow hedges during the three and six months ended June 30, 2014, respectively, and $2.5 million and $4.9 million of interest expense related to the effective portion of cash flow hedges during the three and six months ended June 30, 2013, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the three and six months ended June 30, 2014, the Company recorded $0.1 million and $0.9 million of unrealized swap losses as interest expense resulting from hedge ineffectiveness primarily due to the anticipated early repayment of debt in connection with asset sales and the Company dedesignating the hedge due to certain hedged forecasted transactions no longer being probable beyond the projected asset sale date. During the three and six months ended June 30, 2013, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next 12 months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of the additional interest expense totaled $6.4 million as of June 30, 2014 and was included in accumulated other comprehensive income (loss).
During the three and six months ended June 30, 2014, the Company recognized $0.4 million and $0.5 million of interest expense, respectively, related to swap terminations. During the three and six months ended June 30, 2013, the Company recognized $0.3 million and $0.4 million of interest expense, respectively, related to swap terminations. With respect to swap agreements that were terminated for which it remains probable that the original hedged forecasted transactions (i.e., LIBOR-based debt service payments) will occur, the loss related to the termination of these swap agreements is included in accumulated other comprehensive income (loss) and will be reclassified into earnings over the period of the original forecasted hedged transaction.

11.	FAIR VALUE DISCLOSURES
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
June 30, 2014
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
Marketable securities: The Company’s marketable securities are classified as available for sale. These securities are presented at fair value on the accompanying consolidated balance sheets with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The fair values of the marketable securities were determined using quoted prices available in an active market for identical investments as of the reporting date. As such, the Company classifies these inputs as Level 1 inputs.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of June 30, 2014 and December 31, 2013, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$73,152	$73,191	$73,820	$184,900	$184,828	$190,485
Financial liabilities:
Notes payable	$1,358,401	$1,358,401	$1,376,631	$1,521,353	$1,521,353	$1,526,075
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
During the six months ended June 30, 2014, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Marketable securities	$172,935	$172,935	$—	$—
Asset derivatives	15	—	15	—
Liability derivatives	(8,120)	—	(8,120)	—

12.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manger on behalf of the Company. These agreements also entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

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
During the six months ended June 30, 2014 and 2013, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2014 and 2013, respectively, and any related amounts payable as of June 30, 2014 and December 31, 2013 (in thousands):

	Incurred		Incurred		Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Expensed
Asset management fees	$5,631	$5,993	$11,335	$11,484	$—	$—
Reimbursement of operating expenses (1)	37	33	73	58	—	—
Acquisition fees	—	—	—	1,797	—	—
Disposition fees (2)	2,563	—	2,563	—	—	—
	$8,231	$6,026	$13,971	$13,339	$—	$—
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $37,000 and $33,000 for the three months ended June 30, 2014 and 2013, respectively, and $73,000 and $58,000 for the six months ended June 30, 2014 and 2013, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2014 and 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.
On July 29, 2010, the Company, through an indirect wholly owned subsidiary, KBSII 300 North LaSalle, LLC (the "Owner"), purchased the 300 N. LaSalle Building. On May 16, 2014, after a competitive bidding process overseen by HFF, Inc., an unaffiliated independent third party, the Owner entered into a purchase and sale agreement and escrow instructions for the sale of the 300 N. LaSalle Building to an affiliate of the Irvine Company, 300 North LaSalle LLC (the “Purchaser”). Donald Bren is the chairman and owner of the Purchaser and the Irvine Company and the brother of Peter Bren (one of the Company’s executive officers and sponsors). On July 7, 2014, the Company completed the sale of the 300 N. LaSalle Building to the Purchaser for $850.0 million. See Note 15, “Subsequent Events - 300 N. LaSalle Building.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

13.	SEGMENT INFORMATION
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2014 and 2013 and total assets and total liabilities for each reportable segment as of June 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Real estate segment (1)	$80,641	$84,802	$165,132	$163,427
Real estate-related segment	1,986	8,410	9,950	16,672
Total segment revenues	82,627	93,212	175,082	180,099
Corporate-level	89	—	89	—
Total revenues	$82,716	$93,212	$175,171	$180,099
Interest Expense:
Real estate segment (1)	$14,626	$14,890	$28,855	$28,839
Real estate-related segment	587	1,141	993	2,272
Total segment interest expense	15,213	16,031	29,848	31,111
Corporate-level	—	167	—	380
Total interest expense	$15,213	$16,198	$29,848	$31,491
NOI:
Real estate segment (1)	$31,783	$35,031	$66,141	$67,709
Real estate-related segment	1,201	6,715	8,444	13,300
Total segment NOI	32,984	41,746	74,585	81,009
Corporate-level	89	—	89	—
Total NOI	$33,073	$41,746	$74,674	$81,009

	As of June 30,	As of December 31,
	2014	2013
Assets:
Real estate segment	$1,408,846	$1,440,578
Real estate-related segment	73,697	229,457
Total segment assets	1,482,543	1,670,035
Real estate held for sale	969,359	1,181,802
Corporate-level (2)	324,379	102,463
Total assets	$2,776,281	$2,954,300
Liabilities:
Real estate segment	$844,406	$848,854
Real estate-related segment	13	75,820
Total segment liabilities	844,419	924,674
Real estate held for sale	584,566	678,203
Corporate-level (3)	11,311	11,379
Total liabilities	$1,440,296	$1,614,256
_____________________
(1) Amounts include properties sold and properties held for sale. See Note 7, “Real Estate Held for Sale” for more information.
(2) Total corporate-level assets consisted primarily of marketable securities and cash and cash equivalents of approximately $323.9 million as of June 30, 2014 and of cash and cash equivalents of approximately $102.2 million as of December 31, 2013.
(3) As of June 30, 2014 and December 31, 2013, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$59,719	$9,432	$70,146	$15,864
Gain on sales of real estate, net	(46,647)	—	(46,647)	—
Other interest income	(21)	(11)	(54)	(15)
Real estate acquisition fees to affiliates	—	—	—	1,797
Real estate acquisition fees and expenses	—	7	—	623
General and administrative expenses	1,513	1,222	2,802	2,337
Depreciation and amortization	18,509	30,929	47,352	60,023
Impairment charge on real estate	—	—	1,075	—
Corporate-level interest expense	—	167	—	380
NOI	$33,073	$41,746	$74,674	$81,009

14.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2014.
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
Distributions Paid
On July 1, 2014, the Company paid distributions of $10.2 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2014 through June 30, 2014. On August 1, 2014, the Company paid distributions of $10.5 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2014 through July 31, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Distributions Declared
On July 8, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2014 through August 31, 2014, which the Company expects to pay in September 2014. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in the Company’s now terminated primary initial public offering or a 6.3% annualized rate based on the Company’s December 18, 2013 estimated value per share of $10.29.
On July 8, 2014, the Company’s board of directors declared a distribution in the amount of $3.75 per share of common stock to stockholders of record as of the close of business on September 15, 2014. Also, on August 5, 2014, the Company’s board of directors declared a distribution in the amount of $0.30 per share of common stock to stockholders of record as of the close of business on September 15, 2014. The Company expects to pay these distributions, for an aggregate amount of $4.05 per share of common stock, on or about September 23, 2014. These distributions will be funded from the Company’s proceeds from the disposition of real estate properties between May 2014 and July 2014 as well as cash on hand resulting from the repayment or sale of four real estate loans receivable during 2013 and 2014.
Dispositions of Real Estate Properties Subsequent to June 30, 2014
300 N. LaSalle Building
On July 29, 2010, the Company, through an indirect wholly owned subsidiary, purchased a 60-story office building containing 1,302,901 rentable square feet located on approximately 1.2 acres of land in Chicago, Illinois (the “300 N. LaSalle Building”). On May 16, 2014, after a competitive bidding process overseen by HFF, Inc., an unaffiliated independent third party, the Company entered into a purchase and sale agreement and escrow instructions for the sale of the 300 N. LaSalle Building to an affiliate of the Irvine Company, 300 North LaSalle LLC (the “Purchaser”). Donald Bren is the chairman and owner of the Purchaser and the Irvine Company and the brother of Peter Bren (one of the Company’s executive officers and sponsors). On July 7, 2014, the Company completed the sale of the 300 N. LaSalle Building, which had a net book value of $590.7 million as of the date of sale, to the Purchaser for $850.0 million. In connection with the disposition of the 300 N. LaSalle Building, the Company repaid the entire $344.6 million principal balance and all other sums due under a mortgage loan secured by the 300 N. LaSalle Building, including a repayment penalty of $13.7 million.
Torrey Reserve West
On September 9, 2010, the Company, through an indirect wholly owned subsidiary, purchased three two-story office buildings containing 118,030 rentable square feet located on approximately 7.1 acres of land in San Diego, California (“Torrey Reserve West”). On July 10, 2014, the Company sold Torrey Reserve West, which had a net book value of $21.2 million as of the date of sale, for $39.2 million. The purchaser is not affiliated with the Company or its advisor. In connection with the disposition of Torrey Reserve West, the Company repaid $16.8 million of the principal due under a portfolio mortgage loan partially secured by Torrey Reserve West.
Two Westlake Park
On February 25, 2011, the Company, through an indirect wholly owned subsidiary, purchased a 17-story office building containing 388,142 rentable square feet located on approximately 5.4 acres of land in Houston, Texas (“Two Westlake Park”). Subsequently, the Company renovated Two Westlake Park and added 67,334 rentable square feet to the property. On July 25, 2014, the Company sold Two Westlake Park, which had a net book value of $81.9 million as of the date of sale, for $120.0 million. The purchaser is not affiliated with the Company or its advisor. In connection with the disposition of Two Westlake Park, the Company repaid $53.1 million of the principal due under a portfolio mortgage loan partially secured by Two Westlake Park.

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

•
We have used and from time to time may use proceeds from financings, if necessary, to fund a portion of our distributions during our operational stage. We also expect to fund other distributions from the net proceeds from the sale of real estate and from the receipt of principal payments from, or the sale of, our real estate-related loans receivable.

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

•
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document, collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be reviewed and adjusted from time to time. Additionally, redemptions are further subject to limitations described in our share redemption program. We currently do not expect to have funds available for ordinary redemptions in the future.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Since we have terminated our dividend reinvestment plan, we may have to use a greater proportion of our cash flow from operations to meet cash requirements for general corporate purposes, including, but not limited to, capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by financings of our real estate properties; the repayment of debt; and the repurchase of shares under our share redemption program that meet the requirements for special redemptions. This may reduce cash available for distributions.

•
Between June 30, 2014 and August 4, 2014, we sold three properties with an aggregate net book value of $693.8 million, and as of August 4, 2014, we had classified three properties with an aggregate net book value of $272.6 million as of June 30, 2014 as held for sale. As a result, our general and administrative expenses, which are not directly related to the size of our portfolio, will increase as a percentage of our cash flow from operations and this increase could be significant.

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
We own a diverse portfolio of real estate and real estate-related investments. As of June 30, 2014, we owned 23 real estate properties (consisting of 17 office properties, one office/flex property, a portfolio of four industrial properties and an office campus consisting of eight office buildings) and two real estate loans receivable. As of June 30, 2014, six of our real estate properties were classified as held for sale. See “– Subsequent Events.”
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. Through May 29, 2014, we sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of June 30, 2014, we had redeemed 22,709,903 shares sold in our offering for $227.1 million.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the sub-par recovery of the U.S. economy, and despite recent improvements regarding the pace of job growth, concerns persist regarding income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but consistent.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. The Federal Reserve injected trillions of U.S. dollars into the global financial markets through the purchases of U.S. treasury bonds and mortgage backed securities. At this point in time, it is unclear what the final cost or impact of this program will be. In December 2013, the speculation as to the possible end of QE programs finally ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. In July of 2014, the Federal Reserve announced plans to end the purchase of securities by October of 2014.
Despite cuts to federal government spending, U.S. gross domestic product (“U.S. GDP”) has continued to grow at moderate level. In the third quarter of 2013, U.S. GDP increased at an annual rate of 4.5%, which was followed by fourth quarter U.S. GDP growth of 3.5%. First quarter U.S. GDP reflects a step back as a severe winter has been blamed for a decrease in U.S. GDP of 2.1%. Consensus expectations are for a rebound in U.S. economic growth as employment numbers and corporate earnings strength indicate that the U.S. economy is healthy and growing. The initial estimate of second quarter 2014 reflects an annual rate increase in U.S. GDP of 4.0%.
The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a strong bid for commercial properties. In 2014, the commercial real estate market recovery began to spread to secondary markets. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to prices above pre-recession levels, but the majority of U.S. housing markets still have not recaptured the equity lost as a result of the recent recession. Impediments to a continued recovery in this market include more stringent underwriting standards for borrowers, a slowdown in demand by institutional investors and a lack of supply of affordable housing for entry level purchasers. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury securities and mortgage backed securities, is slowly being scaled down and is scheduled to end in October of 2014. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to increases in the cost of future mortgage financing.
In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting potential negative impact on the global financial markets remain of concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Europe has benefited from statements made by the European Central Bank which affirm the bank’s commitment to provide substantial support for the European banking system.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate Investments
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates have become more volatile as the capital markets have begun to react to the announced end of QE in October 2014.
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
As of June 30, 2014, we had fixed-rate real estate loans receivable with an aggregate outstanding principal balance of $73.2 million and an aggregate carrying value (including origination and closing costs) of $73.2 million that mature between 2017 and 2018.
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
As of June 30, 2014, we had debt obligations in the aggregate principal amount of $1.4 billion, all of which have an initial maturity between 2015 and 2020. We have a total of $556.1 million of fixed rate notes payable and $802.3 million of variable rate notes payable. The interest rates on $613.5 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of June 30, 2014, we did not have any debt obligations scheduled to mature within 12 months of that date.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; special redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from our now terminated primary offering;

•	Proceeds from common stock issued under our dividend reinvestment plan (which terminated effective May 29, 2014);

•	Debt financings;

•	Proceeds from the sale of real estate and the repayment or sale of real estate-related investments; and

•	Cash flow generated by our real estate operations and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We ceased offering shares of common stock in our primary offering on December 31, 2010 and terminated our dividend reinvestment plan effective May 29, 2014. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from debt financing, proceeds from the sale of real estate properties and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of June 30, 2014, we had an aggregate of $132.7 million available for future disbursements under three credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
In connection with the termination of our dividend reinvestment plan, on May 15, 2014, our board of directors approved the amendment and restatement of our share redemption program (as amended and restated the “Amended Share Redemption Program”) to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the Amended Share Redemption Program, and collectively “special redemptions”). Commencing with the June 2014 redemption date, the dollar amount limitation for special redemptions for the remainder of calendar year 2014 is $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by our board of directors. Based on historical redemption data, our board of directors believes that the $10.0 million redemption limitation for the remainder of calendar year 2014 will be sufficient for these special redemptions. As of June 30, 2014, we had $9.5 million available for these special redemptions for the remainder of 2014. During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. The Amended Share Redemption Program became effective on June 18, 2014. There were no other changes to the terms of special redemptions, and special redemptions will continue to be made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2014, our real estate held for investment was 91% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of June 30, 2014, the borrowers under our real estate loans receivable were current on their debt service payments to us.
During the six months ended June 30, 2014, we sold five properties and classified six office properties with an aggregate net book value of $965.5 million as held for sale.
For the six months ended June 30, 2014, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff or sale of real estate loans receivable and proceeds from asset sales. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the six months ended June 30, 2014 using current period cash flows from operations, proceeds from payoff or sale of our real estate loans receivable and proceeds from asset sales. We believe that our cash on hand, cash flow from operations, availability under our credit facilities, proceeds from asset sales and the repayment of our real estate loans receivable will be sufficient to meet our liquidity needs for the foreseeable future.
Between June 30, 2014 and August 4, 2014, we sold three properties with an aggregate net book value of $693.8 million. As of August 4, 2014, we had classified three properties with an aggregate net book value of $272.6 million as of June 30, 2014 as held for sale. On July 8, 2014, our board of directors declared a distribution in the amount of $3.75 per share of common stock to stockholders of record as of the close of business on September 15, 2014. Also, on August 5, 2014, our board of directors declared a distribution in the amount of $0.30 per share of common stock to stockholders of record as of the close of business on September 15, 2014. We expect to pay these distributions, for an aggregate amount of $4.05 per share of common stock, on or about September 23, 2014. These distributions will be funded from our proceeds from the dispositions of real estate properties between May 2014 and July 2014 as well as cash on hand resulting from the repayment or sale of four real estate loans receivable during 2013 and 2014. These special distributions will constitute a return of a portion of the stockholders’ invested capital for federal income tax purposes. Each stockholder is urged to consult his or her tax advisor regarding the tax consequences of our distributions in light of his or her particular investment or tax circumstances.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

These distributions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update in September 2014, essentially concurrently with the distributions. Our cash flow from operations will decrease as a result of our disposition activity, and we will adjust our distribution policy with respect to the amount of monthly distribution payments to take into account our current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market.
Cash Flows from Operating Activities
As of June 30, 2014, we owned 23 real estate properties (consisting of 17 office properties, one office/flex property, a portfolio consisting of four industrial properties and an office campus consisting of eight office buildings) and two real estate loans receivable. As of June 30, 2014, six of our real estate properties, with an aggregate net book value of $965.5 million, were classified as held for sale. During the six months ended June 30, 2014, net cash provided by operating activities was $58.3 million, compared to $63.8 million during the six months ended June 30, 2013. Net cash from operations decreased in 2014 primarily as a result of asset sales and the payoff or sale of real estate loans receivable. We anticipate additional asset sales in the future.
Cash Flows from Investing Activities
Net cash provided by investing activities was $175.1 million for the six months ended June 30, 2014, and primarily consisted of the following:

•	$247.9 million of proceeds from the sale of three office properties, one industrial property and a leasehold interest in one industrial property;

•	$173.0 million used for investments in marketable securities;

•	$111.7 million of proceeds from the payoff or sale of three real estate loans receivable; and

•	$11.5 million used for improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2014, net cash used in financing activities was $240.6 million and consisted primarily of the following:

•	$163.0 million of principal payments on notes payable;

•	$42.2 million of cash used for redemptions of common stock; and

•	$35.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $26.9 million.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the acquisition and origination of our assets and pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we pay our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. We also reimbursed our advisor and our dealer manager for certain offering costs related to our dividend reinvestment plan (which terminated on May 29, 2014) and will continue to reimburse our advisor and our dealer manager for certain stockholder services.
As of June 30, 2014, we had $167.9 million of cash and cash equivalents and up to $132.7 million available for future disbursements under our credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs. In addition, as of June 30, 2014, we had $173.0 million invested in liquid marketable securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2014, our borrowings and other liabilities were approximately 46% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)(3)	$1,358,401	$3,024	$1,123,000	$96,907	$135,470
Interest payments on outstanding debt obligations (2)(3)	89,922	23,258	49,402	11,023	6,239
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2014 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $27.0 million, excluding amortization of deferred financing costs totaling $2.8 million, during the six months ended June 30, 2014.
(3) Amounts include outstanding debt obligations related to the six office properties with an aggregate net book value of $965.5 million classified held for sale as of June 30, 2014. The outstanding principal balances will be paid off upon the sale of these real estate properties.
Results of Operations
Overview
As of June 30, 2013, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one individual industrial property, a leasehold interest in one industrial property and seven real estate loans receivable. Subsequent to June 30, 2013, we sold three office properties, one industrial property and a leasehold interest in one industrial property. As a result, as of June 30, 2014, including real estate properties that were classified as held for sale, we owned 17 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and two real estate loans receivable. The results of operations presented for the six months ended June 30, 2014 and 2013 are not directly comparable due to the dispositions of real estate properties and payoff or sale of five real estate loans receivable subsequent to June 30, 2013. In general, we expect income and expenses to decrease in future periods due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013
The following table provides summary information about our results of operations for the three months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2014	2013
Rental income	$62,049	$65,818	$(3,769)	(6)%	$(1,120)	$(2,649)
Tenant reimbursements	15,893	16,292	(399)	(2)%	(266)	(133)
Interest income from real estate loans receivable	1,986	8,410	(6,424)	(76)%	(6,497)	73
Interest income from marketable securities	89	—	89	100%	—	89
Other operating income	2,699	2,692	7	—%	(5)	12
Operating, maintenance and management costs	16,784	16,482	302	2%	(178)	480
Real estate taxes and insurance	12,015	12,960	(945)	(7)%	(119)	(826)
Asset management fees to affiliate	5,631	5,993	(362)	(6)%	(426)	64
Real estate acquisition fees and expenses	—	7	(7)	(100)%	—	(7)
General and administrative expenses	1,513	1,222	291	24%	n/a	n/a
Depreciation and amortization	18,509	30,929	(12,420)	(40)%	(2,741)	(9,679)
Interest expense	15,213	16,198	(985)	(6)%	639	(1,624)
Gain on sales of real estate, net	46,647	—	46,647	100%	46,647	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 related to investments disposed of on or after April 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $82.1 million for the three months ended June 30, 2013 to $77.9 million for the three months ended June 30, 2014, primarily due to asset sales, a decrease in deferred rental income recognized related to held for sale or sold real estate properties and a decrease in occupancy with respect to one of our real estate properties held for investment.  Under GAAP, we are required to recognize contractual lease payments on a straight-line basis over the life of the respective lease, typically resulting in the recognition of additional rental income related to future contractual rent increases.  Upon classifying a property as held for sale, we only recognize contractual rent, which may result in the reduction of rental revenues. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to assets sold and anticipated asset sales. For the three months ended June 30, 2014 and 2013, rental income and tenant reimbursements from our real estate properties sold or held for sale were $35.0 million and $37.5 million, respectively.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $8.4 million for the three months ended June 30, 2013 to $2.0 million for the three months ended June 30, 2014, primarily as a result of the payoff or sale of real estate loans receivable subsequent to June 30, 2013. Interest income included $1.2 million and $0.1 million in accretion of purchase price discounts, net of amortization of closing costs, for the three months ended June 30, 2013 and June 30, 2014, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the potential impact of future principal repayments or sales of our real estate loans receivable.
Operating, maintenance and management costs increased from $16.5 million for the three months ended June 30, 2013 to $16.8 million for the three months ended June 30, 2014. The increase was primarily due to higher utility costs and repair and maintenance costs with respect to properties held throughout both periods, partially offset by a decrease due to the disposition of real estate properties subsequent to June 30, 2013. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs overall to decrease in future periods due to assets sold and anticipated asset sales. For the three months ended June 30, 2014 and 2013, operating, maintenance and management costs from our real estate properties sold or held for sale were $6.8 million and $6.4 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance decreased from $13.0 million for the three months ended June 30, 2013 to $12.0 million for the three months ended June 30, 2014. This decrease is primarily related to reassessments of property values in 2014. We expect real estate taxes and insurance to decrease in future periods due to assets sold and anticipated asset sales. For the three months ended June 30, 2014 and 2013, real estate taxes and insurance from our real estate properties sold or held for sale were $6.6 million and $7.1 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased from $6.0 million for the three months ended June 30, 2013 to $5.6 million for the three months ended June 30, 2014, due to the disposition of real estate properties and the payoff or sale of real estate loans receivable subsequent to June 30, 2013. All asset management fees incurred as of June 30, 2014 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales. For the three months ended June 30, 2014 and 2013, asset management fees from our real estate properties held for sale or sold were $2.4 million and $2.5 million, respectively.
Depreciation and amortization decreased from $30.9 million for the three months ended June 30, 2013 to $18.5 million for the three months ended June 30, 2014 due to the disposition of real estate properties subsequent to June 30, 2013 and real estate properties classified as held for sale. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. We expect depreciation and amortization to decrease in future periods due to assets sold and anticipated asset sales and to an overall decrease in amortization of tenant origination costs related to lease expirations. For the three months ended June 30, 2014 and 2013, depreciation and amortization from our real estate properties sold or held for sale was $0.5 million and $12.5 million, respectively.
Interest expense decreased from $16.2 million for the three months ended June 30, 2013 to $15.2 million for the three months ended June 30, 2014. Included in interest expense is the amortization of deferred financing costs of $0.8 million and $1.9 million for the three months ended June 30, 2013 and 2014, respectively. The decrease in interest expense is primarily due to an overall decrease to the average loan balance of our existing notes payable partially offset by an increase in interest expense related to the payments of termination fees for the real estate properties sold during the three months ended June 30, 2014. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. For the three months ended June 30, 2014 and 2013, interest expense from our real estate properties sold or held for sale was $7.8 million and $6.8 million, respectively.
We recognized a gain on sale of real estate of $46.6 million related to the disposition of three office properties, one industrial property and a leasehold interest in one industrial property during the three months ended June 30, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2014 versus the six months ended June 30, 2013
The following table provides summary information about our results of operations for the six months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2014	2013
Rental income	$127,264	$127,543	$(279)	—%	$3,128	$(3,407)
Tenant reimbursements	32,562	30,593	1,969	6%	715	1,254
Interest income from real estate loans receivable	9,950	16,672	(6,722)	(40)%	(6,892)	170
Interest income from marketable securities	89	—	89	100%	—	89
Other operating income	5,306	5,291	15	—%	18	(3)
Operating, maintenance and management costs	34,980	32,649	2,331	7%	609	1,722
Real estate taxes and insurance	24,334	23,846	488	2%	603	(115)
Asset management fees to affiliate	11,335	11,484	(149)	(1)%	(275)	126
Real estate acquisition fees to affiliates	—	1,797	(1,797)	(100)%	(1,797)	—
Real estate acquisition fees and expenses	—	623	(623)	(100)%	(623)	—
General and administrative expenses	2,802	2,337	465	20%	n/a	n/a
Depreciation and amortization	47,352	60,023	(12,671)	(21)%	(843)	(11,828)
Interest expense	29,848	31,491	(1,643)	(5)%	1,158	(2,801)
Impairment charge on real estate	1,075	—	1,075	100%	1,075	—
Gain on sales of real estate, net	46,647	—	46,647	100%	46,647	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 related to investments acquired or disposed of on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements increased from $158.1 million for the six months ended June 30, 2013 to $159.8 million for the six months ended June 30, 2014, primarily due to an increase of $4.9 million due to an acquisition of an office campus in March 2013, offset by a decrease of $1.0 million due to asset sales and a decrease of $2.2 million related to properties held throughout both periods.  Rental revenues related to properties held throughout both periods decreased due to a decrease in deferred rental income recognized related to real estate properties sold or held for sale and a decrease in occupancy with respect to one of our real estate properties held for investment.  Under GAAP, we are required to recognize contractual lease payments on a straight-line basis over the life of the respective lease, typically resulting in the recognition of additional rental income related to future contractual rent increases.  Upon classifying a property as held for sale, we only recognize contractual rent, which may result in the reduction of rental revenues.  The decrease in rental income from properties held throughout both periods was partially offset by an increase in tenant reimbursements due to higher property tax recoveries and monthly operating expense recoveries. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to assets sold and anticipated asset sales. For the six months ended June 30, 2014 and 2013, rental income and tenant reimbursements from our real estate properties sold or held for sale were $73.1 million and $74.5 million, respectively.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $16.7 million for the six months ended June 30, 2013 to $10.0 million for the six months ended June 30, 2014, primarily as a result of the payoff or sale of real estate loans receivable subsequent to June 30, 2013, partially offset by a prepayment fee received for the early repayment of a note receivable. Interest income included $2.4 million and $0.1 million in accretion of purchase price discounts, net of amortization of closing costs, for the six months ended June 30, 2013 and June 30, 2014, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the potential impact of future principal repayments or sales of our real estate loans receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management costs increased from $32.6 million for the six months ended June 30, 2013 to $35.0 million for the six months ended June 30, 2014. The increase primarily was due to higher snow removal costs, repair and maintenance costs, utility costs and lease termination fees. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs overall to decrease in future periods due to assets sold and anticipated asset sales. For the six months ended June 30, 2014 and 2013, operating, maintenance and management costs from our real estate properties sold or held for sale were $14.4 million and $13.1 million, respectively.
Real estate taxes and insurance increased from $23.8 million for the six months ended June 30, 2013 to $24.3 million for the six months ended June 30, 2014. This increase was primarily due to the acquisition of an office campus in March 2013. We expect real estate taxes and insurance to decrease in future periods due to assets sold and anticipated asset sales. For the six months ended June 30, 2014 and 2013, real estate taxes and insurance from our real estate properties sold or held for sale were $13.2 million and $13.4 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased from $11.5 million for the six months ended June 30, 2013 to $11.3 million for the six months ended June 30, 2014, due to the disposition of real estate properties and the payoff or sale of real estate loans receivable subsequent to June 30, 2013, partially offset by an increase in asset management fees as a result of the acquisition of an office campus in March 2013. All asset management fees incurred as of June 30, 2014 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales. For the six months ended June 30, 2014 and 2013, asset management fees from our real estate properties sold or held for sale were $4.8 million and $4.9 million, respectively.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $2.4 million for the six months ended June 30, 2013 and related to the acquisition of an office campus in March 2013. We did not incur any real estate acquisition fees and expenses during the six months ended June 30, 2014. We do not expect to incur real estate acquisition fees and expenses in the future.
Depreciation and amortization decreased from $60.0 million for the six months ended June 30, 2013 to $47.4 million for the six months ended June 30, 2014 due to the disposition of real estate properties subsequent to June 30, 2013 and real estate properties classified as held for sale. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. This decrease was partially offset by an increase in depreciation and amortization as a result of the acquisition of an office campus in March 2013. We expect depreciation and amortization to decrease in future periods due to assets sold and anticipated asset sales and to an overall decrease in amortization of tenant origination costs related to lease expirations. For the six months ended June 30, 2014 and 2013, depreciation and amortization from our real estate properties sold or held for sale was $11.4 million and $24.9 million, respectively.
Interest expense decreased from $31.5 million for the six months ended June 30, 2013 to $29.8 million for the six months ended June 30, 2014. Included in interest expense is the amortization of deferred financing costs of $1.6 million and $2.8 million for the six months ended June 30, 2013 and 2014, respectively. The decrease in interest expense is primarily due to an overall decrease to the average loan balance of our existing notes payable related to properties held throughout both periods, partially offset by an increase in interest expense due to increased borrowings in connection with the acquisition of an office campus in March 2013 and the payments of termination fees for the real estate properties sold during the six months ended June 30, 2014. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. For the six months ended June 30, 2014 and 2013, interest expense from our real estate properties sold or held for sale was $15.2 million and $13.7 million, respectively.
We recognized a gain on sale of real estate of $46.6 million related to the disposition of three office properties, one industrial property and a leasehold interest in one industrial property during the six months ended June 30, 2014.

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
   FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflect adjustments for the operations of properties and real estate-related investments sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties and real estate-related investments sold or held for sale as of June 30, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, prepayment fees received on notes receivable and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we expect to receive in a future period or rent that was received in a prior period;

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

•
Prepayment fees received on notes receivable.  Prepayment fees related to notes receivable are included in interest income from real estate loans receivable.  Although these amounts increase net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate-related investments on a comparative basis; and

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition fees and expenses have been funded from the proceeds from our now terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2014 and 2013, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$59,719	$9,432	$70,146	$15,864
Depreciation of real estate assets	9,171	14,692	24,047	28,337
Amortization of lease-related costs	9,338	16,237	23,305	31,686
Impairment charge on real estate	—	—	1,075	—
Gain on sales of real estate, net	(46,647)	—	(46,647)	—
FFO	31,581	40,361	71,926	75,887
Straight-line rent and amortization of above- and below-market leases	(22)	(2,631)	(2,185)	(5,697)
Amortization of discounts and closing costs	3	(1,220)	(112)	(2,388)
Prepayment fee received on note receivable	—	—	(4,917)	—
Adjustment to valuation of contingent purchase consideration	—	(21)	—	(31)
Termination fees on derivative instruments	364	277	521	357
Unrealized losses on derivative instruments due to hedge ineffectiveness	55	—	862	—
Real estate acquisition fees to affiliates	—	—	—	1,797
Real estate acquisition fees and expenses	—	7	—	623
Prepayment fees related to the extinguishment of debt	546	—	546	—
MFFO	$32,527	$36,773	$66,641	$70,548
Our calculation of MFFO above includes amounts related to the operations of five real estate properties sold during the periods presented, five real estate loans receivable sold or paid off during the periods presented and six real estate properties held for sale as of June 30, 2014. Please refer to the table below with respect to the proportion of MFFO related to real estate properties or real estate-related investments sold or held for sale as of June 30, 2014 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
MFFO by component:
Assets held for investment	$18,659	$17,744	$36,686	$32,956
Real estate properties sold	2,294	3,571	6,406	6,693
Real estate properties held for sale	11,042	10,501	21,603	21,030
Real estate loans receivable sold or paid off	532	4,957	1,946	9,869
MFFO	$32,527	$36,773	$66,641	$70,548
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first and second quarters of 2014 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow From Operations
Period			Cash	Reinvested	Total
First Quarter 2014	$30,852	$0.160	$14,828	$16,061	$30,889	$31,400
Second Quarter 2014	31,002	0.162	20,589	10,824	31,413	26,947
	$61,854	$0.322	$35,417	$26,885	$62,302	$58,347
_____________________
(1) Distributions for the period from January 1, 2014 through June 30, 2014 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions generally are paid on a monthly basis. In general, distributions declared for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2014, we paid aggregate distributions of $62.3 million, including $35.4 million of distributions paid in cash and $26.9 million of distributions reinvested through our dividend reinvestment plan (which terminated effective May 29, 2014). FFO and cash flow from operations for the six months ended June 30, 2014 were $71.9 million and $58.3 million, respectively. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $58.3 million of current period operating cash flows, and $4.0 million of operating cash flows in excess of distributions paid for the year ended December 31, 2013. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
With the exception of distributions funded from proceeds from the dispositions of our real estate properties or the sale or repayment of our real estate-related loans, substantially all of our distributions have been paid from cash flow from operations and FFO from current or prior periods. We expect to continue to declare distributions based on the ongoing cash flow from operations and FFO from our remaining investments and will adjust our distribution amounts to reflect the decrease in cash flow from operations and FFO as a result of our disposition activity. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Between June 30, 2014 and August 4, 2014, we sold three properties with an aggregate net book value of $693.8 million. As of August 4, 2014, we had classified three properties with an aggregate net book value of $272.6 million as of June 30, 2014 as held for sale. On July 8, 2014, our board of directors declared a distribution in the amount of $3.75 per share of common stock to stockholders of record as of the close of business on September 15, 2014. Also, on August 5, 2014, our board of directors declared a distribution in the amount of $0.30 per share of common stock to stockholders of record as of the close of business on September 15, 2014. We expect to pay these distributions, for an aggregate amount of $4.05 per share of common stock, on or about September 23, 2014. These distributions will be funded from our proceeds from the dispositions of real estate properties between May 2014 and July 2014 as well as cash on hand resulting from the repayment or sale of four real estate loans receivable during 2013 and 2014. These special distributions will constitute a return of a portion of the stockholders’ invested capital for federal income tax purposes. Each stockholder is urged to consult his or her tax advisor regarding the tax consequences of our distributions in light of his or her particular investment or tax circumstances.
These distributions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update in September 2014, essentially concurrently with the distributions. Our cash flow from operations will decrease as a result of our disposition activity, and we will adjust our distribution policy with respect to the amount of monthly distribution payments to take into account our current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our operating performance and ability to pay distributions from the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook - Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein, and the risks discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, each as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. There have been no significant changes to our policies during 2014, except for the addition of an accounting policy with respect to investments in marketable securities as follows:
Marketable Securities
We classify our investments in marketable securities as available-for-sale, since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, we may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) is reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) is recognized in earnings.
On a quarterly basis, we evaluate our marketable securities for other-than-temporary impairment. We review the projected future cash flows from these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on our quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated, the present value of the revised cash flows is less than the present value previously estimated, and the fair value of the securities is less than their amortized cost basis, an other-than-temporary impairment is deemed to have occurred.
We recognize interest income on marketable securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.
We recognize interest income on marketable securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires us to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We are required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on our debt securities that we do not intend to sell and where it is not likely that we will be required to sell the security prior to the anticipated recovery of its amortized cost basis. We calculate the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors is recorded to other comprehensive income (loss).
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 1, 2014, we paid distributions of $10.2 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2014 through June 30, 2014. On August 1, 2014, we paid distributions of $10.5 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2014 through July 31, 2014.
Distributions Declared
On July 8, 2014, our board of directors declared distributions based on daily record dates for the period from August 1, 2014 through August 31, 2014, which we expect to pay in September 2014. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share in our now terminated primary initial public offering or a 6.3% annualized rate based on our December 18, 2013 estimated value per share of $10.29.
On July 8, 2014, our board of directors also declared a distribution in the amount of $3.75 per share of common stock to stockholders of record as of the close of business on September 15, 2014. Also, on August 5, 2014, our board of directors declared a distribution in the amount of $0.30 per share of common stock to stockholders of record as of the close of business on September 15, 2014. We expect to pay these distributions, for an aggregate amount of $4.05 per share of common stock, on or about September 23, 2014. These distributions will be funded from our proceeds from the dispositions of real estate properties between May 2014 and July 2014 as well as cash on hand resulting from the repayment or sale of four real estate loans receivable during 2013 and 2014.
Dispositions of Real Estate Properties Subsequent to June 30, 2014
300 N. LaSalle Building
On July 29, 2010, we, through an indirect wholly owned subsidiary, purchased a 60-story office building containing 1,302,901 rentable square feet located on approximately 1.2 acres of land in Chicago, Illinois (the “300 N. LaSalle Building”). On May 16, 2014, after a competitive bidding process overseen by HFF, Inc., an unaffiliated independent third party, we entered into a purchase and sale agreement and escrow instructions for the sale of the 300 N. LaSalle Building to an affiliate of the Irvine Company, 300 North LaSalle LLC (the “Purchaser”). Donald Bren is the chairman and owner of the Purchaser and the Irvine Company and the brother of Peter Bren (one of our executive officers and sponsors). On July 7, 2014, we completed the sale of the 300 N. LaSalle Building, which had a net book value of $590.7 million as of the date of sale, to the Purchaser for $850.0 million. In connection with the disposition of the 300 N. LaSalle Building, we repaid the entire $344.6 million principal balance and all other sums due under a mortgage loan secured by the 300 N. LaSalle Building, including a repayment penalty of $13.7 million.
Torrey Reserve West
On September 9, 2010, we, through an indirect wholly owned subsidiary, purchased three two-story office buildings containing 118,030 rentable square feet located on approximately 7.1 acres of land in San Diego, California (“Torrey Reserve West”). On July 10, 2014, we sold Torrey Reserve West, which had a net book value of $21.2 million as of the date of sale, for $39.2 million. The purchaser is not affiliated with us or the advisor. In connection with the disposition of Torrey Reserve West, we repaid $16.8 million of the principal due under a portfolio mortgage loan partially secured by Torrey Reserve West.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Two Westlake Park
On February 25, 2011, we, through an indirect wholly owned subsidiary, purchased a 17-story office building containing 388,142 rentable square feet located on approximately 5.4 acres of land in Houston, Texas (“Two Westlake Park”). Subsequently, we renovated Two Westlake Park and added 67,334 rentable square feet to the property. On July 25, 2014, we sold Two Westlake Park, which had a net book value of $81.9 million as of the date of sale, for $120.0 million. The purchaser is not affiliated with us or our advisor. In connection with the disposition of Two Westlake Park, we repaid $53.1 million of the principal due under a portfolio mortgage loan partially secured by Two Westlake Park.

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
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2014, the fair value and carrying value of our fixed rate real estate loans receivable were $73.8 million and $73.2 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2014, the fair value of our fixed rate debt was $570.8 million and the carrying value of our fixed rate debt was $556.1 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2014, we were exposed to market risks related to fluctuations in interest rates on $188.8 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $613.5 million of our variable rate debt. Based on interest rates as of June 30, 2014, if interest rates were 100 basis points higher during the 12 months ending June 30, 2015, interest expense on our variable rate debt would increase by $1.9 million. As of June 30, 2014, one-month LIBOR was 0.1552% and if this index was reduced to 0% during the 12 months ending June 30, 2015, interest expense on our variable rate debt would decrease by $0.3 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of June 30, 2014 was 7.6%. The weighted-average annual effective interest rate represents the effective interest rate as of June 30, 2014, using the interest method, which we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2014 were 4.0% and 3.0%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of June 30, 2014, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.
Between June 30, 2014 and August 4, 2014, we sold three properties with an aggregate net book value of $693.8 million and as of August 4, 2014, we had classified three properties with an aggregate net book value of $272.6 million as of June 30, 2014 as held for sale. As a result, our general and administrative expenses as a percentage of our cash flow from operations will increase and this increase could be significant.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements and our real estate-related investments generate cash flow in the form of interest income. During the six months ended June 30, 2014, we disposed of three office properties, one industrial property and a leasehold interest in one industrial property and classified six office properties with an aggregate net book value of $965.5 million as held for sale. Between June 30, 2014 and August 4, 2014, we sold three properties with an aggregate net book value of $693.8 million and as of August 4, 2014, we had classified three properties with an aggregate net book value of $272.6 million as of June 30, 2014 as held for sale. As as result, our cash flow from operations will decrease. Our general and administrative expenses are not directly related to the size of our portfolio and thus will not decrease proportionately. As a result, our general and administrative expenses as a percentage of cash flow from operations will increase and, depending on the amount of assets we sell, this increase could be significant.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)
On May 15, 2014, our board of directors approved the termination of our dividend reinvestment plan, which termination was effective May 29, 2014, and the amendment and restatement of our share redemption program (the “Amended Share Redemption Program”). The Amended Share Redemption Program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the Amended Share Redemption Program, and collectively “special redemptions”) and is limited as further described below.

Prior to effectiveness of the Amended Share Redemption Program on June 18, 2014, the terms of our share redemption program were as follows:
Pursuant to our share redemption program, there were also several limitations on our ability to redeem shares under the program:

•
Unless the shares were being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program), we could not redeem shares unless the stockholder had held the shares for one year.

•
During any calendar year, we could redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that we could not redeem more than $3.0 million of shares in the aggregate each month, excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence; provided, however, we could increase the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We could provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to our stockholders.

•	During any calendar year, we could redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We had no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On October 16, 2013, our board of directors approved additional funding for the redemption of shares pursuant to our share redemption program as follows: once we had redeemed $3.0 million of shares in the aggregate in any month (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence), then an additional $20.0 million of funds in the aggregate was available for the redemption of shares on redemption dates commencing with the November 29, 2013 redemption date (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence) until such $20.0 million of funds was exhausted; provided that, in no event could we redeem, during any calendar year, more shares than the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. The other limitations of our share redemption program remained in full force and effect, including those set forth above. As of March 31, 2014, we had exhausted all $20.0 million of these funds.
On March 7, 2014, our board of directors again approved additional funding for the redemption of shares pursuant our share redemption program. Once we had redeemed $3.0 million of shares in the aggregate in any month (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence), then an additional $30.0 million of funds in the aggregate was available for the redemption of shares on redemption dates commencing with the March 31, 2014 redemption date (excluding shares redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence) until such $30.0 million of funds was exhausted; provided that, in no event could we redeem, during any calendar year, more shares than the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. The other limitations of our share redemption program remained in full force and effect, including those set forth above.
Pursuant to the share redemption program, redemptions made in connection with a stockholder’s death, qualifying disability or determination of incompetence were made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The prices at which we redeemed all other shares eligible for redemption were as follows:

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
Upon effectiveness of the Amended Share Redemption Program on June 18, 2014, the terms of the share redemption program were as follows:
Our board of directors amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the Amended Share Redemption Program, and collectively “special redemptions”). During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders.
Commencing with the June 2014 redemption date, the dollar amount limitation for special redemptions for the remainder of calendar year 2014 is $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors. Based on historical redemption data, the board of directors believes that the $10.0 million redemption limitation for the remainder of calendar year 2014 will be sufficient for these special redemptions. The Amended Share Redemption Program became effective on June 18, 2014. As of June 30, 2014, we had $9.5 million available for these special redemptions for the remainder of 2014. There were no other changes to the terms of special redemptions, and special redemptions will continue to be made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Procedures for Redemption
If we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in our Amended Share Redemption Program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or our most recently effective, registration statement as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares.
On December 18, 2013, our board of directors approved an estimated value per share of our common stock of $10.29 (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, as of September 30, 2013, with the exception of our real estate properties, which were appraised as of November 30, 2013. This estimated value per share was used to calculate the redemption price effective for the December 2013 redemption date, which was December 31, 2013, and will be used to calculate the redemption price until our estimated value per share is updated. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share in September 2014, but we are not required to update our estimated value per share more frequently than every 18 months. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Annual Report on Form 10-K for the year ended December 31, 2013 at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We may amend, suspend or terminate the Amended Share Redemption Program with 30 days’ notice to our stockholders, provided that we may increase the funding available for the redemption of shares under the program upon ten business days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
We funded redemptions during the six months ended June 30, 2014 with proceeds from our now terminated dividend reinvestment plan. During the six months ended June 30, 2014, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	869,191	$10.25	(3)
February 2014	720,046	$10.22	(3)
March 2014	1,378,375	$10.22	(3)
April 2014	509,250	$10.25	(3)
May 2014	594,129	$10.26	(3)
June 2014	52,752	$10.29	(3)
Total	4,123,743
_____________________
(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009), on March 11, 2011 (which amendment became effective on April 10, 2011), on May 18, 2012 (which amendment became effective on June 17, 2012), on June 29, 2012 (which amendment became effective on July 29, 2012), on October 18, 2012 (which amendment became effective on November 17, 2012), on March 8, 2013 (which amendment became effective on April 7, 2013), on October 17, 2013 (which amendment became effective on November 16, 2013) and on May 19, 2014 (which amendment became effective on June 18, 2014).
(2) The prices at which we redeem shares under the program are set forth above.
(3) As of June 30, 2014, we limit the dollar value of shares that may be redeemed under our share redemption program as described in the discussion of the Amended Share Redemption Program. For the six months ended June 30, 2014, we redeemed $42.2 million of shares, which represented all redemption requests received in good order and eligible for redemption through the June 2014 redemption date. Based on the redemption limitations described above in the Amended Share Redemption Program and redemptions through June 30, 2014, we may redeem up to $9.5 million of shares made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” for the remainder of 2014.

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

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 21, 2014

10.2	Purchase and Sale Agreement and Escrow Instructions (relating to 300 N. LaSalle), by and between the Company and 300 North LaSalle LLC, dated as of May 16, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Seventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 17, 2013

99.2	Eighth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 19, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	August 6, 2014	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 6, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)