Form 10-Q
period 2014-09-30
KBS Real Estate Investment Trust II, Inc.
filed 2014-11-12
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes  ☐  No  ☒
As of November 7, 2014, there were 190,692,544 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate:
Land	$221,997	$221,997
Buildings and improvements	1,236,482	1,238,516
Tenant origination and absorption costs	147,027	167,904
Total real estate held for investment, cost	1,605,506	1,628,417
Less accumulated depreciation and amortization	(233,122)	(223,889)
Total real estate held for investment, net	1,372,384	1,404,528
Real estate held for sale, net	76,674	1,030,732
Total real estate, net	1,449,058	2,435,260
Real estate loans receivable, net	73,095	184,828
Total real estate and real estate-related investments, net	1,522,153	2,620,088
Cash and cash equivalents	88,304	175,042
Rents and other receivables, net	46,569	42,059
Above-market leases, net	12,358	16,164
Assets related to real estate held for sale	4,835	77,481
Deferred financing costs, prepaid expenses and other assets	29,532	23,466
Total assets	$1,703,751	$2,954,300
Liabilities and stockholders’ equity
Notes payable:
Notes payable	$816,114	$892,573
Notes payable related to real estate held for sale	56,228	628,780
Total notes payable	872,342	1,521,353
Accounts payable and accrued liabilities	31,214	24,597
Distributions payable	6,253	10,649
Below-market leases, net	13,753	17,943
Liabilities related to real estate held for sale	—	5,040
Other liabilities	18,630	34,674
Total liabilities	942,192	1,614,256
Commitments and contingencies (Note 14)
Redeemable common stock	8,181	70,562
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 190,753,163 and 192,269,969 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,908	1,923
Additional paid-in capital	1,692,976	1,647,214
Cumulative distributions in excess of net income	(938,816)	(369,342)
Accumulated other comprehensive loss	(2,690)	(10,313)
Total stockholders’ equity	753,378	1,269,482
Total liabilities and stockholders’ equity	$1,703,751	$2,954,300
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$44,602	$65,446	$171,865	$192,989
Tenant reimbursements	6,357	15,582	38,919	46,175
Interest income from real estate loans receivable	1,396	8,586	11,346	25,258
Interest income from marketable securities	864	—	953	—
Other operating income	2,375	2,632	7,681	7,923
Total revenues	55,594	92,246	230,764	272,345
Expenses:
Operating, maintenance, and management	12,720	16,967	47,700	49,616
Real estate taxes and insurance	6,606	12,400	30,940	36,246
Asset management fees to affiliate	3,829	6,079	15,164	17,563
Real estate acquisition fees to affiliates	—	—	—	1,797
Real estate acquisition fees and expenses	—	—	—	623
General and administrative expenses	1,106	1,347	3,909	3,684
Depreciation and amortization	16,835	30,746	64,187	90,769
Interest expense	25,040	19,123	54,888	50,614
Impairment charge on real estate	3,940	—	5,015	—
Total expenses	70,076	86,662	221,803	250,912
Other income:
Other interest income	133	6	188	21
Loss on sale of marketable securities	(331)	—	(331)	—
Gain on sales of real estate, net	322,811	—	369,458	—
Total other income	322,613	6	369,315	21
Net income	$308,131	$5,590	$378,276	$21,454
Net income per common share, basic and diluted	$1.61	$0.03	$1.97	$0.11
Weighted-average number of common shares outstanding, basic and diluted	190,843,044	192,788,656	191,570,503	192,093,022
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$308,131	$5,590	$378,276	$21,454
Other comprehensive income:
Unrealized gains (losses) on derivative instruments	473	(3,067)	(1,923)	(3,029)
Reclassification adjustment realized in net income (effective portion)	1,694	2,484	5,818	6,985
Reclassification of unrealized losses due to hedge ineffectiveness	2,385	—	3,207	—
Reclassification of realized losses related to swap terminations	—	256	521	613
Unrealized loss on marketable securities	(246)	—	(313)	—
Reclassification of loss on marketable securities to income	313	—	313	—
Total other comprehensive income (loss)	4,619	(327)	7,623	4,569
Total comprehensive income	$312,750	$5,263	$385,899	$26,023
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2013 and the Nine Months Ended September 30, 2014 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	190,274,167	$1,903	$1,633,994	$(289,737)	$(17,129)	$1,329,031
Net income	—	—	—	55,779	—	55,779
Other comprehensive income	—	—	—	—	6,816	6,816
Issuance of common stock	7,214,805	72	70,490	—	—	70,562
Redemptions of common stock	(5,219,003)	(52)	(53,116)	—	—	(53,168)
Transfers to redeemable common stock	—	—	(4,135)	—	—	(4,135)
Distributions declared	—	—	—	(135,384)	—	(135,384)
Other offering costs	—	—	(19)	—	—	(19)
Balance, December 31, 2013	192,269,969	$1,923	$1,647,214	$(369,342)	$(10,313)	$1,269,482
Net income	—	—	—	378,276	—	378,276
Other comprehensive income	—	—	—	—	7,623	7,623
Issuance of common stock	2,749,008	28	26,857	—	—	26,885
Redemptions of common stock	(4,265,814)	(43)	(43,466)	—	—	(43,509)
Transfers from redeemable common stock	—	—	62,371	—	—	62,371
Distributions declared	—	—	—	(947,750)	—	(947,750)
Balance, September 30, 2014	190,753,163	$1,908	$1,692,976	$(938,816)	$(2,690)	$753,378
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$378,276	$21,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,187	90,769
Impairment charge on real estate	5,015	—
Noncash interest income on real estate-related investments	(107)	(3,661)
Deferred rent	(5,126)	(9,938)
Bad debt expense	489	470
Amortization of above- and below-market leases, net	1,867	1,615
Amortization of deferred financing costs	3,834	2,440
Reclassification of realized losses on derivative instruments	521	613
Unrealized losses due to hedge ineffectiveness	3,207	—
Change in fair value of contingent consideration	—	(31)
Gain on sale of real estate, net	(369,458)	—
Loss on sale of marketable securities	331	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	2	—
Rents and other receivables	(2,841)	(2,807)
Prepaid expenses and other assets	(6,737)	(11,838)
Accounts payable and accrued liabilities	(1,336)	6,321
Other liabilities	(12,147)	2,685
Net cash provided by operating activities	59,977	98,092
Cash Flows from Investing Activities:
Proceeds from sale of real estate	1,379,642	—
Acquisitions of real estate	—	(238,952)
Improvements to real estate	(20,075)	(15,473)
Investments in marketable securities	(529,997)	—
Proceeds from sale of marketable securities	529,666	—
Principal repayments on real estate loans receivable	152	1,320
Proceeds from the early payoff of real estate loans receivable	111,688	—
Investments in real estate loans receivable	—	(5,490)
Net cash provided by (used in) investing activities	1,471,076	(258,595)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	456,000
Principal payments on notes payable	(649,011)	(207,590)
Payments of deferred financing costs	(10)	(4,027)
Return of contingent consideration related to acquisition of real estate	—	308
Payments to redeem common stock	(43,509)	(31,757)
Payments of other offering costs	—	(19)
Distributions paid to common stockholders	(925,261)	(49,637)
Net cash (used in) provided by financing activities	(1,617,791)	163,278
Net (decrease) increase in cash and cash equivalents	(86,738)	2,775
Cash and cash equivalents, beginning of period	175,042	48,390
Cash and cash equivalents, end of period	$88,304	$51,165
Supplemental Disclosure of Cash Flow Information:
Interest paid	$35,144	$44,245
Supplemental Disclosure of Noncash Transactions:
(Decrease) in distributions payable	$(4,396)	$(211)
Increase in redeemable common stock payable	$—	$8,326
Increase in accrued improvements to real estate	$5,401	$5,930
Increase in lease commissions payable	$3,723	$710
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$26,885	$54,308
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of September 30, 2014, the Company owned 19 real estate properties (consisting of 13 office properties, one office/flex property, a portfolio of four industrial properties and an office campus consisting of eight office buildings) and two real estate loans receivable. As of September 30, 2014, one office property and a portfolio of four industrial properties were classified as held for sale.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of September 30, 2014, the Company had redeemed 22,851,354 shares sold in the Offering for $228.4 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013, except for the addition of an accounting policy with respect to investments in marketable securities and the addition of an accounting policy related to the reclassification of a property from held for sale to held for investment. During the nine months ended September 30, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the nine months ended September 30, 2014, the Company sold seven office properties, one industrial property and a leasehold interest in one industrial property and classified one office property and a portfolio of four industrial properties as held for sale.  As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Additionally, as of September 30, 2014, the Company reclassified two properties that were previously classified as held for sale to held for investment.
Change in a Plan to Sell
When real estate is initially considered “held for sale” it is measured at the lower of its depreciated book value or estimated fair value less estimated costs to sell. Changes in the market may compel the Company to decide to reclassify a property that was designated as held for sale to held for investment.  A property that is reclassified from held for sale to held for investment is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used, or (ii) its fair value at the date of the subsequent decision not to sell. Any adjustment to the carrying amount of the property as a result of the reclassification is included in income from continuing operations as an impairment charge on real estate held for investment.
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
September 30, 2014
(unaudited)

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
Redeemable Common Stock
On May 15, 2014, the Company’s board of directors approved the amendment and restatement of the Company’s share redemption program (the “Amended Share Redemption Program”) to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the Amended Share Redemption Program, and, together with redemptions sought in connection with a stockholder’s death, “special redemptions”). During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders.
Commencing with the June 2014 redemption date, the dollar amount limitation for special redemptions for the remainder of calendar year 2014 is $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors. Based on historical redemption data, the board of directors believes that the $10.0 million redemption limitation for the remainder of calendar year 2014 will be sufficient for special redemptions. The Amended Share Redemption Program became effective on June 18, 2014. As of September 30, 2014, the Company had $8.1 million available for special redemptions for the remainder of 2014. There were no other changes to the terms of special redemptions, and special redemptions will continue to be made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. The Company currently does not expect to make ordinary redemptions in the future.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2014 and 2013, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Distributions declared per common share were $4.644 and $4.966 for the three and nine months ended September 30, 2014, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions during the three and nine months ended September 30, 2014. These distributions declared consisted of the following:

•
The Company’s board of directors declared distributions per common share based on daily record dates for each day during the period from January 1, 2014 through August 31, 2014. Each day during the period was a record date for distributions and distributions were calculated at a rate of $0.00178082 per share per day.

•
The Company’s board of directors declared special distributions in the amount of $3.75, $0.30 and $0.45 per share on the outstanding shares of the Company’s common stock on July 8, 2014, August 5, 2014 and August 29, 2014, respectively, for an aggregate amount of $4.50 per share of common stock, to stockholders of record as of the close of business on September 15, 2014.

•
On August 29, 2014, the Company’s board of directors declared a September 2014 distribution in the amount of $0.03277397 per share of common stock to stockholders of record as of the close of business on September 26, 2014.

Distributions declared per common share were $0.164 and $0.540 for the three and nine months ended September 30, 2013, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2013. For each day that was a record date for distributions during the three and nine months ended September 30, 2013, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through September 30, 2013 was a record date for distributions. Additionally, the Company’s board of directors declared a special distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
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
September 30, 2014
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2014, the Company’s portfolio of real estate held for investment was composed of 12 office properties, one office/flex property and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 6.3 million rentable square feet. For a discussion of the Company’s real estate properties held for sale, see Note 7, “Real Estate Held for Sale.” As of September 30, 2014, the Company’s real estate portfolio was 89% occupied. The following table summarizes the Company’s real estate portfolio held for investment as of September 30, 2014 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$197,118	$(39,103)	$158,015
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	196,349	(41,970)	154,379
350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,116	(6,500)	29,616
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	102,203	(20,243)	81,960
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	82,318	(15,558)	66,760
One Main Place	02/05/2010	Portland	OR	Office	50,888	(9,074)	41,814
Horizon Tech Center	06/17/2010	San Diego	CA	Office	28,136	—	28,136
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	216,343	(30,307)	186,036
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	31,639	(5,167)	26,472
Granite Tower	12/16/2010	Denver	CO	Office	153,769	(23,207)	130,562
National City Tower	12/17/2010	Louisville	KY	Office	115,342	(22,059)	93,283
Gateway Corporate Center	01/26/2011	Sacramento	CA	Office	44,959	(7,273)	37,686
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	—	119,384
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	230,942	(12,661)	218,281
					$1,605,506	$(233,122)	$1,372,384
As of September 30, 2014, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Corporate Technology Centre	San Jose, CA	610,083	$218,281	12.8%	$18,537	$30.38	100%
Union Bank Plaza	Los Angeles, CA	627,334	186,036	10.9%	21,488	38.54	89%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2014, the leases had remaining terms, excluding options to extend, of up to 15.1 years with a weighted-average remaining term of 8.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.3 million and $4.6 million as of September 30, 2014 and December 31, 2013, respectively.
During the nine months ended September 30, 2014 and 2013, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $5.1 million and $9.9 million, respectively. As of September 30, 2014 and December 31, 2013, the cumulative deferred rent balance was $42.7 million and $38.0 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $4.0 million and $3.3 million of unamortized lease incentives as of September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

October 1, 2014 through December 31, 2014	$38,010
2015	148,671
2016	140,248
2017	126,135
2018	104,372
Thereafter	333,676
$891,112
As of September 30, 2014, the Company had over 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	41	$33,380	21.2%
Computer System Design & Programming	13	27,897	17.7%
Legal Services	51	19,205	12.2%
		$80,482	51.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of September 30, 2014. During the nine months ended September 30, 2014 and 2013, the Company recorded bad debt expense of $0.5 million and $0.5 million, respectively. As of September 30, 2014, the Company had a bad debt expense reserve of approximately $0.7 million, which represents less than 1% of its annualized base rent.
As of September 30, 2014, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2)
Union Bank	Union Bank Plaza	Finance	383,785	6.1%	$15,857	10.0%	$41.32	09/30/2016 / 01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of September 30, 2014 and does not take into account any tenant renewal or termination options.
Geographic Concentration Risk
As of September 30, 2014, the Company’s net investments in real estate in California and New Jersey represented 27.7% and 18.3% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
During the three and nine months ended September 30, 2014, the Company recorded impairment charges of $3.9 million and $5.0 million, respectively. The impairment charges during the three and nine months ended September 30, 2014 included $3.9 million of impairments with respect to two real estate properties that were reclassified from held for sale to held for investment. The impairment charge was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense and rental income (related to the amortization of above-market lease assets and below-market lease liabilities). See Note 7, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2014 and December 31, 2013, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Cost	$147,027	$167,904	$20,543	$25,527	$(37,367)	$(39,487)
Accumulated Amortization	(70,681)	(74,469)	(8,185)	(9,363)	23,614	21,544
Net Amount	$76,346	$93,435	$12,358	$16,164	$(13,753)	$(17,943)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(5,080)	$(10,343)	$(1,684)	$(2,451)	$1,349	$1,828

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(20,310)	$(31,216)	$(6,761)	$(7,201)	$4,894	$5,586

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of September 30, 2014 and December 31, 2013, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2014 (1)	Book Value as of September 30, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$14,373	$14,386	$14,477	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage
Reston, Virginia	01/17/2012	Office	Mortgage	58,687	58,709	58,781	7.5%	7.6%	02/01/2017
Tuscan Inn First Mortgage Origination (5)
San Francisco, California	01/21/2010	Hotel	Mortgage	—	—	20,077	(5)	(5)	(5)
Chase Tower First Mortgage Origination (6)
Austin, Texas	01/25/2010	Office	Mortgage	—	—	58,820	(6)	(6)	(6)
Pappas Commerce First Mortgage Origination (7)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	—	—	32,673	(7)	(7)	(7)
				$73,060	$73,095	$184,828
_____________________
(1) Outstanding principal balance as of September 30, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2014, using the interest method, annualized and divided by the average amortized cost basis of the investment. The contractual interest rates and annualized effective interest rates presented are as of September 30, 2014.
(4) Maturity dates are as of September 30, 2014; subject to certain conditions, the maturity dates of certain real estate loans receivable may be extended beyond the maturity date shown.
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
The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2014 (in thousands):

Real estate loans receivable - December 31, 2013	$184,828
Principal repayments received on real estate loans receivable	(152)
Payoff of real estate loans receivable	(111,688)
Amortization of closing costs and origination fees on real estate loans receivable	107
Real estate loans receivable - September 30, 2014	$73,095

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

For the three and nine months ended September 30, 2014 and 2013, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual interest income	$1,401	$7,313	$6,322	$21,597
Prepayment fee received on real estate loan receivable	—	—	4,917	—
Accretion of purchase discounts	—	1,416	—	4,075
Amortization of closing costs and origination fees	(5)	(143)	107	(414)
Interest income from real estate loans receivable	$1,396	$8,586	$11,346	$25,258
As of September 30, 2014 and December 31, 2013, interest receivable from real estate loans receivable was $0.5 million and $1.3 million, respectively, and was included in rents and other receivables.

6.	MARKETABLE SECURITIES
During the nine months ended September 30, 2014, the Company invested in marketable securities for cash management purposes, which it classified as available-for-sale. The following summarizes the activity related to the Company’s investments in marketable securities for the nine months ended September 30, 2014 (in thousands):

Marketable securities - December 31, 2013	$—
Investments in marketable securities	529,997
Unrealized losses on marketable securities	(313)
Sale of marketable securities	(529,684)
Marketable securities - September 30, 2014	$—
During the three and nine months ended September 30, 2014, the Company recognized net income from marketable securities of $0.5 million and $0.6 million, respectively, which included a loss of $0.3 million and $0.3 million, respectively, in connection with the sale of marketable securities. During the three and nine months ended September 30, 2014, the Company recognized interest income from marketable securities of $0.9 million and $1.0 million, respectively.

7.	REAL ESTATE HELD FOR SALE
During the nine months ended September 30, 2014, the Company disposed of seven office properties, one industrial property and a leasehold interest in one industrial property. Additionally, as of September 30, 2014, the Company classified one office property and a portfolio of four industrial properties with an aggregate net book value of $81.4 million as held for sale. In accordance with the Company’s early adoption of ASU No. 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. The results of operations for all properties that were sold during the nine months ended September 30, 2014 or classified as held for sale as of September 30, 2014 are included in continuing operations on the Company’s consolidated statements of operations. For more information, see Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards Update.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The following table summarizes certain revenue and expenses for the Company’s real estate properties that were sold or were held for sale during the three and nine months ended September 30, 2014 and 2013, which were included in continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental income	$4,690	$24,769	$52,405	$74,180
Tenant reimbursements	2,090	11,008	24,590	32,278
Other operating income	161	544	1,221	1,645
Total revenues	6,941	36,321	78,216	108,103
Expenses
Operating, maintenance, and management	1,446	6,884	15,626	19,973
Real estate taxes and insurance	1,322	6,738	14,636	19,946
Asset management fees to affiliate	468	2,351	5,037	6,952
General and administrative expenses	(322)	12	61	10
Depreciation and amortization	477	11,836	13,134	35,476
Interest expense	15,965	6,582	29,961	19,903
Impairment charge on real estate	—	—	1,075	—
Total expenses	$19,356	$34,403	$79,530	$102,260
During the nine months ended September 30, 2014, the Company recorded an impairment charge of $1.1 million related to a real estate property that was sold. The impairment charge represents the difference between the carrying value of the real estate and the fair value of the real estate (based on the sales price), less costs to sell.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charge	$94,052	$1,169,666
Accumulated depreciation and amortization	(17,378)	(138,934)
Real estate held for sale, net	76,674	1,030,732
Other assets	4,835	77,481
Total assets related to real estate held for sale	$81,509	$1,108,213
Liabilities related to real estate held for sale
Notes payable	56,228	628,780
Other liabilities	—	5,040
Total liabilities related to real estate held for sale	$56,228	$633,820

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

8.	NOTES PAYABLE
As of September 30, 2014 and December 31, 2013, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Principal as of September 30, 2014	Principal as of December 31, 2013	Contractual Interest Rate as of September 30, 2014(1)	Effective Interest Rate as of September 30, 2014 (1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$92,376	$105,000	One-month LIBOR + 1.80% (3)	3.1%	Interest Only	06/21/2017
300 N. LaSalle Building Mortgage Loan (4)	—	348,061	(4)	(4)	(4)	(4)
Union Bank Plaza Mortgage Loan (5)	105,000	105,000	One-month LIBOR + 1.75%	3.5%	Interest Only	09/15/2015
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Mortgage Loan #1 (6)	249,526	341,544	One-month LIBOR + 2.15%	3.3%	Interest Only	01/27/2016
601 Tower Mortgage Loan (7)	—	16,320	(7)	(7)	(7)	(7)
CityPlace Tower Mortgage Loan (8)	—	71,000	(8)	(8)	(8)	(8)
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Portfolio Mortgage Loan #2 (9)	—	75,628	(9)	(9)	(9)	(9)
Portfolio Mortgage Loan #3 (10)	107,640	141,000	One-month LIBOR + 1.75% - 1.85%	2.4%	Interest Only	03/01/2016
Corporate Technology Centre Mortgage Loan (11)	140,000	140,000	3.50%	3.5%	(11)	04/01/2020
300-600 Campus Drive Revolving Loan (12)	78,000	78,000	One-month LIBOR + 2.05% (12)	2.9%	Interest Only	08/01/2016
	$872,342	$1,521,353
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2014. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of September 30, 2014, where applicable. For further information regarding the Company’s derivative instruments, see Note 10, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2014; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On June 4, 2014, in connection with the sale of Mountain View Corporate Center, the borrowing capacity under the Amended and Restated Portfolio Revolving Loan Facility was reduced from $145.0 million to $128.3 million. As of September 30, 2014, the Amended and Restated Portfolio Revolving Loan Facility was secured by 350 E. Plumeria Building, Pierre Laclede Center and One Main Place. As of September 30, 2014, the $92.4 million non-revolving portion had been funded, and the $35.9 million revolving portion remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(4) On July 7, 2014, in connection with the disposition of the 300 N. LaSalle Building, the Company repaid the entire $344.6 million principal balance and all other sums due under this loan, including a prepayment penalty of $13.7 million.
(5) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of September 30, 2014, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(6) As of September 30, 2014, the Portfolio Mortgage Loan #1 was secured by Horizon Tech Center, Crescent VIII, National City Tower, Granite Tower, Gateway Corporate Center and I-81 Industrial Portfolio. On July 10, 2014, in connection with the disposition of Torrey Reserve West, the Company repaid $16.8 million of principal due under this loan and Torrey Reserve West was released as security from Portfolio Mortgage Loan #1. On July 25, 2014, in connection with the disposition of Two Westlake Park, the Company repaid $53.1 million of principal due under this loan and Two Westlake Park was released as security from Portfolio Mortgage Loan #1.
(7) On June 11, 2014 in connection with the disposition of 601 Tower at Carlson Center, the Company paid off the outstanding principal balance and all other sums due under this loan.
(8) On August 21, 2014 in connection with the disposition of CityPlace Tower, the Company paid off the outstanding principal balance and all other sums due under this loan.
(9) On June 9, 2014, in connection with the payoff of the Pappas Commerce First Mortgage Loan, the Company repaid the outstanding principal balance due and all other sums under Portfolio Mortgage Loan #2.
(10) On March 6, 2013, the Company entered into a three-year senior secured credit facility for borrowings of up to $235.0 million, of which $141.0 million was non-revolving debt and $94.0 million was revolving debt. On June 27, 2014, in connection with the sale of Metropolitan Center, the borrowing capacity under Portfolio Mortgage Loan #3 was reduced to $179.4 million, of which $107.6 million is non-revolving debt and $71.8 million is revolving debt. As of September 30, 2014, the principal balance consisted of the $107.6 million non-revolving portion. The revolving portion of $71.8 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of September 30, 2014, the Portfolio Mortgage Loan #3 was secured by the 100 & 200 Campus Drive Buildings and Willow Oaks Corporate Center.
(11) Monthly payments are initially interest-only. Beginning on May 1, 2017, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(12) On July 10, 2013, the Company entered into a three-year senior secured credit facility for borrowings of up to $120.0 million, of which $95.0 million is non-revolving debt and $25.0 million is revolving debt. As of September 30, 2014, the principal balance consisted of $78.0 million of the non-revolving portion. The remaining non-revolving portion of $17.0 million and the revolving portion of $25.0 million remain available for future disbursements, subject to certain terms and conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

As of September 30, 2014 and December 31, 2013, the Company’s deferred financing costs were $3.8 million and $5.7 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2014, the Company incurred $25.0 million and $54.9 million of interest expense, respectively. During the three and nine months ended September 30, 2013, the Company incurred $19.1 million and $50.6 million of interest expense, respectively. As of September 30, 2014 and December 31, 2013, $2.3 million and $4.5 million, respectively, of interest expense were payable. Included in interest expense for the three and nine months ended September 30, 2014 were $1.1 million and $3.8 million of amortization of deferred financing costs, and $14.0 million and $14.6 million of prepayment penalties, respectively. Included in interest expense for the three and nine months ended September 30, 2013 were $0.9 million and $2.4 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $4.1 million and $9.6 million for the three and nine months ended September 30, 2014, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $2.7 million and $7.6 million for the three and nine months ended September 30, 2013, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2014 (in thousands):

October 1, 2014 through December 31, 2014	$—
2015	185,000
2016	454,965
2017	94,157
2018	2,750
Thereafter	135,470
$872,342
Certain of the Company’s notes payable contain financial debt covenants. As of September 30, 2014, the Company was in compliance with these debt covenants.

9.	OTHER COMPREHENSIVE INCOME (LOSS)
The following summarizes the Company’s other comprehensive income (loss) for the nine months ended September 30, 2014 (in thousands):

	Derivative Instruments	Marketable Securities	Total
Accumulated other comprehensive loss - December 31, 2013	$(10,313)	$—	$(10,313)
Unrealized gains (losses)	(1,923)	(313)	(2,236)
Reclassification adjustment realized in net income (effective portion)	5,818	—	5,818
Reclassification of unrealized losses due to hedge ineffectiveness	3,207	—	3,207
Reclassifications of realized losses related to swap terminations	521	—	521
Reclassifications of realized losses related to marketable securities	—	313	313
Accumulated other comprehensive loss - September 30, 2014	$(2,690)	$—	$(2,690)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

10.	DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. The Company does not enter into derivatives for speculative purposes.
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2014 and December 31, 2013. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instruments	September 30, 2014		December 31, 2013		Reference Rate as of September 30, 2014	Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate Swaps (1)	11	$613,513	16	$842,150	One-month LIBOR/ Fixed at 0.50% - 2.39%	1.35%	1.6
_____________________
(1) During the nine months ended September 30, 2014, the Company terminated two interest rate swap agreements and paid an aggregate breakage fee of $0.2 million. In addition, the Company dedesignated 11 interest rate swap instruments due to the anticipated early repayment of debt in connection with asset sales. The Company dedesignated these hedged instruments due to certain hedged forecasted transactions no longer being probable beyond the projected asset sale date. As of September 30, 2014, none of the Company’s interest rate swaps were designated as cash flow hedges.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

Derivative Instruments	Balance Sheet Location	September 30, 2014		December 31, 2013
		Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Deferred financing costs, prepaid expenses and other assets, at fair value	2	$223	2	$225
Interest Rate Swaps	Other liabilities, at fair value	9	$(5,973)	14	$(10,260)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) and as other comprehensive income in the accompanying consolidated statements of stockholders’ equity. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  The change in fair value of the ineffective portion is recognized directly in earnings. With respect to swap agreements that were terminated for which it remains probable that the original hedged forecasted transactions (i.e., LIBOR-based debt service payments) will occur, the loss related to the termination of these swap agreements is included in accumulated other comprehensive income (loss) and is reclassified into earnings over the period of the original forecasted hedged transaction. The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives designated as hedging instruments
Amount of loss recognized on interest rate swaps (effective portion)	$1,694	$2,484	$5,818	$6,985
Unrealized losses due to hedge ineffectiveness	2,385	—	3,207	—
Reclassification of realized losses related to swap terminations	—	256	521	613
	4,079	2,740	9,546	7,598
Derivatives not designated as hedging instruments
Unrealized (gain) loss on interest rate swaps	(5)	—	35	—
	(5)	—	35	—
Increase in interest expense as a result of derivatives	$4,074	$2,740	$9,581	$7,598

11.	FAIR VALUE DISCLOSURES
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
September 30, 2014
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of September 30, 2014 and December 31, 2013, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$73,060	$73,095	$73,552	$184,900	$184,828	$190,485
Financial liabilities:
Notes payable	$872,342	$872,342	$873,250	$1,521,353	$1,521,353	$1,526,075

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
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
During the nine months ended September 30, 2014, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	223	—	223	—
Liability derivatives	(5,973)	—	(5,973)	—

12.	RELATED PARTY TRANSACTIONS
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
During the nine months ended September 30, 2014 and 2013, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2014 and 2013, respectively, and any related amounts payable as of September 30, 2014 and December 31, 2013 (in thousands):

	Incurred		Incurred		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Expensed
Asset management fees	$3,829	$6,079	$15,164	$17,563	$—	$—
Reimbursement of operating expenses (1)	39	44	112	102	—	—
Acquisition fees	—	—	—	1,797	—	—
Disposition fees (2)	11,591	—	14,154	—	—	—
	$15,459	$6,123	$29,430	$19,462	$—	$—
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $39,000 and $44,000 for the three months ended September 30, 2014 and 2013, respectively, and $112,000 and $102,000 for the nine months ended September 30, 2014 and 2013, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2014 and 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.
On July 29, 2010, the Company, through an indirect wholly owned subsidiary, KBSII 300 North LaSalle, LLC (the “Owner”), purchased the 300 N. LaSalle Building. On May 16, 2014, after a competitive bidding process overseen by HFF, Inc., an unaffiliated independent third party, the Owner entered into a purchase and sale agreement and escrow instructions for the sale of the 300 N. LaSalle Building to an affiliate of the Irvine Company, 300 North LaSalle LLC (the “Purchaser”). Donald Bren is the chairman and owner of the Purchaser and the Irvine Company and the brother of Peter Bren (one of the Company’s executive officers and sponsors). On July 7, 2014, the Company completed the sale of the 300 N. LaSalle Building to the Purchaser for $850.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2014 and 2013 and total assets and total liabilities for each reportable segment as of September 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Real estate segment (1)	$53,334	$83,660	$218,465	$247,087
Real estate-related segment	1,396	8,586	11,346	25,258
Total segment revenues	54,730	92,246	229,811	272,345
Corporate-level	864	—	953	—
Total revenues	$55,594	$92,246	$230,764	$272,345
Interest Expense:
Real estate segment (1)	$25,040	$17,878	$53,895	$46,718
Real estate-related segment	—	1,152	993	3,424
Total segment interest expense	25,040	19,030	54,888	50,142
Corporate-level	—	93	—	472
Total interest expense	$25,040	$19,123	$54,888	$50,614
NOI:
Real estate segment (1)	$5,277	$30,900	$71,417	$98,608
Real estate-related segment	1,258	6,870	9,702	20,170
Total segment NOI	6,535	37,770	81,119	118,778
Corporate-level	864	—	953	—
Total NOI	$7,399	$37,770	$82,072	$118,778

	As of September 30,	As of December 31,
	2014	2013
Assets:
Real estate segment	$1,473,070	$1,514,167
Real estate-related segment	73,599	229,457
Total segment assets	1,546,669	1,743,624
Real estate held for sale	81,509	1,108,213
Corporate-level (2)	75,573	102,463
Total assets	$1,703,751	$2,954,300
Liabilities:
Real estate segment	$879,008	$893,237
Real estate-related segment	—	75,820
Total segment liabilities	879,008	969,057
Real estate held for sale	56,228	633,820
Corporate-level (3)	6,956	11,379
Total liabilities	$942,192	$1,614,256
_____________________
(1) Amounts include properties sold and properties held for sale. See Note 7, “Real Estate Held for Sale” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $75.1 million and $102.2 million as of September 30, 2014 and December 31, 2013, respectively.
(3) As of September 30, 2014 and December 31, 2013, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$308,131	$5,590	$378,276	$21,454
Gain on sales of real estate, net	(322,811)	—	(369,458)	—
Loss on sale of marketable securities	331	—	331	—
Other interest income	(133)	(6)	(188)	(21)
Real estate acquisition fees to affiliates	—	—	—	1,797
Real estate acquisition fees and expenses	—	—	—	623
General and administrative expenses	1,106	1,347	3,909	3,684
Depreciation and amortization	16,835	30,746	64,187	90,769
Impairment charge on real estate	3,940	—	5,015	—
Corporate-level interest expense	—	93	—	472
NOI	$7,399	$37,770	$82,072	$118,778

14.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2014.
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
September 30, 2014
(unaudited)

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 1, 2014, the Company paid distributions of $6.3 million, which related to distributions declared for September 2014 in the amount of $0.03277397 per share of common stock to stockholders of record as of the close of business on September 26, 2014. On November 3, 2014, the Company paid distributions of $6.5 million, which related to distributions declared for October 2014 in the amount of $0.03386644 per share of common stock to stockholders of record as of the close of business on October 29, 2014.
Distributions Declared
On November 10, 2014, the Company’s board of directors declared a November 2014 distribution in the amount of $0.03277397 per share of common stock to stockholders of record as of the close of business on November 26, 2014, which the Company expects to pay on or about December 1, 2014.
Purchase and Sale Agreements for Real Estate Properties Subsequent to September 30, 2014
Crescent VIII
On May 26, 2010, the Company, through an indirect wholly owned subsidiary, purchased a four-story office building containing 82,265 rentable square feet located on approximately 4.2 acres of land in Greenwood Village, Colorado (“Crescent VIII”). On October 30, 2014, the Company entered into a purchase and sale agreement and escrow instructions for the sale of Crescent VIII to a purchaser unaffiliated with the Company or the Advisor. Pursuant to the purchase and sale agreement, the sale price for Crescent VIII is $17.25 million, subject to certain concessions and credits that will be finalized at closing. There can be no assurance that the Company will complete the sale of Crescent VIII. The purchaser would be obligated to purchase Crescent VIII only after satisfaction of agreed upon closing conditions. In some circumstances, if the purchaser fails to complete the acquisition, it may forfeit up to $0.5 million of earnest money.
I-81 Industrial Portfolio
On February 16, 2011, the Company, through an indirect wholly owned subsidiary, purchased a portfolio of four industrial properties containing an aggregate of 1,644,480 rentable square feet and encompassing an aggregate of 133.4 acres of land located in Pennsylvania (“I-81 Industrial Portfolio”). On November 3, 2014, the Company entered into a purchase and sale agreement and escrow instructions for the sale of I-81 Industrial Portfolio to a purchaser unaffiliated with the Company or the Advisor. Pursuant to the purchase and sale agreement, the aggregate sales price for I-81 Industrial Portfolio is $105.7 million, subject to certain concessions and credits that will be finalized at closing. There can be no assurance that the Company will complete the sale of I-81 Industrial Portfolio. The purchaser would be obligated to purchase I-81 Industrial Portfolio only after satisfaction of agreed upon closing conditions. In some circumstances, if the purchaser fails to complete the acquisition, it may forfeit up to $2.0 million of earnest money.

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

•
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document, and, together with redemptions sought in connection with a stockholder’s death, “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be reviewed and adjusted from time to time. Additionally, redemptions are further subject to limitations described in our share redemption program. We currently do not expect to have funds available for ordinary redemptions in the future.

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

•
During the nine months ended September 30, 2014, we disposed of seven office properties, one industrial property and a leasehold interest in one industrial property. Additionally, as of September 30, 2014, we had classified one office property and a portfolio of four industrial properties with an aggregate net book value of $81.4 million as held for sale. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, will increase as a percentage of our cash flow from operations and this increase could be significant.

All forward-looking statements should be read in light of the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, each filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and we intend to continue to operate in such a manner. We have invested in a diverse portfolio of real estate and real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by our advisor, KBS Capital Advisors LLC, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate and real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
We own a diverse portfolio of real estate and real estate-related investments. As of September 30, 2014, we owned 19 real estate properties (consisting of 13 office properties, one office/flex property, a portfolio of four industrial properties and an office campus consisting of eight office buildings) and two real estate loans receivable. As of September 30, 2014, two of our real estate properties were classified as held for sale.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. Through May 29, 2014, we sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of September 30, 2014, we had redeemed 22,851,354 shares sold in our offering for $228.4 million.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
As a direct result of the recent recession, the Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. Through this program, the Federal Reserve injected trillions of U.S. dollars into the global financial markets through the purchases of U.S. treasury bonds and mortgage backed securities. At present, it is unclear what the final cost or impact of this program will be. In July 2014, the Federal Reserve announced plans to end the purchase of securities by October 2014. The imminent end of this program has shifted investor focus from QE to the timing of an eventual interest rate increase by the Federal Reserve.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the United States, recent economic data has been improving. Slow and steady growth in the labor markets has driven unemployment below 6%. The U.S. labor participation rate continues to be less than optimal at 62.7% as of September 2014 and personal income growth remained muted at 0.3% as of August 2014. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record level stock market valuations and rebounding home prices. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate level. In the fourth quarter of 2013, U.S. GDP increased at an annual rate of 3.5%, which was followed by a decrease in U.S. GDP of 2.1% in the first quarter of 2014. In the second quarter of 2014, U.S. GDP grew at an annual rate of 4.6% and the current consensus expectation for overall U.S. GDP growth in 2014 is a modest 2.2%.
The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. By 2014, the commercial real estate market recovery had spread to secondary and tertiary markets and to most asset classes. The U.S. commercial real estate market has continued to gain favor as an alternative investment class and capital flows continue to improve. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
After several years of improving market conditions, the recovery in the U.S. residential real estate market has recently begun to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes has slowed and stringent mortgage lending standards have reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities terminated on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
From a global standpoint, the U.S. economy is considered to be a bright spot. Recently the International Monetary Fund (“IMF”) lowered its global growth forecast from 3.7% to 3.3%. Lower than expected growth in the European Union (“EU”) and Chinese economies are the primary factors in the forecast change. Geopolitical events in the Ukraine and Middle East and the recent outbreak of the Ebola virus in Africa, and its possible spread to the rest of the world, have all been impediments to global economic growth.
Overall, despite indications of recovery in the United States and the U.K., uncertainties abound. China’s export-based economy has slowed, the EU is wrestling with the specter of deflation and another recession, and in Japan the government continues to experiment with a large-scale QE program of its own. In the United States, the Federal Reserve has stuck to its schedule for ending the QE program and we are monitoring the markets for their reaction to global economic slowing and related uncertainty. In the short-term, we anticipate that market conditions will continue to change and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Investments
While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates have become more volatile as the capital markets have prepared for the end of QE in October 2014.
Impact on Our Real Estate-Related Investments
All of our real estate-related investments are directly or indirectly secured by commercial real estate. As a result, our real estate-related investments, in general, have been and likely will continue to be impacted by the same factors impacting our real estate investments. The relatively high yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some borrowers under our loans to make contractual interest payments to us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2014, we had fixed-rate real estate loans receivable with an aggregate outstanding principal balance of $73.1 million and an aggregate carrying value (including unamortized origination and closing costs) of $73.1 million that mature in 2017 and 2018.
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
As of September 30, 2014, we had debt obligations in the aggregate principal amount of $872.3 million, which have initial maturities from 2015 through 2020. We had a total of $140.0 million of fixed rate notes payable and $732.3 million of variable rate notes payable as of September 30, 2014. The interest rates on $613.5 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of September 30, 2014, we had a total of $105.0 million of debt obligations scheduled to mature within 12 months of that date.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; special redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from our now terminated primary offering;

•	Proceeds from common stock issued under our now terminated dividend reinvestment plan;

•	Debt financings;

•	Proceeds from the sale of real estate and the repayment or sale of real estate-related investments; and

•	Cash flow generated by our real estate and real estate-related investments.
We ceased offering shares of common stock in our primary offering on December 31, 2010 and terminated our dividend reinvestment plan effective May 29, 2014. We intend to use our cash on hand, cash flow generated by our real estate and real estate-related investments, proceeds from debt financing, proceeds from the sale of real estate properties and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of September 30, 2014, we had an aggregate of $132.7 million available for future disbursements under three credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
In connection with the termination of our dividend reinvestment plan, on May 15, 2014, our board of directors approved the amendment and restatement of our share redemption program (as amended and restated the “Amended Share Redemption Program”) to provide only for special redemptions. Commencing with the June 2014 redemption date, the dollar amount limitation for special redemptions for the remainder of calendar year 2014 is $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by our board of directors. Based on historical redemption data, our board of directors believes that the $10.0 million redemption limitation for the remainder of calendar year 2014 will be sufficient for special redemptions. As of September 30, 2014, we had $8.1 million available for special redemptions for the remainder of 2014. During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. The Amended Share Redemption Program became effective on June 18, 2014. There were no other changes to the terms of special redemptions, and special redemptions will continue to be made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2014, our real estate held for investment was 89% occupied and our bad debt reserve was less than 1% of annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of September 30, 2014, the borrowers under our real estate loans receivable were current on their debt service payments to us.
During the nine months ended September 30, 2014, we disposed of seven office properties, one industrial property and a leasehold interest in one industrial property. Additionally, as of September 30, 2014, we classified one office property and a portfolio of four industrial properties with an aggregate net book value of $81.4 million as held for sale.
For the nine months ended September 30, 2014, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff or sale of real estate loans receivable and proceeds from the sales of real estate properties. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the nine months ended September 30, 2014 using cash flows from operations, proceeds from payoff or sale of our real estate loans receivable and proceeds from the sales of real estate properties. We believe that our cash on hand, cash flow from operations, availability under our credit facilities, proceeds from the sales of real estate properties and the repayment of our real estate loans receivable will be sufficient to meet our liquidity needs for the foreseeable future.
On July 8, 2014, August 5, 2014 and August 29, 2014, our board of directors declared special distributions in the amount of $3.75, $0.30 and $0.45, respectively, per share on the outstanding shares of our common stock for an aggregate amount of $4.50 per share of common stock, to stockholders of record as of the close of business on September 15, 2014. These special distributions were funded from the proceeds from the dispositions of real estate properties between May 2014 and August 2014, as well as cash on hand resulting primarily from the repayment or sale of real estate loans during 2013 and 2014. These special distributions will constitute a return of a portion of the stockholders’ invested capital for federal income tax purposes. Each stockholder is urged to consult his or her tax advisor regarding the tax consequences of our distributions in light of his or her particular investment or tax circumstances.
On September 22, 2014, our board of directors approved an estimated value per share of our common stock of $6.05 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of June 30, 2014, adjusted for the impact of the special distributions to stockholders of record as of the close of business on September 15, 2014. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see our Current Report on Form 8-K dated September 22, 2014 and filed with the SEC on September 23, 2014.
Our cash flow from operations will decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update in December 2014.
Cash Flows from Operating Activities
As of September 30, 2014, we owned 19 real estate properties (consisting of 13 office properties, one office/flex property, a portfolio consisting of four industrial properties and an office campus consisting of eight office buildings) and two real estate loans receivable. As of September 30, 2014, one office property and a portfolio of four industrial properties, with an aggregate net book value of $81.4 million, were classified as held for sale. During the nine months ended September 30, 2014, net cash provided by operating activities was $60.0 million, compared to $98.1 million during the nine months ended September 30, 2013. Net cash provided by operating activities decreased in 2014 primarily as a result of the sales of real estate properties and the payoff or sale of real estate loans receivable. We anticipate additional asset sales in the future.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash provided by investing activities was $1.5 billion for the nine months ended September 30, 2014, and primarily consisted of the following:

•	$1.4 billion of proceeds from the sale of seven office properties, one industrial property and a leasehold interest in one industrial property;

•	$530.0 million used for investments in marketable securities, offset by proceeds from the sale of marketable securities of $529.7 million;

•	$111.7 million of proceeds from the payoff or sale of three real estate loans receivable; and

•	$20.1 million used for improvements to real estate.
Cash Flows from Financing Activities
During the nine months ended September 30, 2014, net cash used in financing activities was $1.6 billion and consisted primarily of the following:

•	$649.0 million of principal payments on notes payable;

•	$43.5 million of cash used for redemptions of common stock; and

•	$925.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $26.9 million.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the acquisition and origination of our assets and pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we pay our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. We also reimbursed our advisor and our dealer manager for certain offering costs related to our now terminated dividend reinvestment plan and will continue to reimburse our advisor and our dealer manager for certain stockholder services.
As of September 30, 2014, we had $88.3 million of cash and cash equivalents and up to $132.7 million available for future disbursements under our credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2014, our borrowings and other liabilities were approximately 47% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)(3)	$872,342	$—	$639,965	$96,907	$135,470
Interest payments on outstanding debt obligations (2)(3)	60,719	6,905	36,552	11,023	6,239
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2014 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $32.9 million, excluding non-cash interest expense of $3.6 million related to interest rate swap agreements, amortization of deferred financing costs totaling $3.8 million and $14.6 million of prepayment penalties during the nine months ended September 30, 2014.
(3) Amounts include outstanding debt obligations related to one office property and a portfolio of four industrial properties with an aggregate net book value of $81.4 million classified held for sale as of September 30, 2014. The outstanding principal balances will be paid off upon the sale of these real estate properties.
Results of Operations
Overview
As of September 30, 2013, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one individual industrial property, a leasehold interest in one industrial property and seven real estate loans receivable. Subsequent to September 30, 2013, we sold seven office properties, one industrial property and a leasehold interest in one industrial property. Additionally, we sold or received principal repayments on five of our real estate loans receivable. As a result, as of September 30, 2014, including real estate properties that were classified as held for sale, we owned 13 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and two real estate loans receivable. The results of operations presented for the nine months ended September 30, 2014 and 2013 are not directly comparable due to the dispositions of real estate properties and payoff or sale of five real estate loans receivable subsequent to September 30, 2013. In general, we expect income and expenses to decrease in future periods due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013
The following table provides summary information about our results of operations for the three months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2014	2013
Rental income	$44,602	$65,446	$(20,844)	(32)%	$(20,071)	$(773)
Tenant reimbursements	6,357	15,582	(9,225)	(59)%	(9,225)	—
Interest income from real estate loans receivable	1,396	8,586	(7,190)	(84)%	(7,212)	22
Interest income from marketable securities	864	—	864	100%	—	864
Other operating income	2,375	2,632	(257)	(10)%	(382)	125
Operating, maintenance and management costs	12,720	16,967	(4,247)	(25)%	(5,453)	1,206
Real estate taxes and insurance	6,606	12,400	(5,794)	(47)%	(5,601)	(193)
Asset management fees to affiliate	3,829	6,079	(2,250)	(37)%	(2,300)	50
General and administrative expenses	1,106	1,347	(241)	(18)%	n/a	n/a
Depreciation and amortization	16,835	30,746	(13,911)	(45)%	(10,576)	(3,335)
Interest expense	25,040	19,123	5,917	31%	8,831	(2,914)
Impairment charge on real estate	3,940	—	3,940	100%	—	3,940
Gain on sales of real estate, net	322,811	—	322,811	100%	322,811	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 related to investments disposed of on or after July 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $81.0 million for the three months ended September 30, 2013 to $51.0 million for the three months ended September 30, 2014, primarily due to the disposition of real estate properties. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties. For the three months ended September 30, 2014 and 2013, rental income and tenant reimbursements from our real estate properties sold or held for sale were $6.8 million and $35.8 million, respectively.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $8.6 million for the three months ended September 30, 2013 to $1.4 million for the three months ended September 30, 2014, primarily as a result of the payoff or sale of real estate loans receivable subsequent to September 30, 2013. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the potential impact of future principal repayments or sales of our real estate loans receivable.
Operating, maintenance and management costs decreased from $17.0 million for the three months ended September 30, 2013 to $12.7 million for the three months ended September 30, 2014. The decrease was primarily due to the disposition of real estate properties subsequent to September 30, 2013, partially offset by an increase in maintenance costs with respect to properties held throughout both periods. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties. For the three months ended September 30, 2014 and 2013, operating, maintenance and management costs from our real estate properties sold or held for sale were $1.4 million and $6.9 million, respectively.
Real estate taxes and insurance decreased from $12.4 million for the three months ended September 30, 2013 to $6.6 million for the three months ended September 30, 2014, due to the disposition of real estate properties subsequent to September 30, 2013. We expect real estate taxes and insurance to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties. For the three months ended September 30, 2014 and 2013, real estate taxes and insurance from our real estate properties sold or held for sale were $1.3 million and $6.7 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate and real estate-related investments decreased from $6.1 million for the three months ended September 30, 2013 to $3.8 million for the three months ended September 30, 2014, due to the disposition of real estate properties and the payoff or sale of real estate loans receivable subsequent to September 30, 2013. All asset management fees incurred as of September 30, 2014 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales. For the three months ended September 30, 2014 and 2013, asset management fees from our real estate properties held for sale or sold were $0.5 million and $2.4 million, respectively.
Depreciation and amortization decreased from $30.7 million for the three months ended September 30, 2013 to $16.8 million for the three months ended September 30, 2014 primarily due to the disposition of real estate properties subsequent to September 30, 2013, the classification of real estate properties to held for sale, and the reclassification of two real estate properties from held for sale to held for investment. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. We expect depreciation and amortization to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties and to an overall decrease in amortization of tenant origination costs related to lease expirations. For the three months ended September 30, 2014 and 2013, depreciation and amortization from our real estate properties sold or held for sale was $0.5 million and $11.8 million, respectively.
Interest expense increased from $19.1 million for the three months ended September 30, 2013 to $25.0 million for the three months ended September 30, 2014. Included in interest expense is the amortization of deferred financing costs of $0.9 million and $1.1 million for the three months ended September 30, 2013 and 2014, respectively. The increase in interest expense is primarily due to the payments of termination fees of $14.0 million related to loans secured by the real estate properties sold during the three months ended September 30, 2014, partially offset by an overall decrease to the average loan balance of our existing notes payable. Also included in interest expense during the three months ended September 30, 2014 was $2.2 million of unrealized swap losses primarily due to hedge ineffectiveness as a result of anticipated early repayment of debt in connection with asset sales. As of September 30, 2014, we had dedesignated all of our interest rate swaps. As a result, changes to the fair value of our interest rate swaps will be recognized directly in earnings as interest expense. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. For the three months ended September 30, 2014 and 2013, interest expense from our real estate properties sold or held for sale was $16.0 million and $6.6 million, respectively.
During the three months ended September 30, 2014, we recognized an impairment charge on real estate properties held for investment of $3.9 million with respect to two of our real estate properties that were reclassified from held for sale to held for investment. The impairment charge was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense and rental income (related to the amortization of above-market lease assets and below-market lease liabilities).
We recognized a gain on sale of real estate of $322.8 million related to the disposition of four office properties during the three months ended September 30, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2014 versus the nine months ended September 30, 2013
The following table provides summary information about our results of operations for the nine months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions and Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2014	2013
Rental income	$171,865	$192,989	$(21,124)	(11)%	$(17,504)	$(3,620)
Tenant reimbursements	38,919	46,175	(7,256)	(16)%	(8,270)	1,014
Interest income from real estate loans receivable	11,346	25,258	(13,912)	(55)%	(14,104)	192
Interest income from marketable securities	953	—	953	100%	—	953
Other operating income	7,681	7,923	(242)	(3)%	(422)	180
Operating, maintenance and management costs	47,700	49,616	(1,916)	(4)%	(4,346)	2,430
Real estate taxes and insurance	30,940	36,246	(5,306)	(15)%	(5,566)	260
Asset management fees to affiliate	15,164	17,563	(2,399)	(14)%	(2,537)	138
Real estate acquisition fees to affiliates	—	1,797	(1,797)	(100)%	(1,797)	—
Real estate acquisition fees and expenses	—	623	(623)	(100)%	(623)	—
General and administrative expenses	3,909	3,684	225	6%	n/a	n/a
Depreciation and amortization	64,187	90,769	(26,582)	(29)%	(19,428)	(7,154)
Interest expense	54,888	50,614	4,274	8%	9,691	(5,417)
Impairment charge on real estate	5,015	—	5,015	100%	1,075	3,940
Loss on sale of marketable securities	(331)	—	(331)	100%	n/a	n/a
Gain on sales of real estate, net	369,458	—	369,458	100%	369,458	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 related to investments acquired or disposed of on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $239.2 million for the nine months ended September 30, 2013 to $210.8 million for the nine months ended September 30, 2014, primarily due to the disposition of real estate properties, offset by an increase due to the acquisition of an office campus in March 2013.  Rental revenues related to real estate properties held throughout both periods decreased primarily due to a decrease in occupancy with respect to one of our real estate properties held for investment.  The decrease in rental income from real estate properties held throughout both periods was partially offset by an increase in tenant reimbursements due to higher property tax recoveries and monthly operating expense recoveries. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties. For the nine months ended September 30, 2014 and 2013, rental income and tenant reimbursements from our real estate properties sold or held for sale were $77.0 million and $106.5 million, respectively.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $25.3 million for the nine months ended September 30, 2013 to $11.3 million for the nine months ended September 30, 2014, primarily as a result of the payoff or sale of real estate loans receivable subsequent to September 30, 2013, partially offset by a prepayment fee received for the early repayment of a note receivable. Interest income included $3.7 million and $0.1 million in accretion of purchase price discounts, net of amortization of closing costs, for the nine months ended September 30, 2013 and September 30, 2014, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the potential impact of future principal repayments or sales of our real estate loans receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management costs decreased from $49.6 million for the nine months ended September 30, 2013 to $47.7 million for the nine months ended September 30, 2014. The decrease was primarily due to the disposition of real estate properties subsequent to September 30, 2013, partially offset by higher snow removal costs, and an increase in repair and maintenance costs, utility costs and lease termination fees for real estate properties held through both periods. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs to decrease in future periods due to the disposition of real estate properties and anticipated disposition of real estate properties. For the nine months ended September 30, 2014 and 2013, operating, maintenance and management costs from our real estate properties sold or held for sale were $15.6 million and $20.0 million, respectively.
Real estate taxes and insurance decreased from $36.2 million for the nine months ended September 30, 2013 to $30.9 million for the nine months ended September 30, 2014. This decrease was primarily due to the disposition of real estate properties subsequent to September 30, 2013, partially offset by an increase in real estate taxes and insurance due to the acquisition of an office campus in March 2013. We expect real estate taxes and insurance to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties. For the nine months ended September 30, 2014 and 2013, real estate taxes and insurance from our real estate properties sold or held for sale were $14.6 million and $19.9 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased from $17.6 million for the nine months ended September 30, 2013 to $15.2 million for the nine months ended September 30, 2014, due to the disposition of real estate properties and the payoff or sale of real estate loans receivable subsequent to September 30, 2013, partially offset by an increase in asset management fees as a result of the acquisition of an office campus in March 2013. All asset management fees incurred as of September 30, 2014 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales. For the nine months ended September 30, 2014 and 2013, asset management fees from our real estate properties sold or held for sale were $5.0 million and $7.0 million, respectively.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $2.4 million for the nine months ended September 30, 2013 and related to the acquisition of an office campus in March 2013. We did not incur any real estate acquisition fees and expenses during the nine months ended September 30, 2014. We do not expect to incur real estate acquisition fees and expenses in the future.
Depreciation and amortization decreased from $90.8 million for the nine months ended September 30, 2013 to $64.2 million for the nine months ended September 30, 2014 due to the disposition of real estate properties subsequent to September 30, 2013, the classification of real estate properties to held for sale, the reclassification of two real estate properties from held for sale to held for investment, and a decrease in amortization of tenant origination costs related to an early lease termination. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. This decrease was partially offset by an increase in depreciation and amortization as a result of the acquisition of an office campus in March 2013. We expect depreciation and amortization to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties and to an overall decrease in amortization of tenant origination costs related to lease expirations. For the nine months ended September 30, 2014 and 2013, depreciation and amortization from our real estate properties sold or held for sale was $13.1 million and $35.5 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense increased from $50.6 million for the nine months ended September 30, 2013 to $54.9 million for the nine months ended September 30, 2014. Included in interest expense is the amortization of deferred financing costs of $2.4 million and $3.8 million for the nine months ended September 30, 2013 and 2014, respectively. The increase in interest expense is primarily due to increased borrowings in connection with the acquisition of an office campus in March 2013 and the payments of termination fees of $14.6 million related to loans secured by the real estate properties sold during the nine months ended September 30, 2014, partially offset by an overall decrease to the average loan balance of our existing notes payable related to properties held throughout both periods. Also included in interest expense during the nine months ended September 30, 2014 was $3.1 million of unrealized swap losses primarily due to hedge ineffectiveness as a result of anticipated early repayment of debt in connection with asset sales. As of September 30, 2014, we had dedesignated all of our interest rate swap agreements. As a result, changes to the fair value of our interest rate swap agreements will be recognized directly in earnings as interest expense. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. For the nine months ended September 30, 2014 and 2013, interest expense from our real estate properties sold or held for sale was $30.0 million and $19.9 million, respectively.
During the nine months ended September 30, 2014, we recognized an impairment charge on real estate properties held for investment of $5.0 million consisting of (i) $3.9 million with respect to two of our real estate properties that were reclassified from held for sale to held for investment and (ii) $1.1 million on a real estate property sold during the nine months ended September 30, 2014. The impairment charge related to the reclassified properties was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense and rental income (related to the amortization of above-market lease assets and below-market lease liabilities).
We recognized a gain on sale of real estate of $369.5 million related to the disposition of seven office properties, one industrial property and a leasehold interest in one industrial property during the nine months ended September 30, 2014.
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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflect adjustments for the operations of properties and real estate-related investments sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties and real estate-related investments sold or held for sale as of September 30, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, prepayment fees received on notes receivable, unrealized losses on derivative instruments, acquisition fees and expenses, and prepayment fees related to the extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Unrealized losses on derivative instruments.  These adjustments include unrealized gains (losses) from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in fair value of interest rate swaps not designated as a hedge and the change in fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements;

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$308,131	$5,590	$378,276	$21,454
Depreciation of real estate assets	8,867	14,989	32,914	43,326
Amortization of lease-related costs	7,968	15,757	31,273	47,443
Impairment charge on real estate	3,940	—	5,015	—
Gain on sales of real estate, net	(322,811)	—	(369,458)	—
Loss on sale of marketable securities	331	—	331	—
FFO	6,426	36,336	78,351	112,223
Straight-line rent and amortization of above- and below-market leases	(1,074)	(2,626)	(3,259)	(8,323)
Amortization of discounts and closing costs	5	(1,273)	(107)	(3,661)
Prepayment fee received on note receivable	—	—	(4,917)	—
Prepayment fees related to the extinguishment of debt	14,037	3,711	14,583	3,711
Termination fees on derivative instruments	—	256	521	613
Unrealized losses on derivative instruments	2,380	—	3,060	—
Real estate acquisition fees to affiliates	—	—	—	1,797
Real estate acquisition fees and expenses	—	—	—	623
Adjustment to valuation of contingent purchase consideration	—	—	—	(31)
MFFO	$21,774	$36,404	$88,232	$106,952
Our calculation of MFFO above includes amounts related to the operations of nine real estate properties sold and five real estate loans receivable sold or paid off as of September 30, 2014; and one office property and a portfolio of four industrial properties held for sale as of September 30, 2014. Please refer to the table below with respect to the proportion of MFFO related to real estate properties or real estate-related investments sold or held for sale as of September 30, 2014 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
MFFO by component:
Assets held for investment	$19,174	$18,469	$57,895	$54,074
Real estate properties sold	1,148	11,561	23,895	33,829
Real estate properties held for sale	1,452	1,393	4,491	4,198
Real estate loans receivable sold or paid off	—	4,981	1,951	14,851
MFFO	$21,774	$36,404	$88,232	$106,952
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first. second and third quarters of 2014 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow From Operations
			Cash	Reinvested	Total
First Quarter 2014	$30,852	$0.160	$14,828	$16,061	$30,889	$31,400
Second Quarter 2014	31,002	0.162	20,589	10,824	31,413	26,947
Third Quarter 2014	885,896	4.644	889,844	—	889,844	1,630
	$947,750	$4.966	$925,261	$26,885	$952,146	$59,977
_____________________
(1) “Distributions Declared” and “Distributions Declared Per Share” consist of the following:

•
Our board of directors declared distributions per common share based on daily record dates for each day during the period from January 1, 2014 through August 31, 2014. Each day during the period was a record date for distributions and distributions were calculated at a rate of $0.00178082 per share per day. These distributions totaled approximately $82.9 million.

•
Our board of directors declared special distributions in the amount of $3.75, $0.30 and $0.45 per share on the outstanding shares of the Company’s common stock on July 8, 2014, August 5, 2014 and August 29, 2014, respectively, for an aggregate amount of $4.50 per share of common stock, to stockholders of record as of the close of business on September 15, 2014. These special distributions totaled approximately $858.6 million.

•
On August 29, 2014, our board of directors declared a September 2014 distribution in the amount of $0.03277397 per share of common stock to stockholders of record as of the close of business on September 26, 2014. This distribution totaled approximately $6.3 million.

(2) Assumes share was issued and outstanding each day during the period presented.
(3) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the nine months ended September 30, 2014, we paid aggregate distributions of $952.2 million, including $925.3 million of distributions paid in cash and $26.9 million of distributions reinvested through our dividend reinvestment plan (which terminated effective May 29, 2014). FFO and cash flow from operations for the nine months ended September 30, 2014 were $78.4 million and $60.0 million, respectively. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $888.2 million from the proceeds from the sales of real estate and the repayment or sale of real estate loans receivable, $60.0 million of current period cash flow from operations, and $4.0 million of cash flow from operations in excess of distributions paid for the year ended December 31, 2013. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
With the exception of the special distributions discussed below, substantially all of our distributions have been paid from cash flow from operations and FFO from current or prior periods.
During the nine months ended September 30, 2014, we disposed of seven office properties, one industrial property and a leasehold interest in one industrial property. Additionally, as of September 30, 2014, the Company classified one office property and a portfolio of four industrial properties with an aggregate net book value of $81.4 million as held for sale. On July 8, 2014, August 5, 2014 and August 29, 2014, our board of directors declared special distributions in the amount of $3.75, $0.30 and $0.45, respectively, per share on the outstanding shares of our common stock for an aggregate amount of $4.50 per share of common stock, to stockholders of record as of the close of business on September 15, 2014. These special distributions were funded from the proceeds from the dispositions of real estate properties between May 2014 and August 2014, as well as cash on hand resulting primary from the repayment or sale of real estate loans during 2013 and 2014. These special distributions will constitute a return of a portion of the stockholders’ invested capital for federal income tax purposes. Each stockholder is urged to consult his or her tax advisor regarding the tax consequences of our distributions in light of his or her particular investment or tax circumstances.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On September 22, 2014, our board of directors approved an estimated value per share of our common stock of $6.05 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of June 30, 2014, adjusted for the impact of the special distributions to stockholders of record as of the close of business on September 15, 2014. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see our Current Report on Form 8-K dated September 22, 2014 and filed with the SEC on September 23, 2014.
Our cash flow from operations will decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update in December 2014.
Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook - Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein, and the risks discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, each as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. There have been no significant changes to our policies during 2014, except for the addition of an accounting policy with respect to investments in marketable securities and the addition of an accounting policy related to the reclassification of two properties from held for sale to held for investment as follows:
Change in a Plan to Sell
When real estate is initially considered “held for sale” it is measured at the lower of its depreciated book value, or estimated fair value less estimated costs to sell. Changes in the market may compel us to decide to reclassify a property that was designated as held for sale to held for investment.  A property that is reclassified from held for sale to held for investment is measured and recorded individually at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used, or (ii) its fair value at the date of the subsequent decision not to sell. Any adjustment to the carrying amount of the property as a result of the reclassification is included in income from continuing operations as an impairment charge on real estate held for investment.

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
Distributions Paid
On October 1, 2014, we paid distributions of $6.3 million, which related to distributions declared for September 2014 in the amount of $0.03277397 per share of common stock to stockholders of record as of the close of business on September 26, 2014. On November 3, 2014, we paid distributions of $6.5 million, which related to distributions declared for October 2014 in the amount of $0.03386644 per share of common stock to stockholders of record as of the close of business on October 29, 2014.
Distributions Declared
On November 10, 2014, our board of directors declared a November 2014 distribution in the amount of $0.03277397 per share of common stock to stockholders of record as of the close of business on November 26, 2014, which we expect to pay on or about December 1, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Purchase and Sale Agreement for Real Estate Properties Subsequent to September 30, 2014
Crescent VIII
On May 26, 2010, we, through an indirect wholly owned subsidiary, purchased a four-story office building containing 82,265 rentable square feet located on approximately 4.2 acres of land in Greenwood Village, Colorado (“Crescent VIII”). On October 30, 2014, we entered into a purchase and sale agreement and escrow instructions for the sale of Crescent VIII to a purchaser unaffiliated with us or our advisor. Pursuant to the purchase and sale agreement, the sale price for Crescent VIII is $17.25 million, subject to certain concessions and credits that will be finalized at closing. There can be no assurance that we will complete the sale of Crescent VIII. The purchaser would be obligated to purchase Crescent VIII only after satisfaction of agreed upon closing conditions. In some circumstances, if the purchaser fails to complete the acquisition, it may forfeit up to $0.5 million of earnest money.
I-81 Industrial Portfolio
On February 16, 2011, we, through an indirect wholly owned subsidiary, purchased a portfolio of four industrial properties containing an aggregate of 1,644,480 rentable square feet and encompassing an aggregate of 133.4 acres of land located in Pennsylvania (“I-81 Industrial Portfolio”). On November 3, 2014, we entered into a purchase and sale agreement and escrow instructions for the sale of I-81 Industrial Portfolio to a purchaser unaffiliated with us or our advisor. Pursuant to the purchase and sale agreement, the aggregate sales price for I-81 Industrial Portfolio is $105.7 million, subject to certain concessions and credits that will be finalized at closing. There can be no assurance that we will complete the sale of I-81 Industrial Portfolio. The purchaser would be obligated to purchase I-81 Industrial Portfolio only after satisfaction of agreed upon closing conditions. In some circumstances, if the purchaser fails to complete the acquisition, it may forfeit up to $2.0 million of earnest money.

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
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2014, the fair value and carrying value of our fixed rate real estate loans receivable were $73.6 million and $73.1 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2014, the fair value of our fixed rate debt was $138.8 million and the carrying value of our fixed rate debt was $140.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2014, we were exposed to market risks related to fluctuations in interest rates on $118.8 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $613.5 million of our variable rate debt. Based on interest rates as of September 30, 2014, if interest rates were 100 basis points higher during the 12 months ending September 30, 2015, interest expense on our variable rate debt would increase by $1.2 million. As of September 30, 2014, one-month LIBOR was 0.1525% and if this index was reduced to 0% during the 12 months ending September 30, 2015, interest expense on our variable rate debt would decrease by $0.2 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of September 30, 2014 was 7.6%. The weighted-average annual effective interest rate represents the effective interest rate as of September 30, 2014, using the interest method, which we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2014 were 3.5% and 3.1%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of September 30, 2014, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.
During the nine months ended September 30, 2014, we sold nine properties and classified one office property and a portfolio of four industrial properties with an aggregate net book value of $81.4 million as of September 30, 2014 as held for sale. As a result, our general and administrative expenses as a percentage of our cash flow from operations will increase and this increase could be significant.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements and our real estate-related investments generate cash flow in the form of interest income. During the nine months ended September 30, 2014, we disposed of seven office properties, one industrial property and a leasehold interest in one industrial property and as of September 30, 2014, we had classified one office property and a portfolio of four industrial properties with an aggregate net book value of $81.4 million as held for sale. As as result, our cash flow from operations has decreased. Our general and administrative expenses are not directly related to the size of our portfolio and thus will not decrease proportionately. As a result, our general and administrative expenses as a percentage of cash flow from operations will increase and, depending on the amount of assets we sell, this increase could be significant.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)
On May 15, 2014, our board of directors approved the termination of our dividend reinvestment plan, which termination was effective May 29, 2014, and the amendment and restatement of our share redemption program (the “Amended Share Redemption Program”). The Amended Share Redemption Program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the Amended Share Redemption Program, and together with redemptions sought in connection with a stockholder’s death, “special redemptions”) and is limited as further described below. For the terms of our share redemption program, prior to effectiveness of our Amended Share Redemption Program on June 18, 2014, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC.

Upon effectiveness of the Amended Share Redemption Program on June 18, 2014, the terms of our share redemption program were as follows:
Our Amended Share Redemption Program provides only for special redemptions. In addition, during each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders.
Such redemptions are also subject to other limitations described in our Amended Share Redemption Program, including:

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Commencing with the June 2014 redemption date, the dollar amount limitation for special redemptions for the remainder of calendar year 2014 is $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors. Based on historical redemption data, the board of directors believes that the $10.0 million redemption limitation for the remainder of calendar year 2014 will be sufficient for special redemptions. As of September 30, 2014, we had $8.1 million available for special redemptions for the remainder of 2014. There were no other changes to the terms of special redemptions, and special redemptions will continue to be made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future.
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
Redemption Price
On December 18, 2013, our board of directors approved an estimated value per share of our common stock of $10.29 (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, as of September 30, 2013, with the exception of our real estate properties, which were appraised as of November 30, 2013. This estimated value per share was used to calculate the redemption price effective for the December 2013 redemption date, which was December 31, 2013, and was used to calculate the redemption price until our estimated value per share was updated on September 22, 2014. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December 2013 estimated value per share, see our Annual Report on Form 10-K for the year ended December 31, 2013 at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
On September 22, 2014, our board of directors approved an estimated value per share of our common stock of $6.05 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of June 30, 2014, adjusted for the impact of the $4.50 special distribution declared subsequent to June 30, 2014 and paid on September 23, 2014. The change in the redemption price was effective for the September 2014 redemption date, which was September 30, 2014 and will be used to calculate the redemption price until our estimated value per share is updated. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share in December 2014, but we are not required to update our estimated value per share more frequently than every 18 months. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K dated September 22, 2014 and filed with the SEC September 23, 2014 .
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

We funded redemptions during the nine months ended September 30, 2014 with proceeds from our now terminated dividend reinvestment plan. During the nine months ended September 30, 2014, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	869,191	$10.25	(3)
February 2014	720,046	$10.22	(3)
March 2014	1,378,375	$10.22	(3)
April 2014	509,250	$10.25	(3)
May 2014	594,129	$10.26	(3)
June 2014	52,752	$10.29	(3)
July 2014	59,355	$10.29	(3)
August 2014	42,560	$10.29	(3)
September 2014	40,156	$6.05	(3)
Total	4,265,814
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
(2) The prices at which we redeem shares under the program are set forth above for redemption dates from June 2014 through September 2014. For the prices at which we redeemed shares for redemption dates from January 2014 to May 2014, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC.
(3) As of September 30, 2014, we limit the dollar value of shares that may be redeemed under our Amended Share Redemption Program as described above. For the nine months ended September 30, 2014, we redeemed $43.5 million of shares, which represented all redemption requests received in good order and eligible for redemption through the September 2014 redemption date. Based on the redemption limitations described above in the Amended Share Redemption Program and redemptions through September 30, 2014, we may redeem up to $8.1 million of shares in connection with special redemptions for the remainder of 2014.
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

10.1	Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank of California, N.A., dated as of October 8, 2008

10.2	First Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank of California, N.A., dated as of November 17, 2008

10.3	Second Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank, N.A., dated as of July 10, 2009

10.4	Commencement Letter for Second Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank, N.A., dated as of August 21, 2009

10.5	Third Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank, N.A., dated as of April 14, 2010

10.6	Fourth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank, N.A., dated as of August 10, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eighth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 19, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	November 12, 2014	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 12, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)