Form 10-K
period 2014-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2015-03-09
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-53649
______________________________________________________
KBS REAL ESTATE INVESTMENT TRUST II, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	26-0658752
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 Newport Center Drive, Suite 700 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 18, 2013, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.29 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2013, with the exception of the Company’s real estate properties, which were appraised as of November 30, 2013. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 18, 2013, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013. On September 22, 2014, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $6.05 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of June 30, 2014, adjusted for the impact of the $4.50 special distribution declared subsequent June 30, 2014. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of September 22, 2014, see Registrant’s Current Report on Form 8-K filed on September 23, 2014. On December 4, 2014, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $5.86 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 4, 2014, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
There were approximately 190,872,554 shares of common stock held by non-affiliates as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 3, 2015, there were 190,503,123 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders

FORWARD-LOOKING STATEMENTS
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

•
During the year ended December 31, 2014, we disposed of nine office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property and received the repayment of three of our real estate loans receivable. Additionally, as of December 31, 2014, we had classified three office properties with an aggregate net book value of $366.1 million as held for sale. As of March 3, 2015, one of the office properties held for sale was disposed of and two office properties were reclassified back to held for investment. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, will increase as a percentage of our cash flow from operations and this increase could be significant.

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
On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2014, we had redeemed 23,043,534 of the shares sold in our offering for $229.5 million.
As of December 31, 2014, we owned 13 real estate properties (consisting of 11 office properties, one office/flex property and an office campus consisting of eight office buildings) and two real estate loans receivable. As of December 31, 2014, three of our real estate properties were classified as held for sale.
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
Real Estate Portfolio
Real Estate Investments
We have made investments in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. As of December 31, 2014, our portfolio of real estate held for investment was composed of eight office properties, one office/flex property and an office campus consisting of eight office buildings encompassing 4.0 million rentable square feet.
All of our properties are located in the United States. We generally intend to hold our core properties for four to seven years, which we believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of properties. Our advisor has developed a well-defined exit strategy for each investment we make. Specifically, our advisor assigned a sell date to each asset we acquired prior to its purchase as part of the original business plan for the asset. KBS Capital Advisors continually performs a hold-sell analysis on each asset in order to determine the optimal time to sell the asset and generate a strong return for our stockholders. Periodic reviews of each asset focus on the remaining available value enhancement opportunities for the asset and the demand for the asset in the marketplace. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.

The following charts illustrate our geographic diversification of real estate held for investment based on total leased square feet and total annualized base rent as of December 31, 2014:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2014, our portfolio of real estate held for investment was 89% occupied. Two tenants leasing space in our portfolio of real estate held for investment each represented more than 10% of our total annualized base rent. See Item 2, “Properties — Concentration of Credit Risks.”

Our top ten tenants leasing space in our portfolio of real estate held for investment represented approximately 57.1% of our total annualized base rent as of December 31, 2014. The chart below illustrates the diversity of tenant industries in our portfolio of real estate held for investment based on total annualized base rent as of December 31, 2014:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 2% of total.
As of December 31, 2014, our highest tenant industry concentrations (greater than 10% of annualized base rent) of our real estate portfolio held for investment were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Computer System Design & Programming	10	$25,787	25.3%
Educational Services	3	12,120	11.9%
Mining, Oil & Gas Extraction	2	11,906	11.7%
		$49,813	48.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual rent increases or decreases (including free rent), from the lease’s inception through the balance of the lease term. No other tenant industries accounted for more than 10% of annualized base rent.
The total cost of our real estate portfolio as of December 31, 2014 was $1.5 billion. Our real estate portfolio accounted for 95%, 92% and 89% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.
Real Estate-Related Investments
As of December 31, 2014, we owned two mortgage loans. We generally intend to hold our real estate-related investments until maturity. However, economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
The total cost and book value of our real estate-related investments as of December 31, 2014 were $74.9 million and $72.9 million, respectively. Our real estate-related investments accounted for 5%, 8% and 11% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, our real estate-related investments consisted of two fixed rate real estate loans receivable. The weighted-average annualized effective interest rate on the fixed loans receivable was 7.6%.

Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2014, the weighted-average interest rate on our debt was 3.2%.
We borrow funds at both fixed and variable rates; as of December 31, 2014, we had $140.0 million and $650.6 million of fixed and variable rate debt outstanding, respectively. Of the variable rate debt outstanding, approximately $596.6 million was effectively fixed through the use of interest rate swap agreements. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2014 were 3.5% and 3.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2014, where applicable.
The following is a schedule of maturities, including principal amortization payments, for all of our notes payable outstanding as of December 31, 2014 (in thousands):

2015	$185,000
2016	390,173
2017	77,218
2018	2,750
2019	2,848
Thereafter	132,622
$790,611
We limit total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed this limitation on borrowings during any quarter of 2014. As of December 31, 2014, our borrowings and other liabilities were approximately 44% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014, and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a steep price decline in most commodity market prices. In this type of economic environment the possibility of deflation is now a very real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions and the use of monetary policy to combat the lingering effects of the recent recession continue to dominate the performance of the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kick start the country’s economy. To date the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement has led to lower European interest rates and a weakening of the Euro against other currencies.

The Federal Reserve has maintained an accommodative monetary policy since the beginning of the recent financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In October of 2014, the Federal Reserve concluded the current phase of QE. The end of this program has shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets has driven unemployment below 6%. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was a slight improvement over 2013’s growth rate of 2.2%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. The effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014.
The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. In 2014, the commercial real estate market recovery spread to secondary and tertiary markets, and most asset classes. The U.S. commercial real estate market has gained favor as an alternative investment class and capital flows continue to improve. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
As the dollar strengthens, the flow of capital into the United States could be curtailed. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. A decrease in flow of capital into the United States could lead to a decrease in the demand for U.S. commercial real estate assets, and result in a decline in commercial real estate valuations.
After several years of improving market conditions, the recovery in the U.S. residential real estate market recently began to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes slowed and stringent mortgage lending standards reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities, ended on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve has completed the latest phase of QE and is now faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Investments
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.

Impact on Our Real Estate-Related Investments
All of our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments, in general, have been and likely will continue to be impacted by the same factors impacting our real estate investments. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some borrowers under our loans to make contractual interest payments to us.
As of December 31, 2014, we had fixed-rate real estate loans receivable with an aggregate outstanding principal balance of $72.9 million and an aggregate carrying value (including unamortized origination and closing costs) of $72.9 million that mature in 2017 and 2018.
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
As of December 31, 2014, we had debt obligations in the aggregate principal amount of $790.6 million with a weighted-average remaining term of two years. We had a total of $140.0 million of fixed rate notes payable and $650.6 million of variable rate notes payable as of December 31, 2014. The interest rates on $596.6 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of December 31, 2014, we had a total of $185.0 million of debt obligations scheduled to mature within 12 months of that date.
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
Competitive Market Factors
The U.S. commercial real estate leasing markets remain competitive. We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected. We may also face competition from other entities that are selling assets. Competition from these entities may increase the supply of real estate investment opportunities or increase the bargaining power of real estate investors seeking to buy.
Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on properties or restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The cost of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders.
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
Industry Segments
We operate in two business segments. Our segments are based on our method of internal reporting which classifies operations by investment type: real estate and real estate-related. For financial data by segment, see Note 13 “Segment Information” in the notes to our consolidated financial statements filed herewith.
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 800 Newport Center Drive, Suite 700, Newport Beach, CA 92660. Our telephone number, general facsimile number and website address are (949) 417-6500, (949) 417-6501 and http://www.kbsreitii.com, respectively.
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
On May 15, 2014, our board of directors amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “special redemptions”). Such special redemptions are subject to an annual dollar limitation. On December 2, 2014, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
We do not currently expect to have funds available for ordinary redemptions in the future. Thus, until further notice, and except with respect to special redemptions, stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. In addition, even if we were to resume ordinary redemptions, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice, provided that we may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to stockholders.
Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price at which we sold the shares in our public offering. It is also likely that our shares would not be accepted as the primary collateral for a loan.
Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates and commercial real estate values and our ability to refinance or secure debt financing, service future debt obligations, or pay distributions to our stockholders.
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.

After several years of improving market conditions, the recovery in the U.S. residential real estate market recently began to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes slowed and stringent mortgage lending standards reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities, ended on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
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
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve has completed the latest phase of QE and is now faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
We have relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. We also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which could negatively impact the value of our assets.
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
Because we depend upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance.
We depend on our advisor to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us, KBS REIT I, KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations, including KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”), a new REIT which is expected to engage our advisor. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source.  If we fund distributions from financings or future offerings or sources other than our cash flow from operations, the overall return to our stockholders may be reduced.  To date, we have funded total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with cash flow from operations, debt financing, proceeds from the payoff or sale of our real estate loans receivable and proceeds from the sales of real estate properties. We may utilize third party borrowings in the future, if necessary, to help fund distributions.  We may also fund additional distributions from the sale of assets or from the maturity, payoff or settlement of debt investments.  If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flow from operations in future periods.  In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.
For the year ended December 31, 2014, we paid aggregate distributions of $971.1 million, including $944.2 million of distributions paid in cash and $26.9 million of distributions reinvested through our dividend reinvestment plan (which terminated effective May 29, 2014). Included in the aggregate distributions paid during the year ended December 31, 2014 was a special distribution of $4.50 per share of common stock, or an aggregate of $858.6 million, to stockholders of record as of the close of business on September 15, 2014. We paid this special distribution on September 23, 2014 and it was funded from our proceeds from the dispositions of nine real estate properties between May 2014 and August 2014 as well as cash on hand resulting primarily from the repayment or sale of five real estate loans receivable during 2013 and 2014.
Funds from operations and cash flow from operations during the year ended December 31, 2014 were $97.8 million and $67.3 million, respectively.  We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $899.8 million from the proceeds from the sales of real estate and the repayment or sale of real estate loans receivable, $67.3 million of current period operating cash flows, and $4.0 million of cash flow from operations in excess of distributions paid for the year ended December 31, 2013. For a reconciliation of funds from operations to net income, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”
During the year ended December 31, 2014, we sold 14 properties and classified three office properties with an aggregate net book value of $366.1 million as of December 31, 2014 as held for sale. Additionally, we received loan repayments on three of our real estate loans receivable. As a result, our general and administrative expenses as a percentage of our cash flow from operations will increase and this increase could be significant.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements and our real estate-related investments generate cash flow in the form of interest income. During the year ended December 31, 2014, we disposed of nine office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property and as of December 31, 2014, we had classified three office properties with an aggregate net book value of $366.1 million as held for sale. Additionally, we received loan repayments on three of our real estate loans receivable. As a result, our cash flow from operations has decreased. Our general and administrative expenses are not directly related to the size of our portfolio and thus will not decrease proportionately. As a result, our general and administrative expenses as a percentage of cash flow from operations will increase and, depending on the amount of assets we sell, this increase could become even more significant.

The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment management and disposition strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our advisor nor its affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for tenants in such regions. We may be unsuccessful in retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment management and disposition strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that none of our independent directors shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
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
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in KBS Capital Advisors, our advisor, KBS Capital Markets Group LLC (“KBS Capital Markets Group”), the entity that acted as the dealer manager for our primary offering, and/or other KBS-affiliated entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a subordinated incentive fee and terminate the asset management fee.
In addition, the fees our advisor receives in connection with the management of our assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us.

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
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised or will be advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS–sponsored programs and KBS-advised investors. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS–sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are executive officers of KBS REIT I, KBS REIT III and KBS Growth & Income REIT. Messrs. Hall, McMillan and Snyder and Ms. Yamane are also executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are also executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of private KBS–sponsored programs and the investment advisors to KBS-advised investors. As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, KBS Capital Advisors, other KBS-sponsored programs, and KBS-advised investors, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS–sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve or will serve as the investment advisors to KBS-advised investors and through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT I, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our board of directors’ loyalties to KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT I and KBS REIT III and two of our directors are also directors of KBS Growth & Income REIT. One of our directors is also a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. The loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, and KBS Growth & Income REIT or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

•
A decision of the board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other KBS-sponsored programs.

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

Risks Related to Our Corporate Structure
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
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
Neither we nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. If we or our subsidiaries were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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

We believe neither we nor our Operating Partnership will be required to register as an investment company based on the following analysis. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.

We believe that most of the subsidiaries of our Operating Partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
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
We have amended and restated our share redemption program to provide only for special redemptions. We currently do not expect to have funds available for ordinary redemptions in the future.
On May 15, 2014, our board of directors amended and restated our share redemption program to provide only for special redemptions. Such special redemptions are subject to an annual dollar limitation. On December 2, 2014, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2015 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time.

We currently do not expect to have funds available for ordinary redemptions in the future. Thus, until further notice, and except with respect to special redemptions, stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. In addition, even if we were to resume ordinary redemptions, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares, including that we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice, provided that we may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to stockholders.
Pursuant to our share redemption program, the redemption price per share for eligible redemptions is equal to the estimated value per share. On December 4, 2014, our board of directors approved an estimated value per share of our common stock of $5.86 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2014. Therefore, commencing with the December 31, 2014 redemption date, the redemption price for all shares eligible for redemption is $5.86 per share. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 4, 2014. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December of each year, or more frequently in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 4, 2014, our board of directors approved an estimated value per share of our common stock of $5.86 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2014. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations pursuant to applicable Financial Industry Regulatory Authority (“FINRA”) and National Association of Securities Dealers (“NASD”) Conduct Rules. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated value per share was based on the recommendation and valuation performed by our advisor. We engaged CBRE, Inc. (“CBRE”) an independent, third‐party real estate valuation firm, to provide appraisals for the majority of our real estate properties.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of our debt obligations or termination of related swap agreements or the impact of restrictions on the assumption of debt. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 4, 2014. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December of each year, or more frequently.
Our stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (i) sell additional shares in future public offerings, (ii) issue equity interests in private offerings, or (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Payment of fees to KBS Capital Advisors and its affiliates reduces cash available for distribution to stockholders and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
KBS Capital Advisors and its affiliates performed services for us in connection with the selection and acquisition or origination of our investments, and continue to perform services for us in connection with the management, leasing and disposition of our properties and the management, structuring, administration and disposition of our other investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment and reduces the amount of cash available for distribution to our stockholders.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees expected to be paid during our listing/liquidation stage are contingent on our stockholders first receiving agreed-upon investment returns, the investment-return thresholds may be reduced subject to the approval of our conflicts committee and the other limitations in our charter.
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
Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share. With this limited exposure, our stockholders may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

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
Since breaking escrow in June 2008, we have made acquisitions of real estate and real estate-related assets based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operations available to fund distributions and stockholders’ returns may be reduced.
We acquired Union Bank Plaza on September 15, 2010 and we acquired Corporate Technology Center on March 28, 2013. A significant percentage of our assets is invested in Union Bank Plaza and Corporate Technology Center and the value of our stockholders’ investment in us will fluctuate with the performance of these investments.
Union Bank Plaza represented approximately 11.2% of our total assets and represented approximately 14.7% of our total annualized base rent as of December 31, 2014. Corporate Technology Center represented approximately 13.0% of our total assets and represented approximately 12.2% of our total annualized base rent as of December 31, 2014. As a result, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Los Angeles and San Jose real estate markets, respectively. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.

Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2014, our real estate held for investment properties in California and New Jersey represented 18.8% and 18.1% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
In addition, if there are defaults under our mortgage loan investments, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
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
We have entered and in the future may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of investments we hold at the relevant time and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge products may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset losses due to fluctuations in interest rates is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investments being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
We assume the credit risk of our counterparties with respect to derivative transactions.
We enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
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
There can be no assurance that the direct or indirect effects of the Dodd-Frank Act and other applicable non-US regulations will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final implementation rules and regulations are promulgated, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, subject to an exception under the Dodd-Frank Act for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
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

Risks Associated with Debt Financing
We incur and assume mortgage indebtedness, lines of credit and other borrowings, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and long-term financing secured by our properties and other assets. We have acquired many of our real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
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
High mortgage rates or changes in underwriting standards may make it difficult for us to refinance properties, which could reduce our cash flow from operations and the amount of cash available for distribution to our stockholders.
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
We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of that limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2014, our borrowings and other liabilities were approximately 44% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
Our stockholders may have current tax liability on distributions they elected to reinvest in our common stock.
If our stockholders participated in our dividend reinvestment plan (which terminated effective May 29, 2014), they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares were purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

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

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
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
The maximum tax rate for dividends payable to certain stockholders who are domestic individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
With respect to the annual valuation requirements described above, we will provide an estimated value for our common stock annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.
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
As of December 31, 2014, our portfolio of real estate held for investment consisted of eight office properties, one office/flex property and an office campus consisting of eight office buildings) encompassing in the aggregate 4.0 million rentable square feet. The total cost of our portfolio of real estate held for investment was $1.1 billion. As of December 31, 2014, our portfolio of real estate held for investment was approximately 89% occupied, the annualized base rent was $101.8 million and the average annualized base rent per square foot of our portfolio of real estate held for investment was $28.43. The weighted-average remaining lease term of our portfolio of real estate held for investment (excluding options to extend) was 4.4 years. As of December 31, 2014, one property held for investment represented more than 10% of our total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft. (2)	Occupancy	Weighted Average Remaining Lease Term
Corporate Technology Centre	San Jose, CA	610,083	$216,170	13.0%	$18,537	$30.38	100%	4.5 years
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our portfolio of real estate held for investment by rentable square footage and by annualized base rent as of December 31, 2014:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	22	$1,326	1.3%	85,062	2.4%
2015	44	16,391	16.1%	572,913	16.0%
2016	34	12,245	12.0%	394,177	11.0%
2017	17	7,554	7.4%	298,857	8.3%
2018	54	28,624	28.1%	1,028,528	28.7%
2019	17	5,264	5.2%	177,566	5.0%
2020	10	3,127	3.1%	109,840	3.1%
2021	2	1,141	1.1%	36,157	1.0%
2022	4	3,247	3.2%	93,316	2.6%
2023	24	13,035	12.8%	496,654	13.9%
2024	7	3,618	3.6%	118,862	3.3%
Thereafter (2)	8	6,257	6.1%	170,431	4.7%
Total	243	$101,829	100.0%	3,582,363	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight‑line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents leases expiring from 2025 through 2029.
For more information with respect to our tenants, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Concentration of Credit Risks
As of December 31, 2014, we had a concentration of credit risk related to the following tenant leases related to properties held for investment that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2)
The University of Phoenix	Fountainhead	Educational Services	445,957	11.1%	$11,728	11.5%	$26.30	08/31/2023
Ericsson, Inc.	Corporate Technology Centre	Computer System Design & Programming	318,990	7.9%	10,938	10.7%	34.29	10/31/2018
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2014 and does not take into account any tenant renewal or termination options.

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
Stockholder Information
As of March 3, 2015, we had approximately 190.5 million shares of common stock outstanding held by a total of approximately 48,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations pursuant to applicable FINRA and NASD Conduct Rules. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $5.86 per share as of December 31, 2014. This estimated value per share is based on our board of directors’ approval on December 4, 2014 of an estimated value per share of our common stock of $5.86 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2014. There were no material changes between September 30, 2014 and December 4, 2014 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our 19 real estate properties held as of September 30, 2014 was based on (i) appraisals of 13 of our real estate properties (the “Appraised Properties”) performed by CBRE, an independent third-party valuation firm, and (ii) the contractual sales prices less actual or estimated disposition costs and fees and capital expenditures required between September 30, 2014 and the actual or expected closing date of the six properties that were either sold subsequent to September 30, 2014 or under contract to sell as of December 4, 2014. CBRE prepared appraisal reports, summarizing key inputs and assumptions, for each of the Appraised Properties. Our advisor also performed valuations with respect to our real estate-related investments, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and liabilities are described further below.
Our advisor used the appraised values of the Appraised Properties, the contractual sales prices less actual or estimated disposition costs and fees and capital expenditures required between September 30, 2014 and the actual or expected closing date of the six properties that were either sold subsequent to September 30, 2014 or under contract to sell as of December 4, 2014, together with our advisor’s estimated value of each of our other assets and our liabilities, to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal reports prepared by CBRE and our advisor’s estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process, and (iii) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to our board of directors that it adopt $5.86 as the estimated value per share of our common stock. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $5.86 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of our board of directors.

The table below sets forth the calculation of our estimated value per share as of December 4, 2014, as well as the calculation of our prior estimated value per share as of September 22, 2014:

	December 4, 2014 Estimated Value per Share	September 22, 2014 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$9.76	$15.82	$(6.06)
Real estate-related investments	0.39	0.39	—
Cash	0.46	0.88	(0.42)
Marketable securities (3)	—	0.91	(0.91)
Other assets	0.05	0.04	0.01
Mortgage debt (4)	(4.59)	(7.21)	2.62
Special distributions paid on September 23, 2014 (5)	—	(4.50)	4.50
Other liabilities	(0.21)	(0.28)	0.07
Estimated value per share	$5.86	$6.05	$(0.19)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$5.86	$6.05	$(0.19)
_____________________
(1) The September 22, 2014 estimated value per share was based upon the recommendation and valuation of our advisor. Our advisor’s valuation of our real estate properties was based on (i) appraisals of 19 of our real estate properties performed by CBRE held as of September 22, 2014 and (ii) the actual sales prices less disposition costs and fees of four properties sold subsequent to June 30, 2014 and prior to the valuation. Our advisor also performed valuations of our real estate-related investments, cash, other assets, mortgage debt and other liabilities. For more information relating to the September 22, 2014 estimated value per share and the assumptions and methodologies used by CBRE and our advisor, see our Current Report on Form 8-K filed with the SEC on September 23, 2014.
(2) The decrease in the estimated value of real estate properties was primarily due to real estate property sales. As of December 4, 2014, the amount shown consists of the following: $7.73 per share related to properties held by us as of December 4, 2014, and $2.03 per share related to properties sold subsequent to September 30, 2014 or under contract to sell as of December 4, 2014. The dispositions of properties subsequent to September 30, 2014 did not have an effect on the change in our estimated value per share shown above as these properties were already reflected at their sales price less actual disposition costs and fees and capital expenditures required between September 30, 2014 and the actual or expected closing date of the six properties that were either sold subsequent to September 30, 2014 or under contract to sell as of December 4, 2014.
(3) We sold our investments in marketable securities during the three months ended September 30, 2014. The sales of marketable securities during the three months ended September 30, 2014 did not have a significant effect on the change in our estimated value per share shown above. The proceeds from the sales were used to fund a portion of the special distributions described in footnote (5) below.
(4) The decrease in mortgage debt was primarily due to the repayment of principal outstanding under loans secured by assets that were sold subsequent to June 30, 2014.
(5) Our board of directors declared special distributions in the amount of $3.75, $0.30 and $0.45 per share on the outstanding shares of our common stock on July 8, 2014, August 5, 2014 and August 29, 2014, respectively, for an aggregate amount of $4.50 per share of common stock, to all stockholders of record as of the close of business on September 15, 2014.  These special distributions were paid on September 23, 2014 and were funded from our proceeds from the disposition of nine real estate properties between May 2014 and August 2014 as well as cash on hand resulting primarily from the repayment or sale of five real estate loans receivable during 2013 and 2014.

The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the net decrease in estimated value per share from $6.05 to $5.86.  The changes are not equal to the change in values of each asset and liability group presented in the table above due to asset sales, debt repayments and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value (in thousands)
September 22, 2014 estimated value per share	$6.05
Changes to estimated value per share
Real estate
Appraised Properties	(0.09)
Properties sold subsequent to September 30, 2014 or under contract to sell as of December 4, 2014	0.01
Disposition costs and fees (1)	(0.05)
Capital expenditures on real estate	(0.05)
Total change related to real estate	(0.18)
Operating cash flows shortfall versus monthly distributions declared (2)	(0.02)
Notes payable	0.01
Total change in estimated value per share	$(0.19)
December 4, 2014 estimated value per share	$5.86
_____________________
(1) Reflects actual or estimated disposition costs and fees related to six real estate properties sold subsequent to September 30, 2014 or under contract to sell as of December 4, 2014.
(2) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of our debt obligations or termination of related swap agreements or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.9% to 3.3% of the gross sales price less concessions and credits, with the weighted average being approximately 2.3%.  If this range of disposition costs and fees were applied to the Appraised Properties, which do not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.14 to $0.26 per share.  As of December 4, 2014, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Our estimated value per share takes into consideration any potential liability related to a participation fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the participation fee.

Methodology
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we and our advisor deem to be appropriate valuation and appraisal methodologies and assumptions and a process that is in compliance with the IPA Valuation Guidelines. The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm: CBRE(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise the Appraised Properties. CBRE is not affiliated with us or our advisor. The compensation we pay to CBRE is based on the scope of work and not on the appraised values of the Appraised Properties.  The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its appraisal reports, CBRE did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
CBRE collected all reasonably available material information that it deemed relevant in appraising the Appraised Properties. CBRE relied in part on property-level information provided by our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures.
In conducting its investigation and analyses, CBRE took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although CBRE reviewed information supplied or otherwise made available by us or our advisor for reasonableness, it assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE, CBRE assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or our advisor. CBRE relied on us to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.
In performing its analyses, CBRE made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, CBRE assumed that we had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, CBRE’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisal, and any material change in such circumstances and conditions may affect CBRE’s analyses and conclusions.  CBRE’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein.  Furthermore, the prices at which the Appraised Properties may actually be sold could differ from CBRE’s analyses.
_____________________
(1) CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged CBRE to deliver appraisal reports relating to the Appraised Properties and CBRE received fees upon the delivery of such reports. In addition, we have agreed to indemnify CBRE against certain liabilities arising out of this engagement. CBRE is an affiliate of CBRE Group, Inc., a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. In the two years prior to December 4, 2014, CBRE and its affiliates provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and received fees in connection with such services. CBRE and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser as certified in the applicable appraisal report.
In the ordinary course of its business, CBRE and its affiliates, directors and officers may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as our assets.

Although CBRE considered any comments received from us or our advisor to its appraisal reports, the final appraised values of the Appraised Properties were determined by CBRE.  The appraisal reports for the Appraised Properties are addressed solely to us to assist our advisor in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, CBRE did not solicit third-party indications of interest for the Appraised Properties. While CBRE is responsible for providing appraisals for us, CBRE is not responsible for, did not calculate, and did not participate in, the determination of the estimated value per share of our common stock.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to CBRE’s appraisal reports. All of the CBRE appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation: As of September 30, 2014, we owned 19 real estate properties (consisting of 13 office properties, one office/flex property, a portfolio of four industrial properties and an office campus consisting of eight office buildings). CBRE provided appraisals for the Appraised Properties while the six properties that were either sold subsequent to September 30, 2014 or under contract to sell as of December 4, 2014 were valued at the contractual sales prices less actual or estimated disposition costs and fees and capital expenditures required between September 30, 2014 and the actual or expected closing date. CBRE appraised the Appraised Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of the Appraised Properties. CBRE calculated the discounted cash flow value of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Appraised Properties based on recent comparable market transactions adjusted for unique property and market-specific factors.
The total value of the Appraised Properties was $1.475 billion. The estimated value for our real estate properties sold subsequent to September 30, 2014 or under contract to sell as of December 4, 2014 was $387.8 million. Based on the appraisal and valuation methodologies described above, the estimated value of our 19 real estate properties as of September 30, 2014 was $1.863 billion. The total cost basis of these properties as of September 30, 2014 was $1.849 billion. This amount includes the acquisition cost of $1.713 billion, $112.5 million in capital expenditures, leasing commissions and tenant improvements since inception and $23.2 million of acquisition fees and expenses. The estimated value of our 19 real estate properties as of September 30, 2014 compared to the total acquisition cost of these 19 real estate properties plus subsequent capital expenditures, leasing commissions and tenant improvements and acquisition fees and expenses through September 30, 2014, results in an overall increase in the real estate value of the properties of approximately 0.7%.
The following summarizes the key assumptions that CBRE used in the discounted cash flow models to arrive at the appraised values for the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.25% to 8.00%	7.23%
Discount rate	7.00% to 9.38%	8.06%
Net operating income compounded annual growth rate (1)	1.82% to 10.34%	3.94%
_____________________
(1) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the hold period) net of expenses over the holding period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.

While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of the Appraised Properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to the Appraised Properties. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.17	$(0.16)	$0.24	$(0.22)
Discount rates	0.15	(0.15)	0.25	(0.25)
Finally, each 1% change in the value of the Appraised Properties would result in a change of $0.08 to the estimated value per share.
Real Estate Loans Receivable
The estimated values for our real estate loans receivable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2014, but do not equal the book value of the loans in accordance with GAAP. The values of the real estate loans receivable were estimated by applying a discounted cash flow analysis over the remaining expected lives of the investments, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investments were based on the investments’ contractual cash flows, which we anticipate we will receive. The expected cash flows for the loans were discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan-to-value ratios, type of collateral, current performance, credit enhancements and other factors.
As of September 30, 2014, we owned two real estate loans receivable. The cost of our real estate loans receivable was $73.1 million, including $0.1 million of origination fees and costs and $0.2 million of principal repayments. As of September 30, 2014, the fair value of our investments in real estate loans receivable was $73.6 million and the outstanding principal balance was $73.1 million. The weighted-average discount rate applied to the cash flows from the real estate loans receivable, which have a weighted-average remaining term of 2.6 years, was approximately 7.35%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the fair value of our real estate loans receivable and thus, our estimated value per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share and, additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values of $873.2 million disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2014, plus $2.1 million of actual or estimated debt prepayment costs related to loans secured by properties sold subsequent to September 30, 2014 or under contract to sell as of December 4, 2014. The estimated value of our notes payable does not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.

As of September 30, 2014, the GAAP fair value and carrying value of our notes payable were $873.2 million and $872.3 million, respectively. For the GAAP fair value, the weighted-average discount rate applied to the future estimated debt payments (excluding debt that was repaid subsequent to September 30, 2014), which have a weighted-average remaining term of 2.1 years, was approximately 2.50%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.02)	$0.02	$(0.01)	$0.01
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, accrued capital expenditures, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the values of those balances were already considered in the valuation of the respective investments. Our advisor has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated value per share set forth above first appeared on the December 31, 2014 customer account statements that were mailed in January 2015. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share as of December 4, 2014 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2014. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of our debt obligations or termination of related swap agreements or the impact of restrictions on the assumption of debt. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December of each year, or more frequently, in accordance with the IPA Valuation Guidelines.

Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$6.05 (1)	September 22, 2014	Current Report on Form 8-K, filed September 23, 2014
$10.29	December 18, 2013	Current Report on Form 8-K, filed December 19, 2013
$10.29	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$10.11	December 19, 2011	Current Report on Form 8-K, filed December 21, 2011
_____________________
(1) The estimated value per share of $6.05 results, in part, from the payment of a special distribution of $4.50 per share of common stock to stockholders of record as of September 15, 2014. Excluding the impact of the special distribution, our estimated value per share of common stock would have been $10.55 as of September 22, 2014. Our board of directors declared special distributions in the amount of $3.75, $0.30 and $0.45 per share on the outstanding shares of our common stock on July 8, 2014, August 5, 2014 and August 29, 2014, respectively, for an aggregate amount of $4.50 per share of common stock, to all stockholders of record as of the close of business on September 15, 2014. These special distributions were paid on September 23, 2014 and were funded from our proceeds from the disposition of nine real estate properties between May 2014 and August 2014 as well as cash on hand resulting primarily from the repayment or sale of five real estate loans receivable during 2013 and 2014.
Distribution Information
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we have made in mortgage and other real estate-related loans). The special distributions paid to our stockholders on September 23, 2014 were funded from the proceeds from the dispositions of real estate properties between May 2014 and August 2014, as well as cash on hand resulting primarily from the repayment or sale of real estate loans during 2013 and 2014. Our cash flow from operations has decreased as a result of this disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item I, “Market Outlook - Real Estate and Real Estate Finance Markets,” Part I, Item IA, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “ - Results of Operations” herein. Those factors include: the future operating performance of our investments in the existing real estate and the financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.
Our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source, including proceeds from the issuance of securities in the future. Our board of directors has not pre-established a percentage range of return for distributions to stockholders or a minimum distribution level, and our charter does not require that we make distributions to our stockholders. The rate will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant.
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

Distributions declared per common share were $5.066 in the aggregate for the year ended December 31, 2014. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions during the year ended December 31, 2014. These distributions declared consisted of the following:

•
Our board of directors declared distributions per common share based on daily record dates for each day during the period from January 1, 2014 through August 31, 2014. Each day during the period was a record date for distributions and distributions were calculated at a rate of $0.00178082 per share per day.

•
Our board of directors declared special distributions in the amount of $3.75, $0.30 and $0.45 per share on the outstanding shares of our common stock on July 8, 2014, August 5, 2014 and August 29, 2014, respectively, for an aggregate amount of $4.50 per share of common stock, to stockholders of record as of the close of business on September 15, 2014.

•
On August 29, 2014, our board of directors declared a September 2014 distribution in the amount of $0.03277397 per share of common stock to stockholders of record as of the close of business on September 26, 2014 and an October distribution in the amount of $0.03386644 per share of common stock to stockholders of record as of the close of business on October 29, 2014.

•
On November 10, 2014, our board of directors declared a November 2014 distribution in the amount of $0.03277397 per share of common stock to stockholders of record as of the close of business on November 26, 2014.

•
On December 2, 2014, our board of directors declared a December 2014 distribution in the amount of $0.03386644 per share of common stock to stockholders of record as of the close of business on December 29, 2014.

Distributions declared per common share were $0.704 in the aggregate for the year ended December 31, 2013. Distributions declared per common share during the year ended December 31, 2013 were based on daily record dates for each day during the period commencing January 1, 2013 through December 31, 2013. Distributions declared per common share assumes each share was issued and outstanding each day during the year ended December 31, 2013. For each day that was a record date for distributions during the year ended December 31, 2013, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through December 31, 2013 was a record date for distributions. Additionally, our board of directors declared a special distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
Other than special distributions, distributions are generally paid on or about the first business day of the following month. Distributions declared during 2013 and 2014, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$30,852	$31,002	$885,896	$19,166	$966,916
Total Per Share Distribution	$0.160	$0.162	$4.644	$0.100	$5.066
	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$41,009	$31,140	$31,585	$31,650	$135,384
Total Per Share Distribution	$0.214	$0.162	$0.164	$0.164	$0.704
The tax composition of our distributions declared for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Ordinary Income	3%	66%
Capital Gain	38%	22%
Return of Capital	59%	12%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”

On January 15, 2015, our board of directors declared a distribution in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on January 29, 2015, which we paid on February 2, 2015, and a distribution in the amount of $0.02247671 per share of common stock to stockholders of record as of the close of business on February 26, 2015, which we paid on March 2, 2015. On March 6, 2015, our board of directors declared a March 2015 distribution in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on March 20, 2015, which we expect to pay in April 2015, and an April 2015 distribution in the amount of $0.02408219 per share of common stock to stockholders of record as of the close of business on April 20, 2015, which we expect to pay in May 2015. Distributions are paid on or about the first business day of the following month.
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933.
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
From November 16, 2013 until the effectiveness of the Amended Share Redemption Program on June 18, 2014, the terms of our share redemption program were as follows:
Pursuant to our share redemption program, there were several limitations on our ability to redeem shares under the program:

•	Unless the shares were being redeemed in connection with a special redemption, we could not redeem shares unless the stockholder had held the shares for one year.

•
During any calendar year, we could redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, provided that we could not redeem more than $3.0 million of shares in the aggregate each month, excluding shares redeemed in connection with a special redemption; provided, however, we could increase the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We could provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to our stockholders.

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

In connection with the amendments to the share redemption program that became effective on November 16, 2013, our board of directors approved additional funding for the redemption of shares pursuant to our share redemption program as follows: once we had redeemed $3.0 million of shares in the aggregate in any month (excluding special redemptions), then an additional $20.0 million of funds in the aggregate was available for the redemption of shares on redemption dates commencing with the November 29, 2013 redemption date (excluding special redemptions) until such $20.0 million of funds was exhausted; provided that, in no event could we redeem, during any calendar year, more shares than the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. The other limitations of our share redemption program remained in full force and effect. As of March 31, 2014, we had exhausted all $20.0 million of these funds.

On March 7, 2014, our board of directors again approved additional funding for the redemption of shares pursuant our share redemption program. Once we had redeemed $3.0 million of shares in the aggregate in any month (excluding special redemptions), then an additional $30.0 million of funds in the aggregate was available for the redemption of shares on redemption dates commencing with the March 31, 2014 redemption date (excluding special redemptions) until such $30.0 million of funds was exhausted; provided that, in no event could we redeem, during any calendar year, more shares than the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. The other limitations of our share redemption program remained in full force and effect.
Pursuant to the share redemption program, redemptions made in connection with special redemptions were made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The prices at which we redeemed all other shares eligible for redemption were as follows:

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
Upon effectiveness of the Amended Share Redemption Program on June 18, 2014, the terms of the share redemption program were as follows:
Our board of directors amended and restated our share redemption program to provide only for redemptions sought in connection with a special redemption. During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders.
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

Commencing with the June 2014 redemption date, the dollar amount limitation for special redemptions for the remainder of calendar year 2014 was $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors. Based on historical redemption data, the board of directors believed that the $10.0 million redemption limitation for the remainder of calendar year 2014 would be sufficient for these special redemptions. On December 2, 2014, the board of directors approved the dollar amount limitation for special redemptions for calendar year 2015 of $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors. Based on historical redemption data, the board of directors believes that the $10.0 million redemption limitation for calendar year 2015 will be sufficient for these special redemptions.
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

Redemption Price
On December 18, 2013, our board of directors approved an estimated value per share of our common stock of $10.29 (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, as of September 30, 2013, with the exception of our real estate properties, which were appraised as of November 30, 2013. This estimated value per share was used to calculate the redemption price effective for the December 2013 redemption date, which was December 31, 2013, and was used to calculate the redemption price until our estimated value per share was announced on September 23, 2014. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December 2013 estimated value per share, see our Annual Report on Form 10-K for the year ended December 31, 2013 at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
On September 22, 2014, our board of directors approved an estimated value per share of our common stock of $6.05 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of June 30, 2014, adjusted for the impact of the $4.50 special distribution declared subsequent to June 30, 2014 and paid on September 23, 2014. This estimated value per share was used to calculate the redemption price effective for the September 2014 redemption date, which was September 30, 2014, and was used to calculate the redemption price until our estimated value per share was updated on December 4, 2014. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K dated September 22, 2014 and filed with the SEC September 23, 2014.
On December 4, 2014, our board of directors approved an estimated value per share of our common stock of $5.86 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. The change in the redemption price became effective for the December 2014 redemption date, which was December 31, 2014, and is effective until the estimated value per share is updated. We expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December of each year, or more frequently in accordance with the IPA Valuation Guidelines. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

We funded redemptions during the year ended December 31, 2014 with proceeds from our now terminated dividend reinvestment plan, debt financing and proceeds from the payoff or maturity of real estate loans receivable. During the year ended December 31, 2014, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	869,191	$10.25	(3)
February 2014	720,046	$10.22	(3)
March 2014	1,378,375	$10.22	(3)
April 2014	509,250	$10.25	(3)
May 2014	594,129	$10.26	(3)
June 2014	52,752	$10.29	(3)
July 2014	59,355	$10.29	(3)
August 2014	42,560	$10.29	(3)
September 2014	40,156	$6.05	(3)
October 2014	60,619	$6.05	(3)
November 2014	76,146	$6.05	(3)
December 2014	54,795	$5.86	(3)
Total	4,457,374
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
(2) During the year ended December 31, 2014, shares eligible for redemption were redeemed at the prices set forth above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the year ended December 31, 2014, we redeemed $44.7 million of shares, which represented all redemption requests received in good order and eligible for redemption through the December 2014 redemption date. On December 2, 2014, our board of directors approved an annual dollar limitation for special redemptions of $10.0 million in the aggregate for the calendar year 2015. Based on the redemption limitations described above in the Amended Share Redemption Program and redemptions through February 28, 2015, we may redeem up to $9.7 million of shares in connection with special redemptions for the remainder of 2015.
We may amend, suspend or terminate our share redemption program upon 30 days’ notice to our stockholders, provided that we may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data
Total real estate and real estate-related investments, net	$1,389,607	$2,620,088	$2,640,501	$2,765,166	$2,210,162
Total assets	1,657,516	2,954,300	2,821,950	2,986,216	2,379,654
Total notes payable	790,611	1,521,353	1,334,514	1,393,270	828,157
Total liabilities	847,989	1,614,256	1,426,493	1,499,083	912,019
Redeemable common stock	10,000	70,562	66,426	67,789	43,306
Total stockholders’ equity	799,527	1,269,482	1,329,031	1,419,344	1,424,329

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Data
Total revenues	$279,400	$360,634	$348,137	$319,165	$159,392
Income from continuing operations (1)	445,507	55,779	45,962	21,746	5,629
Income from continuing operations per common share - basic and diluted (1)	2.33	0.29	0.24	0.11	0.04
Net income	445,507	55,779	48,374	21,793	5,508
Net income per common share, basic and diluted	2.33	0.29	0.25	0.11	0.04
Other Data
Cash flows provided by operations	67,336	133,146	128,669	113.226	59,523
Cash flows provided by (used in) investing activities	1,656,313	(71,706)	22,510	(673.682)	(1,598,259)
Cash flows (used in) provided by financing activities	(1,719,670)	65,212	(198,343)	573.597	1,347,328
Distributions declared	966,916	135,384	123,974	123,219	81,843
Distributions declared per common share (2)	5.066	0.704	0.650	0.650	0.650
Weighted -average number of common shares outstanding, basic and diluted	191,346,949	192,370,985	190,787,460	189,555,551	125,894,756
Reconciliation of funds from operations (3)
Net income	$445,507	$55,779	$48,374	$21,793	$5,508
Depreciation of real estate assets	40,408	58,157	53,521	45,528	20,814
Depreciation of real estate assets - discontinued operations	—	—	78	156	110
Amortization of lease-related costs	37,580	62,621	71,412	72,486	40,571
Amortization of lease-related costs - discontinued operations	—	—	134	269	191
Impairment charge on real estate	15,601	—	—	—	—
Gain on payoff or sale of real estate loans receivable	—	(29,073)	(14,884)	—	—
Gain on sales of real estate, net	(441,640)	—	—	—	—
Gain on sales of real estate, net - discontinued operations	—	—	(2,471)	—	—
Loss on sale of marketable securities	331	—	—	—	—
FFO	$97,787	$147,484	$156,164	$140,232	$67,194
_____________________
(1) Amounts include certain properties in continuing operations that were held for sale or sold as of December 31, 2014 in accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). See Note 7 “Real Estate Held for Sale.” for more information on the Company's real estate held for sale as of December 31, 2014.
(2) For more information related to distributions declared per common share for the years ended December 31, 2014 and 2013, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.”
(3) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
We own a diverse portfolio of real estate and real estate-related investments. As of December 31, 2014, we owned 13 real estate properties (consisting of 11 office properties, one office/flex property and an office campus consisting of eight office buildings) and two real estate loans receivable. As of December 31, 2014, three of our real estate properties were classified as held for sale.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2014, we had redeemed 23,043,534 shares sold in our offering for $229.5 million.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014, and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a steep price decline in most commodity market prices. In this type of economic environment the possibility of deflation is now a very real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Investments
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.

Impact on Our Real Estate-Related Investments
All of our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments, in general, have been and likely will continue to be impacted by the same factors impacting our real estate investments. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some borrowers under our loans to make contractual interest payments to us.
As of December 31, 2014, we had fixed-rate real estate loans receivable with an aggregate outstanding principal balance of $72.9 million and an aggregate carrying value (including unamortized origination and closing costs) of $72.9 million that mature in 2017 and 2018.
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
As of December 31, 2014, we had debt obligations in the aggregate principal amount of $790.6 million with a weighted-average remaining term of two years. We had a total of $140.0 million of fixed rate notes payable and $650.6 million of variable rate notes payable as of December 31, 2014. The interest rates on $596.6 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of December 31, 2014, we had a total of $185.0 million of debt obligations scheduled to mature within 12 months of that date.
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
We ceased offering shares of common stock in our primary offering on December 31, 2010 and terminated our dividend reinvestment plan effective May 29, 2014. We intend to use our cash on hand, cash flow generated by our real estate and real estate-related investments, proceeds from debt financing, proceeds from the sale of real estate properties and principal repayments on or sales of our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of December 31, 2014, we had an aggregate of $96.8 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
In connection with the termination of our dividend reinvestment plan, on May 15, 2014, our board of directors approved the amendment and restatement of our share redemption program (as amended and restated the “Amended Share Redemption Program”) to provide only for special redemptions. The Amended Share Redemption Program became effective on June 18, 2014. During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. There were no other changes to the terms of special redemptions, and special redemptions will continue to be made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. Commencing with the June 2014 redemption date, the dollar amount limitation for special redemptions for the remainder of calendar year 2014 was $10.0 million in the aggregate. On December 2, 2014, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2014, our real estate held for investment was 89% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of December 31, 2014, the borrowers under our real estate loans receivable were current on their debt service payments to us.
During the year ended December 31, 2014, we disposed of nine office properties, a portfolio of four industrial properties, one industrial property and a leasehold interest in one industrial property. Additionally, as of December 31, 2014, we classified three office properties with an aggregate net book value of $366.1 million as held for sale.
During the year ended December 31, 2014, we received loan repayments on three of our real estate loans receivable.
For the year ended December 31, 2014, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff or sale of real estate loans receivable and proceeds from the sales of real estate properties. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the year ended December 31, 2014 using cash flows from operations, proceeds from payoff or sale of our real estate loans receivable and proceeds from the sales of real estate properties. We believe that our cash on hand, cash flow from operations, availability under our credit facilities, proceeds from the sales of real estate properties and the repayment of or sales of our real estate loans receivable will be sufficient to meet our liquidity needs for the foreseeable future.
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
On December 4, 2014, our board of directors approved an estimated value per share of our common stock of $5.86 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
Our cash flow from operations will decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update in December of each year, or more frequently.
Cash Flows from Operating Activities
As of December 31, 2014, we owned 13 real estate properties (consisting of 11 office properties, one office/flex property and an office campus consisting of eight office buildings) and two real estate loans receivable. As of December 31, 2014, three office properties with an aggregate net book value of $366.1 million, were classified as held for sale. During the year ended December 31, 2014, net cash provided by operating activities was $67.3 million, compared to $133.1 million during the year ended December 31, 2013. Net cash provided by operating activities decreased in 2014 primarily as a result of the sale of real estate properties and the payoff or sale of real estate loans receivable. We anticipate additional asset sales in the future, which would further reduce net cash provided by operating activities.

Cash Flows from Investing Activities
Net cash provided by investing activities was $1.7 billion for the year ended December 31, 2014, and primarily consisted of the following:

•	$1.6 billion of proceeds from the sale of nine office properties, a portfolio of four industrial properties, one industrial property and a leasehold interest in one industrial property;

•	$530.0 million used for investments in marketable securities, offset by proceeds from the sale of marketable securities of $529.7 million;

•	$111.7 million of proceeds from the payoff or sale of three real estate loans receivable; and

•	$34.7 million used for improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2014, net cash used in financing activities was $1.7 billion and consisted primarily of the following:

•	$944.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $26.9 million.

•	$730.7 million of principal payments on notes payable; and

•	$44.7 million of cash used for redemptions of common stock.
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
As of December 31, 2014, we had $179.0 million of cash and cash equivalents and up to $96.8 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2014, our borrowings and other liabilities were approximately 44% of both the cost (before depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$790,611	$185,000	$467,391	$5,598	$132,622
Interest payments on outstanding debt obligations (2)(3)	50,912	24,409	15,470	9,490	1,543
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2014 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $39.7 million, excluding non-cash interest expense of $3.6 million related to interest rate swap agreements, amortization of deferred financing costs totaling $4.7 million and $14.9 million of prepayment penalties during the year ended December 31, 2014.
(3) Amounts include outstanding debt obligations related to three real estate properties with an aggregate net book value of $366.1 million classified held for sale as of December 31, 2014. The outstanding principal balances will be paid off upon the sale of these real estate properties.
Results of Operations
Overview
As of December 31, 2013, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one individual industrial property, a leasehold interest in one industrial property and five real estate loans receivable. Subsequent to December 31, 2013, we sold nine office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property. Additionally, we sold or received principal repayments on three of our real estate loans receivable. As a result, as of December 31, 2014, including real estate properties that were classified as held for sale, we owned 11 office properties, one office/flex property, an office campus consisting of eight office buildings and two real estate loans receivable. The results of operations presented for the years ended December 31, 2014 and 2013 are not directly comparable due to the dispositions of real estate properties and payoff or sale of three real estate loans receivable subsequent to December 31, 2013. In general, we expect income and expenses to decrease in future periods due to disposition activity.

Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013
The following table provides summary information about our results of operations for the years ended December 31, 2014 and 2013 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2014	2013
Rental income	$212,454	$258,452	$(45,998)	(18)%	$(42,179)	$(3,819)
Tenant reimbursements	43,481	61,167	(17,686)	(29)%	(18,168)	482
Interest income from real estate loans receivable	12,742	30,439	(17,697)	(58)%	(17,885)	188
Interest income from marketable securities	953	—	953	100%	—	953
Other operating income	9,770	10,576	(806)	(8)%	(1,023)	217
Operating, maintenance, and management costs	58,711	67,978	(9,267)	(14)%	(11,385)	2,118
Real estate taxes and insurance	36,444	48,605	(12,161)	(25)%	(11,550)	(611)
Asset management fees to affiliate	18,641	23,524	(4,883)	(21)%	(5,066)	183
Real estate acquisition fees to affiliates	—	1,797	(1,797)	(100)%	(1,797)	—
Real estate acquisition fees and expenses	—	623	(623)	(100)%	(623)	—
General and administrative expenses	5,082	4,982	100	2%	n/a	n/a
Depreciation and amortization	77,988	120,778	(42,790)	(35)%	(33,625)	(9,165)
Interest expense	62,944	65,687	(2,743)	(4)%	3,935	(6,678)
Impairment charge on real estate	15,601	—	15,601	100%	1,075	14,526
Other interest income	209	46	163	354%	n/a	n/a
Loss on sale of marketable securities	(331)	—	(331)	(100)%	—	(331)
Gain on sale of real estate, net	441,640	—	441,640	100%	n/a	n/a
Gain on payoff or sale of real estate loan receivable	—	29,073	(29,073)	(100)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 related to investments acquired or disposed of on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 with respect to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $319.6 million for the year ended December 31, 2013 to $255.9 million for the year ended December 31, 2014, primarily due to the disposition of real estate properties, offset by an increase due to the acquisition of an office campus in March 2013.  Rental revenues related to real estate properties held throughout both periods decreased primarily due to a decrease in occupancy with respect to one of our real estate properties held for investment.  The decrease in rental income from real estate properties held throughout both periods was partially offset by an increase in tenant reimbursements due to higher property tax recoveries and monthly operating expense recoveries. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties. For the years ended December 31, 2014 and 2013, rental income and tenant reimbursements from our real estate properties sold or held for sale were $139.2 million and $205.5 million, respectively.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $30.4 million for the year ended December 31, 2013 to $12.7 million for the year ended December 31, 2014, primarily as a result of the payoff or sale of real estate loans receivable during 2013 and 2014, partially offset by a prepayment fee received for the early repayment of a note receivable. Interest income included $0.1 million and $3.6 million in accretion of purchase price discounts, net of amortization of closing costs, for the years ended December 31, 2014 and 2013, respectively. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the impact of potential future principal repayments or sales of our real estate loans receivable.

Operating, maintenance and management costs decreased from $68.0 million for the year ended December 31, 2013 to $58.7 million for the year ended December 31, 2014. The decrease was primarily due to the disposition of real estate properties subsequent to December 31, 2013, partially offset by higher snow removal costs, and an increase in repair and maintenance costs, utility costs, lease termination fees and professional fees for real estate properties held throughout both periods. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs to decrease in future periods due to the disposition of real estate properties and anticipated disposition of real estate properties. For the years ended December 31, 2014 and 2013, operating, maintenance and management costs from our real estate properties sold or held for sale were $37.0 million and $47.8 million, respectively.
Real estate taxes and insurance decreased from $48.6 million for the year ended December 31, 2013 to $36.4 million for the year ended December 31, 2014. This decrease was primarily due to the disposition of real estate properties subsequent to December 31, 2013, partially offset by an increase in real estate taxes and insurance due to the acquisition of an office campus in March 2013. We expect real estate taxes and insurance to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties. For the years ended December 31, 2014 and 2013, real estate taxes and insurance from our real estate properties sold or held for sale were $23.4 million and $35.1 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased from $23.5 million for the year ended December 31, 2013 to $18.6 million for the year ended December 31, 2014, due to the disposition of real estate properties and the payoff or sale of real estate loans receivable during 2013 and 2014, partially offset by an increase in asset management fees as a result of the acquisition of an office campus in March 2013. All asset management fees incurred as of December 31, 2014 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales. For the years ended December 31, 2014 and 2013, asset management fees from our real estate properties sold or held for sale were $8.8 million and $12.9 million, respectively.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $2.4 million for the year ended December 31, 2013 and related to the acquisition of an office campus in March 2013. We did not incur any real estate acquisition fees and expenses during the year ended December 31, 2014. We do not expect to incur real estate acquisition fees and expenses in the future.
Depreciation and amortization decreased from $120.8 million for the year ended December 31, 2013 to $78.0 million for the year ended December 31, 2014 due to the disposition of real estate properties subsequent to December 31, 2013, the classification of real estate properties to held for sale, the reclassification of two real estate properties from held for sale to held for investment, and a decrease in amortization of tenant origination costs related to an early lease termination. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. This decrease was partially offset by an increase in depreciation and amortization as a result of the acquisition of an office campus in March 2013. We expect depreciation and amortization to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties and to an overall decrease in amortization of tenant origination costs related to lease expirations. For the years ended December 31, 2014 and 2013, depreciation and amortization from our real estate properties sold or held for sale was $33.3 million and $72.1 million, respectively.
Interest expense decreased from $65.7 million for the year ended December 31, 2013 to $62.9 million for the year ended December 31, 2014. Included in interest expense is the amortization of deferred financing costs of $3.3 million and $4.7 million for the years ended December 31, 2013 and 2014, respectively. The decrease in interest expense is primarily due to an overall decrease to the average loan balance of our existing notes payable related to properties held throughout both periods, partially offset by increased borrowings in connection with the acquisition of an office campus in March 2013 and the payments of termination fees of $14.9 million related to loans secured by the real estate properties sold during the year ended December 31, 2014. Also included in interest expense during the year ended December 31, 2014 was $3.0 million of unrealized swap losses primarily due to hedge ineffectiveness as a result of anticipated early repayment of debt in connection with asset sales. As of December 31, 2014, we had dedesignated all of our interest rate swap agreements. As a result, changes to the fair value of our interest rate swap agreements will be recognized directly in earnings as interest expense. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. For the years ended December 31, 2014 and 2013, interest expense from our real estate properties sold or held for sale was $40.7 million and $35.6 million, respectively.

During the year ended December 31, 2014, we recognized an impairment charge on real estate properties of $15.6 million consisting of (i) $10.6 million with respect to a real estate property held for investment, (ii) $3.9 million with respect to two of our real estate properties that were reclassified from held for sale to held for investment and (iii) $1.1 million on a real estate property sold during the year ended December 31, 2014. The impairment charge for the property held for investment was to reduce the carrying value of this property to its estimated fair value.  The impairment was caused by us revising our cash flow projections and the estimated hold period of the investment due to longer than estimated lease-up periods and lower projected rental rates. The impairment charge related to the reclassified properties was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense and rental income (related to the amortization of above-market lease assets and below-market lease liabilities).
We recognized a gain on sale of real estate of $441.6 million related to the disposition of nine office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property during the year ended December 31, 2014.
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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses, which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflect adjustments for the operations of properties and real estate-related investments sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties and real estate-related investments sold or held for sale as of December 31, 2014.

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, prepayment fees received on notes receivable, unrealized losses on derivative instruments, acquisition fees and expenses and prepayment fees related to the extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Unrealized gains (losses) on derivative instruments.  These adjustments include unrealized gains (losses) from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in fair value of interest rate swaps not designated as a hedge and the change in fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements;

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2014	2013	2012
Net income	$445,507	$55,779	$48,374
Depreciation of real estate assets	40,408	58,157	53,521
Depreciation of real estate assets - discontinued operations	—	—	78
Amortization of lease-related costs	37,580	62,621	71,412
Amortization of lease-related costs - discontinued operations	—	—	134
Impairment charge on real estate	15,601	—	—
Gain on payoff or sale of real estate loan receivable	—	(29,073)	(14,884)
Gain on sale of real estate, net	(441,640)	—	—
Gain on sale of real estate, net - discontinued operations	—	—	(2,471)
Loss on sale of marketable securities	331	—	—
FFO	97,787	147,484	156,164
Straight-line rent and amortization of above- and below-market leases	(4,560)	(10,557)	(13,815)
Amortization of discounts and closing costs	(104)	(3,589)	(6,063)
Prepayment fee received on note receivable	(4,917)	—	—
Prepayment fees related to the extinguishment of debt	14,908	3,711	—
Termination fees on derivative instruments	651	856	—
Unrealized losses on derivative instruments	2,989	—	—
Real estate acquisition fees to affiliates	—	1,797	—
Real estate acquisition fees and expenses	—	623	—
Adjustment to valuation of contingent purchase consideration	—	(31)	(135)
MFFO	$106,754	$140,294	$136,151
Our calculation of MFFO above includes amounts related to the operations of 16 real estate properties sold and six real estate loans receivable sold or paid off as of December 31, 2014; and three office properties held for sale as of December 31, 2014. Please refer to the table below with respect to the proportion of MFFO related to real estate properties or real estate-related investments sold or held for sale as of December 31, 2014 (in thousands).

	For the Years Ended December 31,
	2014	2013	2012
MFFO by component:
Assets held for investment	$52,236	$46,501	$36,724
Real estate properties sold	31,406	54,560	53,234
Real estate properties held for sale	21,162	21,127	21,230
Real estate loans receivable sold or paid off	1,950	18,106	24,963
MFFO	$106,754	$140,294	$136,151
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions
Distributions declared, distributions paid and cash flow from operations were as follows during 2014 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flow From Operations
Period			Cash	Reinvested	Total
First Quarter 2014	$30,852	$0.160	$14,828	$16,061	$30,889	$31,400
Second Quarter 2014	31,002	0.162	20,589	10,824	31,413	26,947
Third Quarter 2014	885,896	4.644	889,844	—	889,844	1,630
Fourth Quarter 2014	19,166	0.100	18,963	—	18,963	7,359
	$966,916	$5.066	$944,224	$26,885	$971,109	$67,336
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

•
Our board of directors declared special distributions in the amount of $3.75, $0.30 and $0.45 per share on the outstanding shares of our common stock on July 8, 2014, August 5, 2014 and August 29, 2014, respectively, for an aggregate amount of $4.50 per share of common stock, to stockholders of record as of the close of business on September 15, 2014. These special distributions totaled approximately $858.6 million.

•
On August 29, 2014, our board of directors declared a September 2014 distribution in the amount of $0.03277397 per share of common stock to stockholders of record as of the close of business on September 26, 2014 and an October distribution in the amount of $0.03386644 per share of common stock to stockholders of record as of the close of business on October 29, 2014. These distribution totaled approximately $6.3 million and $6.5 million, respectively.

•
On November 10, 2014, our board of directors declared a November 2014 distribution in the amount of $0.03277397 per share of common stock to stockholders of record as of the close of business on November 26, 2014. This distribution totaled approximately $6.3 million.

•
On December 2, 2014, our board of directors declared a December 2014 distribution in the amount of $0.03386644 per share of common stock to stockholders of record as of the close of business on December 29, 2014. This distribution totaled approximately $6.5 million.

(2) Assumes share was issued and outstanding each day that was a record date during the period presented.
(3) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the year ended December 31, 2014, we paid aggregate distributions of $971.1 million, including $944.2 million of distributions paid in cash and $26.9 million of distributions reinvested through our dividend reinvestment plan (which terminated effective May 29, 2014). FFO and cash flow from operations for the year ended December 31, 2014 were $97.8 million and $67.3 million, respectively.  We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $899.8 million from the proceeds from the sales of real estate and the repayment or sale of real estate loans receivable, $67.3 million of current period cash flow from operations, and $4.0 million of cash flow from operations in excess of distributions paid for the year ended December 31, 2013. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we have made in mortgage and other real estate-related loans).
During the year ended December 31, 2014 we disposed of nine office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property and as of December 31, 2014, we classified three office properties with an aggregate net book value of $366.1 million as held for sale. In addition, during the year ended December 31, 2014, we received loan repayments on three of our real estate loans receivable. On July 8, 2014, August 5, 2014 and August 29, 2014, our board of directors declared special distributions in the amount of $3.75, $0.30 and $0.45, respectively, per share on the outstanding shares of our common stock for an aggregate amount of $4.50 per share of common stock, to stockholders of record as of the close of business on September 15, 2014. These special distributions were funded from the proceeds from the dispositions of real estate properties between May 2014 and August 2014, as well as cash on hand resulting primary from the repayment or sale of real estate loans during 2013 and 2014. These special distributions will constitute a return of a portion of the stockholders’ invested capital for federal income tax purposes. Each stockholder is urged to consult his or her tax advisor regarding the tax consequences of our distributions in light of his or her particular investment or tax circumstances.

On December 4, 2014, our board of directors approved an estimated value per share of our common stock of $5.86 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
Our cash flow from operations will decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update in December of each year, or more frequently.
Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.
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
We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the leases.
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
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, we record the operating results as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the year ended December 31, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
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
Distributions Paid
On January 2, 2015, we paid distributions of $6.5 million, which related to distributions declared for December 2014 in the amount of $0.03386644 per share of common stock to stockholders of record as of the close of business on December 29, 2014. On February 2, 2015, we paid distributions of $4.7 million, which related to distributions declared for January 2015 in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on January 29, 2015. On March 2, 2015, we paid distributions of $4.3 million, which related to distributions declared for February 2015 in the amount of $0.02247671 per share of common stock to stockholders of record as of the close of business on February 26, 2015.
Distributions Declared
On March 6, 2015, our board of directors declared a March 2015 distribution in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on March 20, 2015, which we expect to pay in April 2015, and an April 2015 distribution in the amount of $0.02408219 per share of common stock to stockholders of record as of the close of business on April 20, 2015, which we expect to pay in May 2015.
Disposition of National City Tower
On December 17, 2010, we, through an indirect wholly owned subsidiary, purchased a 40-story office building containing 723,300 rentable square feet on approximately 2.6 acres of land in Louisville, Kentucky (“National City Tower”). On February 13, 2015, we sold National City Tower, which had a net book value of $101.5 million as of the date of sale, for $127.3 million. The purchaser is not affiliated with us or our advisor. In connection with the disposition of National City Tower, we repaid $89.7 million of the outstanding principal balance due under a portfolio loan which was partially secured by National City Tower.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the refinancing of our real estate and real estate-related investment portfolio, and to fund our operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.

The table below summarizes the book values and the weighted-average interest rates of our real estate loans receivable and notes payable for each category as of December 31, 2014 based on the maturity dates and the notional amounts and average pay and receive rates of our derivative instruments as of December 31, 2014 based on maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amount
	2015	2016	2017	2018	2019	Thereafter		Fair Value
Assets
Loans Receivable
Fixed Rate	$—	$—	$58,587	$14,353	$—	$—	$72,940	$73,414
Weighted-average annual effective interest rate (1)	—%	—	7.6%	7.6%	—	—	7.6%
Liabilities
Notes payable
Fixed Rate	$—	$—	$—	$—	$—	$140,000	$140,000	$140,330
Weighted-average interest rate	—%	—	—	—	—	3.5%	3.5%
Variable Rate	$185,000	$390,173	$75,438	$—	$—	$—	$650,611	$654,109
Weighted-average interest rate (2)	3.2%	3.2%	3.1%	—	—	—	3.2%
Derivative Instruments
Interest rate swaps, nominal amount	$262,400	$202,837	$131,338	$—	$—	$—	$596,575	$4,627
Average pay rate (3)	1.6%	1.3%	1.1%	—	—	—	1.4%
Average receive rate (4)	0.2%	0.2%	0.2%	—	—	—	0.2%
_____________________
(1) The weighted-average annual effective interest rate represents the effective interest rate as of December 31, 2014 using the interest method, which we use to recognize interest income on our real estate loans receivable.
(2) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2014, where applicable.
(3) Average pay rate is the interest rate swap fixed rate.
(4) Average receive rate is the 30-day LIBOR rate as of December 31, 2014.
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2014, the fair value and carrying value of our fixed rate real estate loans receivable were $73.4 million and $72.9 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2014, the fair value of our fixed rate debt was $140.3 million and the carrying value of our fixed rate debt was $140.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2014, we were exposed to market risks related to fluctuations in interest rates on $54.0 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $596.6 million of our variable rate debt. Based on interest rates as of December 31, 2014, if interest rates were 100 basis points higher during the 12 months ending December 31, 2015, interest expense on our variable rate debt would increase by $0.5 million. As of December 31, 2014, one-month LIBOR was 0.17125% and if this index was reduced to 0% during the 12 months ending December 31, 2015, interest expense on our variable rate debt would decrease by $0.1 million.

The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of December 31, 2014 was 7.6%. The weighted-average annual effective interest rate represents the effective interest rate as of December 31, 2014, using the interest method, which we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2014 were 3.5% and 3.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of December 31, 2014, where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsreitii.com.
The other information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-40 through F-41 of this report:
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

4.2	Third Amended and Restated Dividend Reinvestment , incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.1	Office Lease (relating to Corporate Technology Center), by and between Carr NP Properties L.L.C. and Ericsson, Inc., dated as of August 23, 2007

10.2	Office Lease (relating to Corporate Technology Center), by and between 200 Holger LLC and Ericsson, Inc., dated as of August 23, 2007

10.3
Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank of California, N.A., dated as of October 8, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014

10.4
First Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank of California, N.A., dated as of November 17, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014

10.5	Fountainhead Corporate Park Lease (relating to Fountainhead Plaza), by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated as of June 29, 2009

10.6
Second Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank, N.A., dated as of July 10, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014

10.7	First Amendment to Lease (relating to Fountainhead Plaza), by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated as of August 11, 2009

10.8
Commencement Letter for Second Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank, N.A., dated as of August 21, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014

10.9	Second Amendment to Lease (relating to Fountainhead Plaza), by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated as of November 1, 2009

10.10	Third Amendment to Lease (relating to Fountainhead Plaza), by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated as of February 19, 2010

Ex.	Description

10.11
Third Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank, N.A., dated as of April 14, 2010, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014

10.12
Fourth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank, N.A., dated as of August 10, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014

10.13
Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to Horizon Tech Center), by KBSII Horizon Tech Center, LLC for the benefit of Wells Fargo Bank, National Association, dated as of September 30, 2010

10.14
Amended and Restated and Consolidated Loan Agreement (relating to Portfolio Mortgage Loan #1), by and among KBSII Hartman Business Center, LLC, KBSII Plano Business Park, LLC, KBSII Horizon Tech Center, LLC, KBSII 2500 Regent Boulevard, LLC, KBSII Crescent VIII, LLC, KBSII National Tower, LLC, KBSII Granite Tower, LLC, KBSII Gateway Corporate Center, LLC and Wells Fargo Bank, National Association, dated as of January 27, 2011

10.15
Amended and Restated and Consolidated Limited Guaranty (Secured Loan) (relating to Portfolio Mortgage Loan #1), by KBS REIT Properties II, LLC for the benefit of Wells Fargo Bank, National Association, dated as of January 27, 2011

10.16
Amended and Restated Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to Portfolio Mortgage Loan #1), by KBSII National City Tower, LLC for the benefit of Wells Fargo Bank, National Association, dated as of January 27, 2011

10.17
Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to Portfolio Mortgage Loan #1), by KBSII Gateway Corporate Center, LLC for the benefit of Wells Fargo Bank, National Association, dated as of January 27, 2011

10.18
Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to Portfolio Mortgage Loan #1), by KBSII Granite Tower, LLC for the benefit of Wells Fargo Bank, National Association, dated as of January 27, 2011

10.19
First Modification of Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing (relating to Portfolio Mortgage Loan #1), by KBSII Horizon Tech Center, LLC for the benefit of Wells Fargo Bank, National Association, dated as of January 27, 2011

10.20
Fourth Amended and Restated and Consolidated Secured Promissory Note (relating to Portfolio Mortgage Loan #1), by KBSII Hartman Business Center, LLC, KBSII Plano Business Park, LLC, KBSII Horizon Tech Center, LLC, KBSII 2500 Regent Boulevard, LLC, KBSII Crescent VIII, LLC, KBSII National Tower, LLC, KBSII Granite Tower, LLC, KBSII Gateway Corporate Center, LLC, KBSII I-81 Industrial Portfolio Trust, KBSII Two Westlake Park, LLC, KBSII Torrey Reserve West, LLC for the benefit of Wells Fargo Bank, National Association, dated as of March 10, 2011

10.21	Fourth Amendment to Lease (relating to Fountainhead Plaza), by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated as of March 11, 2011

10.22	Fifth Amendment to Lease (relating to Fountainhead Plaza), by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated as of August 3, 2011

10.23	Sixth Amendment to Lease (relating to Fountainhead Plaza), by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated as of December 22, 2011

10.24	Seventh Amendment to Lease (relating to Fountainhead Plaza), by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated as of June 1, 2012

10.25
Purchase and Sale Agreement and Escrow Instructions (relating to 300 N. LaSalle), by and between the Company and 300 North LaSalle LLC, dated as of May 16, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.26
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 21, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

Ex.	Description

10.27
First Modification Agreement (relating to Portfolio Mortgage Loan #1), by and among KBSII Horizon Tech Center, LLC, KBSII Crescent VIII, LLC, KBSII National Tower, LLC, KBSII Granite Tower, LLC, KBSII Gateway Corporate Center, LLC, KBSII I-81 Industrial Portfolio Trust and Wells Fargo Bank, National Association, dated as of November 15, 2014

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

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust II, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust II, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

/s/ Ernst & Young LLP

Irvine, California
March 9, 2015

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Real estate:
Land	$168,301	$168,897
Buildings and improvements	842,327	889,554
Tenant origination and absorption costs	79,847	108,181
Total real estate held for investment, cost	1,090,475	1,166,632
Less accumulated depreciation and amortization	(122,127)	(154,579)
Total real estate held for investment, net	968,348	1,012,053
Real estate held for sale, net	348,319	1,423,207
Total real estate, net	1,316,667	2,435,260
Real estate loans receivable, net	72,940	184,828
Total real estate and real estate-related investments, net	1,389,607	2,620,088
Cash and cash equivalents	179,021	175,042
Rents and other receivables, net	27,667	25,809
Above-market leases, net	9,752	13,525
Assets related to real estate held for sale	23,918	102,083
Deferred financing costs, prepaid expenses and other assets	27,551	17,753
Total assets	$1,657,516	$2,954,300
Liabilities and stockholders’ equity
Notes payable:
Notes payable	$566,292	$642,300
Notes payable related to real estate held for sale	224,319	879,053
Total notes payable	790,611	1,521,353
Accounts payable and accrued liabilities	23,183	24,597
Due to affiliate	38	—
Distributions payable	6,456	10,649
Below-market leases, net	6,575	10,674
Liabilities related to real estate held for sale	5,353	12,309
Other liabilities	15,773	34,674
Total liabilities	847,989	1,614,256
Commitments and contingencies (Note 15)
Redeemable common stock	10,000	70,562
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 190,561,603 and 192,269,969 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1,905	1,923
Additional paid-in capital	1,690,010	1,647,214
Cumulative distributions in excess of net income	(890,751)	(369,342)
Accumulated other comprehensive loss	(1,637)	(10,313)
Total stockholders’ equity	799,527	1,269,482
Total liabilities and stockholders’ equity	$1,657,516	$2,954,300
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$212,454	$258,452	$247,191
Tenant reimbursements	43,481	61,167	53,379
Interest income from real estate loans receivable	12,742	30,439	37,144
Interest income from marketable securities	953	—	—
Other operating income	9,770	10,576	10,423
Total revenues	279,400	360,634	348,137
Expenses:
Operating, maintenance, and management	58,711	67,978	64,475
Real estate taxes and insurance	36,444	48,605	42,357
Asset management fees to affiliate	18,641	23,524	22,275
Real estate acquisition fees to affiliates	—	1,797	—
Real estate acquisition fees and expenses	—	623	—
General and administrative expenses	5,082	4,982	4,624
Depreciation and amortization	77,988	120,778	124,933
Interest expense	62,944	65,687	58,423
Impairment charge on real estate	15,601	—	—
Total expenses	275,411	333,974	317,087
Other income:
Other interest income	209	46	28
Loss on sale of marketable securities	(331)	—	—
Gain on sales of real estate, net	441,640	—	—
Gain on payoff or sale of real estate loans receivable	—	29,073	14,884
Total other income	441,518	29,119	14,912
Income from continuing operations	445,507	55,779	45,962
Discontinued operations:
Gain on sale of real estate, net	—	—	2,471
Income (loss) from discontinued operations	—	—	(59)
Total income from discontinued operations	—	—	2,412
Net income	$445,507	$55,779	$48,374
Basic and diluted income per common share:
Continuing operations	$2.33	$0.29	$0.24
Discontinued operations	—	—	0.01
Net income per common share	$2.33	$0.29	$0.25
Weighted-average number of common shares outstanding, basic and diluted	191,346,949	192,370,985	190,787,460
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$445,507	$55,779	$48,374
Other comprehensive income (loss):
Unrealized losses on derivative instruments	(2,158)	(3,591)	(8,960)
Reclassification adjustment on derivative instruments realized in net income (effective portion)	7,106	9,551	9,296
Reclassification of unrealized losses due to hedge ineffectiveness	3,207	—	—
Reclassification of realized losses related to swap terminations	521	856	—
Unrealized loss on marketable securities	(313)	—	—
Reclassification of loss on marketable securities to income	313	—	—
Total other comprehensive income	8,676	6,816	336
Total comprehensive income	$454,183	$62,595	$48,710
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2011	191,725,167	$1,917	$1,649,029	$(214,137)	$(17,465)	$1,419,344
Net income	—	—	—	48,374	—	48,374
Other comprehensive income	—	—	—	—	336	336
Issuance of common stock	6,804,964	67	66,393	—	—	66,460
Redemptions of common stock	(8,255,964)	(81)	(82,737)	—	—	(82,818)
Transfers to redeemable common stock	—	—	1,329	—	—	1,329
Distributions declared	—	—	—	(123,974)	—	(123,974)
Other offering costs	—	—	(20)	—	—	(20)
Balance, December 31, 2012	190,274,167	$1,903	$1,633,994	$(289,737)	$(17,129)	$1,329,031
Net income	—	—	—	55,779	—	55,779
Other comprehensive income	—	—	—	—	6,816	6,816
Issuance of common stock	7,214,805	72	70,490	—	—	70,562
Redemptions of common stock	(5,219,003)	(52)	(53,116)	—	—	(53,168)
Transfers to redeemable common stock	—	—	(4,135)	—	—	(4,135)
Distributions declared	—	—	—	(135,384)	—	(135,384)
Other offering costs	—	—	(19)	—	—	(19)
Balance, December 31, 2013	192,269,969	$1,923	$1,647,214	$(369,342)	$(10,313)	$1,269,482
Net income	—	—	—	445,507	—	445,507
Other comprehensive income	—	—	—	—	8,676	8,676
Issuance of common stock	2,749,008	28	26,857	—	—	26,885
Redemptions of common stock	(4,457,374)	(46)	(44,613)	—	—	(44,659)
Transfers from redeemable common stock	—	—	60,552	—	—	60,552
Distributions declared	—	—	—	(966,916)	—	(966,916)
Balance, December 31, 2014	190,561,603	$1,905	$1,690,010	$(890,751)	$(1,637)	$799,527
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$445,507	$55,779	$48,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	77,988	120,778	124,933
Discontinued operations	—	—	212
Impairment charge on real estate	15,601	—	—
Noncash interest income on real estate-related investments	(104)	(3,589)	(6,063)
Deferred rent	(5,818)	(12,806)	(15,949)
Bad debt expense (recovery)	287	589	(30)
Amortization of above- and below-market leases, net	1,258	2,249	2,134
Amortization of deferred financing costs	4,655	3,314	3,240
Reclassification of realized losses on derivative instruments	521	856	—
Unrealized losses due to hedge ineffectiveness	3,207	—	—
Unrealized gain on derivative instruments	(218)	—	—
Change in fair value of contingent consideration	—	(31)	(135)
Gain on payoff or sale of real estate loans receivable	—	(29,073)	(14,884)
Gain on sale of real estate, net	(441,640)	—	(2,471)
Loss on sale of marketable securities	331	—	—
Changes in operating assets and liabilities:
Rents and other receivables	(676)	(2,467)	(337)
Prepaid expenses and other assets	(12,693)	(10,235)	(8,251)
Accounts payable and accrued liabilities	(7,276)	1,889	269
Due to affiliate	38	(168)	168
Other liabilities	(13,632)	6,061	(2,541)
Net cash provided by operating activities	67,336	133,146	128,669
Cash Flows from Investing Activities:
Proceeds from sale of real estate	1,579,401	—	12,217
Acquisitions of real estate	—	(238,952)	—
Improvements to real estate	(34,749)	(29,434)	(20,586)
Investments in marketable securities	(529,997)	—	—
Proceeds from sale of marketable securities	529,666	—	—
Investments in real estate loans receivable	—	(5,490)	(55,339)
Principal repayments on real estate loans receivable	304	1,579	1,288
Proceeds from payoff or sale of real estate loans receivable	111,688	200,591	84,930
Net cash provided by (used in) investing activities	1,656,313	(71,706)	22,510
Cash Flows from Financing Activities:
Proceeds from notes payable	—	456,000	—
Principal payments on notes payable	(730,742)	(269,161)	(58,756)
Payments of deferred financing costs	(45)	(4,048)	(91)
Return of contingent consideration related to acquisition of real estate	—	308	943
Payments to redeem common stock	(44,659)	(53,174)	(82,818)
Payments of other offering costs	—	(19)	(20)
Distributions paid to common stockholders	(944,224)	(64,694)	(57,601)
Net cash (used in) provided by financing activities	(1,719,670)	65,212	(198,343)
Net increase (decrease) in cash and cash equivalents	3,979	126,652	(47,164)
Cash and cash equivalents, beginning of period	175,042	48,390	95,554
Cash and cash equivalents, end of period	$179,021	$175,042	$48,390
Supplemental Disclosure of Cash Flow Information:
Interest paid	$42,096	$58,445	$55,406
Supplemental Disclosure of Noncash Investing and Financing Activities:
(Decrease) increase in distributions payable	$(4,193)	$128	$(87)
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$26,885	$70,562	$66,460
Increase in accrued improvements to real estate	$—	$1,666	$—
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of December 31, 2014, the Company owned 13 real estate properties (consisting of 11 office properties, one office/flex property and an office campus consisting of eight office buildings) and two real estate loans receivable. As of December 31, 2014, three office properties were classified as held for sale.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2014, the Company had redeemed 23,043,534 shares sold in the Offering for $229.5 million.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the year ended December 31, 2014, the Company sold nine office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property and classified three office properties as held for sale.  As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Additionally, as of December 31, 2014, the Company reclassified two properties that were previously classified as held for sale to held for investment.
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
December 31, 2014

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
The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the leases.
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
December 31, 2014

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
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, the Company records the operating results as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the year ended December 31, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
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
As of December 31, 2014, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the years ended December 31, 2014, 2013 and 2012. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
December 31, 2014

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
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2014. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2014

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Dividend Reinvestment Plan
The Company had a dividend reinvestment plan (the “DRP”) through which its stockholders were able to have their dividends and other distributions reinvested in additional shares of the Company’s common stock. In accordance with the DRP, at such time as the Company announced an updated estimated value per share, participants in the DRP were able to acquire shares of common stock under the plan at a price equal to 95% of the updated estimated value per share of the Company’s common stock. On December 18, 2013, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.29 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, as of September 30, 2013, with the exception of the Company’s real estate properties, which were appraised as of November 30, 2013. Commencing with the January 2, 2014 purchase date, the purchase price per share under the DRP was $9.78. On May 15, 2014, the Company’s board of directors approved the termination of the DRP, which termination was effective May 29, 2014.
Redeemable Common Stock
The Company has a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances. On May 15, 2014, the Company’s board of directors approved the amendment and restatement of the Company’s share redemption program (the “Amended Share Redemption Program”). The Amended Share Redemption Program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the Amended Share Redemption Program, and together with redemptions sought in connection with a stockholders’ death, “special redemptions”) and is limited as further described below.
From November 16, 2013 until the effectiveness of the Amended Share Redemption Program on June 18, 2014, the terms of the Company’s share redemption program were as follows:
Pursuant to the share redemption program, there were several limitations on the Company’s ability to redeem shares under the program:

•	Unless the shares were being redeemed in connection with a special redemption, the Company could not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, the Company could redeem only the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year, provided that the Company could not redeem more than $3.0 million of shares in the aggregate each month, excluding shares redeemed in connection with special redemptions; provided, however, the Company could increase the funding available for the redemption of shares pursuant to the Company’s share redemption program upon ten business days’ notice to its stockholders. The Company could provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the Company’s stockholders.

•	During any calendar year, the Company could redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
The Company had no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

In connection with the amendments to the share redemption program that became effective on November 16, 2013, the Company’s board of directors approved additional funding for the redemption of shares pursuant to the share redemption program as follows: once the Company had redeemed $3.0 million of shares in the aggregate in any month (excluding special redemptions), then an additional $20.0 million of funds in the aggregate was available for the redemption of shares on redemption dates commencing with the November 29, 2013 redemption date (excluding special redemptions) until such $20.0 million of funds was exhausted; provided that, in no event could the Company redeem, during any calendar year, more shares than the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year. The other limitations of the Company’s share redemption program remained in full force and effect. As of March 31, 2014, the Company had exhausted all $20.0 million of these funds.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

On March 7, 2014, the Company’s board of directors approved additional funding for the redemption of shares pursuant to the share redemption program. Once the Company had redeemed $3.0 million of shares in the aggregate in any month (excluding shares redeemed in connection with special redemptions), then an additional $30.0 million of funds in the aggregate was available for the redemption of shares on redemption dates commencing with the March 31, 2014 redemption date (excluding special redemptions) until such $30.0 million of funds was exhausted; provided that, in no event could the Company redeem, during any calendar year, more shares than the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under its dividend reinvestment plan during the prior calendar year. The other limitations of the Company’s share redemption program remained in full force and effect.
Pursuant to the share redemption program, redemptions made in connection with special redemptions were made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. The prices at which the Company redeemed all other shares eligible for redemption is as follows:

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
Upon effectiveness of the Amended Share Redemption Program on June 18, 2014, the terms of the share redemption program were as follows:
The Company’s board of directors amended and restated the Company’s share redemption program to provide only for redemptions sought in connection with a special redemption. During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders.
Such redemptions are also subject to other limitations described in the Company’s Amended Share Redemption Program, including:

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

Commencing with the June 2014 redemption date, the dollar amount limitation for special redemptions for the remainder of calendar year 2014 was $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the Company’s board of directors. Based on historical redemption data, the Company’s board of directors believed that the $10.0 million redemption limitation for the remainder of calendar year 2014 would be sufficient for these special redemptions. On December 2, 2014, the Company’s board of directors approved the dollar amount limitation for special redemptions for calendar year 2015 of $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the Company’s board of directors. Based on historical redemption data, the Company’s board of directors believes that the $10.0 million redemption limitation for calendar year 2015 will be sufficient for these special redemptions.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

On December 18, 2013, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.29 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, as of September 30, 2013, with the exception of the Company’s real estate properties, which were appraised as of November 30, 2013. This estimated value per share was used to calculate the redemption price commencing with the December 2013 redemption date, which was December 31, 2013.
On September 22, 2014, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $6.05 (unaudited) based on the estimated value of Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of June 30, 2014, adjusted for the impact of the $4.50 special distribution declared subsequent to June 30, 2014 and paid on September 23, 2014. The change in the redemption price was effective for the September 2014 redemption date, which was September 30, 2014.
On December 4, 2014, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $5.86 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2014. The change in the redemption price was effective for the December 2014 redemption date, which was December 31, 2014, and is effective until the estimated value per share is updated.
The estimated value per share was based upon the recommendation and valuation prepared by the Advisor. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of the Company’s assets and liabilities according to GAAP, nor does it represent a liquidation value of the Company’s assets and liabilities or the amount the Company’s shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that the Company is externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of the Company’s debt obligations or termination of swap related agreements or the impact of restrictions on the assumption of debt.
The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Company currently expects to utilize the Advisor and/or an independent valuation firm to update the estimated value per share in December of each year, or more frequently, in accordance with recommended Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013.
The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders, provided that the Company may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. Pursuant to the share redemption program, beginning in 2014, the maximum amount redeemable under the Company’s share redemption program is limited to an annual dollar amount determined by Company’s board of directors, as described above. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the amounts available for future redemptions in future periods as redeemable common stock in the accompanying consolidated balance sheets.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The Company limits the dollar value of shares that may be redeemed under the share redemption program as described above. For the year ended December 31, 2014, the Company redeemed 4,457,374 shares sold in the Offering for $44.7 million, which represented all redemption requests received in good order and eligible for redemption through the December 2014 redemption date.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform (“AIP Platform”) with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc. and anticipate that they will serve as the Advisor and Dealer Manager, respectively, for KBS Growth & Income REIT, Inc.
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement.
Acquisition and Origination Fees
The Company paid the Advisor an acquisition fee equal to 0.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company paid an origination fee equal to 1% of the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company used to fund the acquisition or origination of these loans. The Company did not pay an acquisition fee with respect to investments in loans.
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2014, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, returns for the calendar years 2010 through 2013 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2014, 2013 and 2012, respectively.
Distributions declared per common share were $5.066 in the aggregate for the year ended December 31, 2014. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions during the year ended December 31, 2014. These distributions declared consisted of the following:

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

•
On August 29, 2014, the Company’s board of directors declared September 2014 and October 2014 distributions in the amounts of $0.03277397 and $0.03386644 per share of common stock, respectively, to stockholders of record as of the close of business on September 26, 2014 and October 29, 2014, respectively.

•
On November 10, 2014, the Company’s board of directors declared a November 2014 distribution in the amount of $0.03277397 per share of common stock to stockholders of record as of the close of business on November 26, 2014.

•
On December 2, 2014, the Company’s board of directors declared a December 2014 distribution in the amount of $0.03386644 per share of common stock to stockholders of record as of the close of business on December 29, 2014.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Distributions declared per common share were $0.704 and $0.650 for the years ended December 31, 2013 and 2012, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the years ended December 31, 2013 and 2012. For each day that was a record date for distributions during the years ended December 31, 2013 and 2012, distributions were based on a daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2013 was a record date for distributions. Additionally, the Company’s board of directors declared a distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
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
Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; or c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated statements of operations.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

In January 2015, the FASB issued ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items.  Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a significant impact on its financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2014, the Company’s portfolio of real estate held for investment was composed of eight office properties, one office/flex property and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 4.0 million rentable square feet. For a discussion of the Company’s real estate properties held for sale, see Note 7, “Real Estate Held for Sale.” As of December 31, 2014, the Company’s real estate portfolio was 89% occupied. The following table summarizes the Company’s real estate portfolio held for investment as of December 31, 2014 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$197,335	$(40,908)	$156,427
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	144,195	—	144,195
350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,380	(6,780)	29,600
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	104,298	(21,250)	83,048
Horizon Tech Center	06/17/2010	San Diego	CA	Office	28,130	(146)	27,984
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	30,639	(4,434)	26,205
Granite Tower	12/16/2010	Denver	CO	Office	153,822	(24,905)	128,917
Gateway Corporate Center	01/26/2011	Sacramento	CA	Office	45,350	(7,564)	37,786
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	(1,368)	118,016
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	230,942	(14,772)	216,170
					$1,090,475	$(122,127)	$968,348
_____________________
(1) Amounts presented are net of impairment charges.
As of December 31, 2014, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Corporate Technology Centre	San Jose, CA	610,083	$216,170	13.0%	$18,537	$30.38	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2014, the leases had remaining terms, excluding options to extend, of up to 14.8 years with a weighted-average remaining term of 4.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.5 million and $4.6 million as of December 31, 2014 and 2013, respectively.
During the years ended December 31, 2014, 2013 and 2012, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $5.8 million, $12.8 million and $15.9 million, respectively. As of December 31, 2014 and 2013, the cumulative deferred rent balance was $25.8 million and $21.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $2.9 million and $2.4 million of unamortized lease incentives as of December 31, 2014 and 2013, respectively.
As of December 31, 2014, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2015	$95,633
2016	90,044
2017	84,293
2018	67,743
2019	47,909
Thereafter	262,260
$647,882
As of December 31, 2014, the Company had over 100 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Computer System Design & Programming	10	$25,787	25.3%
Educational Services	3	12,120	11.9%
Mining, Oil & Gas Extraction	2	11,906	11.7%
		$49,813	48.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of December 31, 2014. During the years ended December 31, 2014 and 2013, the Company recorded bad debt expense of $0.3 million and $0.6 million, respectively. During the year ended December 31, 2012, the Company reduced its bad debt expense reserve and recorded a net recovery of bad debt related to its tenant receivables of $30,000. As of December 31, 2014, the Company had a bad debt expense reserve of approximately $0.4 million, which represents less than 1% of its annualized base rent.
As of December 31, 2014, the Company had a concentration of credit risk related to the following tenant leases that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2)
The University of Phoenix	Fountainhead	Educational Services	445,957	11.1%	$11,728	11.5%	$26.30	08/31/2023
Ericsson, Inc.	Corporate Technology Centre	Computer System Design & Programming	318,990	7.9%	10,938	10.7%	34.29	10/31/2018
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2014 and does not take into account any tenant renewal or termination options.
Geographic Concentration Risk
As of December 31, 2014, the Company’s net investments in real estate in California and New Jersey represented 18.8% and 18.1% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
During the year ended December 31, 2014, the Company recorded impairment charges of $15.6 million, including $10.6 million of impairments with respect to a real estate property held for investment and $3.9 million of impairments with respect to two real estate properties that were reclassified from held for sale to held for investment. The Company recognized an impairment charge during the year ended December 31, 2014 to reduce the carrying value of the Company’s investment in the 300-600 Campus Drive Buildings to its estimated fair value.  The impairment was caused by the Company revising its cash flow projections and the estimated hold period of the investment due to longer than estimated lease-up periods and lower projected rental rates. The impairment charge with respect to two real estate properties that were reclassified from held for sale to held for investment was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense and rental income (related to the amortization of above-market lease assets and below-market lease liabilities). See Note 7, “Real Estate Held for Sale,” for information regarding impairments of assets related to real estate held for sale.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2014 and 2013, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2014	2013	2014	2013	2014	2013
Cost	$79,847	$108,181	$16,445	$20,700	$(19,873)	$(25,843)
Accumulated amortization	(35,606)	(49,300)	(6,693)	(7,175)	13,298	15,169
Net amount	$44,241	$58,881	$9,752	$13,525	$(6,575)	$(10,674)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Amortization	$(24,236)	$(41,151)	$(48,900)	$(7,953)	$(9,673)	$(10,353)	$6,695	$7,424	$8,261
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2014 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2015	$(11,313)	$(2,575)	$2,578
2016	(9,092)	(2,462)	2,145
2017	(7,820)	(2,384)	1,145
2018	(5,008)	(1,904)	602
2019	(2,569)	(81)	74
Thereafter	(8,439)	(346)	31
	$(44,241)	$(9,752)	$6,575
Weighted-Average Remaining Amortization Period	5.6 years	4.1 years	2.9 years

5.	REAL ESTATE LOANS RECEIVABLE
As of December 31, 2014 and 2013, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2014 (1)	Book Value as of December 31, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$14,342	$14,353	$14,477	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage
Reston, Virginia	01/17/2012	Office	Mortgage	58,566	58,587	58,781	7.5%	7.6%	02/01/2017
Tuscan Inn First Mortgage Origination (5)
San Francisco, California	01/21/2010	Hotel	Mortgage	—	—	20,077	(5)	(5)	(5)
Chase Tower First Mortgage Origination (6)
Austin, Texas	01/25/2010	Office	Mortgage	—	—	58,820	(6)	(6)	(6)
Pappas Commerce First Mortgage Origination (7)
Boston, Massachusetts	04/05/2010	Industrial	Mortgage	—	—	32,673	(7)	(7)	(7)
				$72,908	$72,940	$184,828
_____________________
(1) Outstanding principal balance as of December 31, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2014, using the interest method, annualized and divided by the average amortized cost basis of the investment. The contractual interest rates and annualized effective interest rates presented are as of December 31, 2014.
(4) Maturity dates are as of December 31, 2014; subject to certain conditions, the maturity dates of certain real estate loans receivable may be extended beyond the maturity date shown.
(5) On February 7, 2014, the Company, through an indirect wholly owned subsidiary, entered into an early payoff agreement with the borrower of the Tuscan Inn First Mortgage Origination, pursuant to which the borrower of the Tuscan Inn First Mortgage Origination paid off the entire principal balance outstanding of $20.2 million and accrued interest.
(6) On February 14, 2014, the Company, through an indirect wholly owned subsidiary, entered into an early payoff agreement with the borrower of the Chase Tower First Mortgage Origination, pursuant to which the borrower of the Chase Tower First Mortgage Origination paid off the entire principal balance outstanding of $58.9 million and accrued interest. Additionally, the borrower paid a yield maintenance premium of $4.9 million in accordance with the early payoff agreement, which was recorded in interest income from real estate loans receivable.
(7) On June 9, 2014, the borrower under the Pappas Commerce First Mortgage Origination paid off the entire principal balance outstanding of $32.7 million plus accrued interest. The Pappas Commerce First Mortgage had an original maturity date of July 1, 2014.
The following summarizes the activity related to the real estate loans receivable for the year ended December 31, 2014 (in thousands):

Real estate loans receivable - December 31, 2013	$184,828
Principal repayments received on real estate loans receivable	(304)
Payoff of real estate loans receivable	(111,688)
Amortization of closing costs and origination fees on real estate loans receivable	104
Real estate loans receivable - December 31, 2014	$72,940

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

For the years ended December 31, 2014, 2013 and 2012, interest income from real estate loans receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Contractual interest income	$7,721	$26,850	$31,081
Prepayment fee received on real estate loan receivable	4,917	—	—
Accretion of purchase discounts	—	4,075	6,620
Amortization of closing costs and origination fees	104	(486)	(557)
Interest income from real estate loans receivable	$12,742	$30,439	$37,144
As of December 31, 2014 and 2013, interest receivable from real estate loans receivable was $0.5 million and $1.3 million, respectively, and was included in rents and other receivables.
The following is a schedule of maturities for all real estate loans receivable outstanding as of December 31, 2014 (in thousands):

	Current Maturity (1)		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value	Face Value (Funded)	Book Value
2015	$—	$—	$—	$—
2016	—	—	—	—
2017	58,566	58,587	—	—
2018	14,342	14,353	72,908	72,940
2019	—	—	—	—
Thereafter	—	—	—	—
	$72,908	$72,940	$72,908	$72,940
_____________________
(1) The schedule of current maturities above represents the contractual maturity dates and outstanding balances as of December 31, 2014. Certain of the real estate loans receivable have extension options available to the borrowers, subject to certain conditions, that have been reflected in the schedule of fully extended maturities.

6.	MARKETABLE SECURITIES
During the year ended December 31, 2014, the Company invested in marketable securities for cash management purposes, which it classified as available-for-sale. The following summarizes the activity related to the Company’s investments in marketable securities for the year ended December 31, 2014 (in thousands):

Marketable securities - December 31, 2013	$—
Investments in marketable securities	529,997
Losses on marketable securities	(313)
Sale of marketable securities	(529,684)
Marketable securities - December 31, 2014	$—
During the year ended December 31, 2014, the Company recognized net income from marketable securities of $0.6 million, which included a loss of $0.3 million, in connection with the sale of marketable securities. During the year ended December 31, 2014, the Company recognized interest income from marketable securities of $1.0 million.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

7.	REAL ESTATE HELD FOR SALE
During the year ended December 31, 2014, the Company disposed of nine office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property. Additionally, as of December 31, 2014, the Company classified three office properties with an aggregate net book value of $366.1 million as held for sale. In accordance with the Company’s early adoption of ASU No. 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. The results of operations for all properties that were sold during the year ended December 31, 2014 or classified as held for sale as of December 31, 2014 are included in continuing operations on the Company’s consolidated statements of operations. For more information, see Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards Update.” Subsequent to December 31, 2014, the Company reclassified two properties that were held for sale to held for investment.
The following table summarizes certain revenue and expenses for the Company’s real estate properties that were sold or were held for sale during the years ended December 31, 2014, 2013 and 2012, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues
Rental income	$109,915	$158,045	$158,111
Tenant reimbursements	29,295	47,482	42,697
Other operating income	7,850	8,718	8,672
Total revenues	147,060	214,245	209,480
Expenses
Operating, maintenance, and management	37,036	47,778	45,169
Real estate taxes and insurance	23,405	35,057	32,302
Asset management fees to affiliate	8,818	12,911	12,787
General and administrative expenses	206	31	—
Depreciation and amortization	33,264	72,139	79,974
Interest expense	40,710	35,591	35,558
Impairment charge on real estate	1,075	—	—
Total expenses	$144,514	$203,507	$205,790
During the year ended December 31, 2014, the Company recorded an impairment charge of $1.1 million related to a real estate property that was sold. The impairment charge represents the difference between the carrying value of the real estate and the fair value of the real estate (based on the sales price), less costs to sell.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charge	$416,816	$1,631,450
Accumulated depreciation and amortization	(68,497)	(208,243)
Real estate held for sale, net	348,319	1,423,207
Other assets	23,918	102,083
Total assets related to real estate held for sale	$372,237	$1,525,290
Liabilities related to real estate held for sale
Notes payable	224,319	879,053
Other liabilities	5,353	12,309
Total liabilities related to real estate held for sale	$229,672	$891,362
As of December 31, 2014, the following property held for sale represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Union Bank Plaza	Los Angeles, CA	627,334	$186,784	11.2%	$22,391	$38.84	91.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

8.	NOTES PAYABLE
As of December 31, 2014 and 2013, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Principal as of December 31, 2014	Principal as of December 31, 2013	Contractual Interest Rate as of December 31, 2014 (1)	Effective Interest Rate as of December 31, 2014 (1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$75,438	$105,000	One-month LIBOR + 1.80% (3)	3.1%	Interest Only	06/21/2017
Union Bank Plaza Mortgage Loan (4)	105,000	105,000	One-month LIBOR + 1.75%	3.5%	Interest Only	09/15/2015
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Mortgage Loan #1 (5)	184,733	341,544	One-month LIBOR + 2.15%	3.7%	Interest Only	01/27/2016
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Portfolio Mortgage Loan #3 (6)	107,640	141,000	One-month LIBOR + 1.75% - 1.85%	2.4%	Interest Only	03/01/2016
Corporate Technology Centre Mortgage Loan (7)	140,000	140,000	3.50%	3.5%	(7)	04/01/2020
300-600 Campus Drive Revolving Loan (8)	78,000	78,000	One-month LIBOR + 2.05% (8)	2.9%	Interest Only	08/01/2016
300 N. LaSalle Building Mortgage Loan (9)	—	348,061	(9)	(9)	(9)	(9)
601 Tower Mortgage Loan (10)	—	16,320	(10)	(10)	(10)	(10)
CityPlace Tower Mortgage Loan (11)	—	71,000	(11)	(11)	(11)	(11)
Portfolio Mortgage Loan #2 (12)	—	75,628	(12)	(12)	(12)	(12)
	$790,611	$1,521,353
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2014. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2014 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of December 31, 2014, where applicable. For further information regarding the Company’s derivative instruments, see Note 10, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2014; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On June 4, 2014, in connection with the sale of Mountain View Corporate Center, the borrowing capacity under the Amended and Restated Portfolio Revolving Loan Facility was reduced from $145.0 million to $128.3 million. On December 24, 2014, in connection with the sale of One Main Place, the borrowing capacity under the Amended and Restated Portfolio Revolving Loan Facility was reduced from $128.3 million to $75.4 million. As of December 31, 2014, the Amended and Restated Portfolio Revolving Loan Facility was secured by 350 E. Plumeria Building and Pierre Laclede Center. As of December 31, 2014, the $75.4 million non-revolving portion had been funded.
(4) On September 15, 2010, in connection with the acquisition of the Union Bank Plaza, the Company entered into a five-year mortgage loan for borrowings of up to $119.3 million secured by the Union Bank Plaza. As of December 31, 2014, $105.0 million had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) As of December 31, 2014, Portfolio Mortgage Loan #1 was secured by Horizon Tech Center, National City Tower, Granite Tower and Gateway Corporate Center. On June 11, 2014, in connection with the disposition of Dallas Cowboys Distribution Center, the Company repaid $11.8 million of principal due under this loan and Dallas Cowboys Distribution Center was released as security from Portfolio Mortgage Loan #1. On June 16, 2014, in connection with the disposition of Plano Business Park, the Company repaid $10.3 million of principal due under this loan and Plano Business Park was released as security from Portfolio Mortgage Loan #1. On July 10, 2014, in connection with the disposition of Torrey Reserve West, the Company repaid $16.8 million of principal due under this loan and Torrey Reserve West was released as security from Portfolio Mortgage Loan #1. On July 25, 2014, in connection with the disposition of Two Westlake Park, the Company repaid $53.1 million of principal due under this loan and Two Westlake Park was released as security from Portfolio Mortgage Loan #1. On November 18, 2014, in connection with the disposition of I-81 Industrial Portfolio, the Company repaid $56.2 million of principal due under this loan and I-81 Industrial Portfolio was released as security from Portfolio Mortgage Loan #1. On November 20, 2014, in connection with the disposition of Crescent VIII, the Company repaid $8.6 million of principal due under this loan and Crescent VIII was released as security from Portfolio Mortgage Loan #1.
(6) On March 6, 2013, the Company entered into a three-year senior secured credit facility for borrowings of up to $235.0 million, of which $141.0 million was non-revolving debt and $94.0 million was revolving debt. On June 27, 2014, in connection with the sale of Metropolitan Center, the borrowing capacity under Portfolio Mortgage Loan #3 was reduced to $179.4 million, of which $107.6 million was non-revolving debt and $71.8 million was revolving debt. As of December 31, 2014, the principal balance consisted of the $107.6 million non-revolving portion. The revolving portion of $71.8 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of December 31, 2014, Portfolio Mortgage Loan #3 was secured by the 100 & 200 Campus Drive Buildings and Willow Oaks Corporate Center.
(7) Monthly payments are initially interest-only. Beginning on May 1, 2017, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(8) On July 10, 2013, the Company entered into a three-year senior secured credit facility for borrowings of up to $120.0 million, of which $95.0 million is non-revolving debt and $25.0 million is revolving debt. As of December 31, 2014, the principal balance consisted of $78.0 million of the non-revolving portion. The remaining non-revolving portion of $17.0 million and the revolving portion of $25.0 million remain available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(9) On July 7, 2014, in connection with the disposition of the 300 N. LaSalle Building, the Company repaid the entire $344.6 million principal balance and all other sums due under this loan, including a prepayment penalty of $13.7 million.
(10) On June 11, 2014 in connection with the disposition of 601 Tower at Carlson Center, the Company paid off the outstanding principal balance and all other sums due under this loan.
(11) On August 21, 2014 in connection with the disposition of CityPlace Tower, the Company paid off the outstanding principal balance and all other sums due under this loan.
(12) On June 9, 2014, in connection with the payoff of the Pappas Commerce First Mortgage Loan, the Company repaid the outstanding principal balance due and all other sums under Portfolio Mortgage Loan #2.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

As of December 31, 2014 and 2013, the Company’s deferred financing costs were $2.4 million and $4.1 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the years ended December 31, 2014, 2013 and 2012, the Company incurred $62.9 million, $65.7 million and $58.4 million of interest expense, respectively. As of December 31, 2014 and 2013, $2.2 million and $4.5 million, respectively, of interest expense were payable. Included in interest expense for the years ended December 31, 2014, 2013 and 2012 were $4.7 million, $3.3 million and $3.2 million of amortization of deferred financing costs, respectively. Also included in interest expense for the years ended December 31, 2014 and 2013 were $14.9 million and $3.7 million of prepayment penalties, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $11.5 million, $10.4 million and $9.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2014 (in thousands):

2015	$185,000
2016	390,173
2017	77,218
2018	2,750
2019	2,848
Thereafter	132,622
$790,611
Certain of the Company’s notes payable contain financial debt covenants. As of December 31, 2014, the Company was in compliance with these debt covenants.

9.	OTHER COMPREHENSIVE INCOME (LOSS)
The following summarizes the Company’s other comprehensive income (loss) for the year ended December 31, 2014 (in thousands):

	Derivative Instruments	Marketable Securities	Total
Accumulated other comprehensive loss - December 31, 2013	$(10,313)	$—	$(10,313)
Unrealized loss	(2,158)	(313)	(2,471)
Reclassification adjustment realized in net income (effective portion)	7,106	—	7,106
Reclassification of unrealized losses due to hedge ineffectiveness	3,207	—	3,207
Reclassifications of realized losses related to swap terminations	521	—	521
Reclassifications of realized losses related to marketable securities	—	313	313
Accumulated other comprehensive loss - December 31, 2014	$(1,637)	$—	$(1,637)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

10.	DERIVATIVE INSTRUMENTS
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2014 and 2013. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2014		December 31, 2013			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2014
Interest Rate Swaps (1)	11	$596,575	16	$842,150	One-month LIBOR/ Fixed at 0.50% - 2.39%	1.35%	1.3
_____________________
(1) During the year ended December 31, 2014, the Company terminated two interest rate swap agreements and paid an aggregate breakage fee of $0.2 million. In addition, the Company dedesignated 11 interest rate swap instruments due to the anticipated early repayment of debt in connection with asset sales. The Company dedesignated these hedged instruments due to certain hedged forecasted transactions no longer being probable beyond the projected asset sale date. As of December 31, 2014, none of the Company’s interest rate swaps were designated as cash flow hedges.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013 (dollars in thousands):

		December 31, 2014		December 31, 2013
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Deferred financing costs, prepaid expenses and other assets, at fair value	2	$122	2	$225
Interest Rate Swaps	Other liabilities, at fair value	9	$(4,749)	14	$(10,260)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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

	For the Years Ended December 31,
	2014	2013	2012
Derivatives designated as hedging instruments
Amount of loss recognized on interest rate swaps (effective portion)	$7,106	$9,551	$9,296
Unrealized losses due to hedge ineffectiveness	3,207	—	—
Reclassification of realized losses related to swap terminations	521	856	—
	10,834	10,407	9,296
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	763	—	—
Unrealized gain on interest rate swaps	(218)	—	—
Losses related to swap terminations	130	—	—
	675	—	—
Increase in interest expense as a result of derivatives	$11,509	$10,407	$9,296

11.	FAIR VALUE DISCLOSURES
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
December 31, 2014

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of December 31, 2014 and 2013, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$72,908	$72,940	$73,414	$184,900	$184,828	$190,485
Financial liabilities:
Notes payable	$790,611	$790,611	$794,439	$1,521,353	$1,521,353	$1,526,075

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
During the year ended December 31, 2014, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$122	$—	$122	$—
Liability derivatives	$(4,749)	$—	$(4,749)	$—
Asset Recorded at Fair Value
As of December 31, 2014, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate - continuing operations	$161,900	$—	$—	$161,900
As of December 31, 2014, one of the Company’s real estate properties held for investment was measured at estimated fair value as this property was impaired and the carrying value of the property was adjusted to its estimated fair value. The Company estimated the fair value for this property by performing a 10-year discounted cash flow analysis. The terminal capitalization rate and discount rate used to estimate the fair value for this property were 6.75% and 7.25%, respectively.

12.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company. These agreements also entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into the AIP Reimbursement Agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the AIP Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc. and anticipate that they will serve as the Advisor and Dealer Manager, respectively, for KBS Growth & Income REIT, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
During the years ended December 31, 2014, 2013 and 2012, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2014, 2013 and 2012, respectively, and any related amounts payable as of December 31, 2014 and 2013 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2014	2013	2012	2014	2013
Expensed
Asset management fees (1)	$18,641	$23,524	$22,316	$—	$—
Reimbursement of operating expenses (2)	256	168	271	38	—
Acquisition fees	—	1,797	—	—	—
Disposition fees (3)	16,201	1,143	968	—	—
Capitalized
Origination fees	—	—	608	—	—
	$35,098	$26,632	$24,163	$38	$—
_____________________
(1) Amount includes asset management fees from discontinued operations totaling $41,000 for the year ended December 31, 2012.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $142,000, $145,000 and $103,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2014, 2013 and 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net in the accompanying consolidated statements of operations.  Disposition fees with respect to real estate loans receivable sold are included in the gain on payoff or sale of real estate loans receivable in the accompanying consolidated statements of operations.
On July 29, 2010, the Company, through an indirect wholly owned subsidiary, KBSII 300 North LaSalle, LLC (the “Owner”), purchased the 300 N. LaSalle Building. On May 16, 2014, after a competitive bidding process overseen by HFF, Inc., an unaffiliated independent third party, the Owner entered into a purchase and sale agreement and escrow instructions for the sale of the 300 N. LaSalle Building to an affiliate of the Irvine Company, 300 North LaSalle LLC (the “Purchaser”). Donald Bren is the chairman and owner of the Purchaser and the Irvine Company and the brother of Peter Bren (one of the Company’s executive officers and sponsors). On July 7, 2014, the Company completed the sale of the 300 N. LaSalle Building to the Purchaser for $850.0 million. The Company’s conflicts committee, composed of all of the Company’s independent directors, approved the purchase and disposition of the 300 N. LaSalle Building.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
The Company presently operates in two reportable business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested in office, office/flex and industrial properties. Under the real estate-related segment, the Company has invested in or originated mortgage loans and an A-Note. All revenues earned from the Company’s two reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, asset management fees, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, asset management fees and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance, as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition. During the year ended December 31, 2014, the Company revised its definition of NOI to exclude asset management fees, which the Company does not consider to be controllable in connection with the management of each property or real estate-related asset and is viewed by the chief operating decision makers as a corporate-level administrative expense. NOI for all prior periods presented has been adjusted to conform to the current period definition.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The following tables summarize total revenues and NOI for each reportable segment for the years ended December 31, 2014, 2013 and 2012 and total assets and total liabilities for each reportable segment as of December 31, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Real estate segment (1)	$265,705	$330,195	$310,993
Real estate-related segment	12,742	30,439	37,144
Total segment revenues	278,447	360,634	348,137
Corporate-level	953	—	—
Total revenues	$279,400	$360,634	$348,137

Interest Expense:
Real estate segment (1)	$61,951	$60,754	$53,124
Real estate-related segment	993	4,421	4,601
Total segment interest expense	62,944	65,175	57,725
Corporate-level	—	512	698
Total interest expense	$62,944	$65,687	$58,423

NOI:
Real estate segment (1)	$108,663	$152,905	$151,090
Real estate-related segment	11,698	25,971	32,490
Total segment NOI	120,361	178,876	183,580
Corporate-level	940	—	—
Total NOI	$121,301	$178,876	$183,580

	As of December 31,
	2014	2013
Assets:
Real estate segment	$1,043,724	$1,097,090
Real estate-related segment	73,457	229,457
Total segment assets	1,117,181	1,326,547
Real estate held for sale	372,237	1,525,290
Corporate-level (2)	168,098	102,463
Total assets	$1,657,516	$2,954,300
Liabilities:
Real estate segment	$611,177	$635,695
Real estate-related segment	2	75,820
Total segment liabilities	611,179	711,515
Real estate held for sale	229,672	891,362
Corporate-level (3)	7,138	11,379
Total liabilities	$847,989	$1,614,256
_____________________
(1) Amounts include properties sold and properties held for sale but exclude discontinued operations. See Note 7, “Real Estate Held for Sale” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $167.8 million and $102.2 million as of December 31, 2014 and 2013, respectively.
(3) As of December 31, 2014 and 2013, corporate-level liabilities consisted primarily of distributions payable.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The following table reconciles the Company’s net income to its NOI for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income	$445,507	$55,779	$48,374
Gain on sales of real estate, net	(441,640)	—	—
Loss on sale of marketable securities	331	—	—
Other interest income	(209)	(46)	(28)
Gain on payoff or sale of real estate loan receivable	—	(29,073)	(14,884)
Asset management fees to affiliate	18,641	23,524	22,275
Real estate acquisition fees to affiliates	—	1,797	—
Real estate acquisition fees and expenses	—	623	—
General and administrative expenses	5,082	4,982	4,624
Depreciation and amortization	77,988	120,778	124,933
Impairment charge on real estate	15,601	—	—
Corporate-level interest expense	—	512	698
Total income from discontinued operations	—	—	(2,412)
NOI	$121,301	$178,876	$183,580

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$92,455	82,716	55,594	48,635
Net income	10,428	59,719	308,131	67,229
Net income per common share, basic and diluted	0.05	0.31	1.61	0.36
Distributions declared per common share (1)	0.160	0.162	4.644	0.100

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$86,887	93,212	92,246	88,289
Net income	6,432	9,432	5,590	34,325
Net income per common share, basic and diluted	0.03	0.05	0.03	0.18
Distributions declared per common share (1)	0.214	0.162	0.164	0.164
____________________
(1) See Note 2, “Summary of Significant Accounting Policies — Per Share Data,” for more information regarding distributions declared.

15.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event the Advisor is unable to provide any of these services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2014.
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

16.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 2, 2015, the Company paid distributions of $6.5 million, which related to distributions declared for December 2014 in the amount of $0.03386644 per share of common stock to stockholders of record as of the close of business on December 29, 2014. On February 2, 2015, the Company paid distributions of $4.7 million, which related to distributions declared for January 2015 in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on January 29, 2015. On March 2, 2015, the Company paid distributions of $4.3 million, which related to distributions declared for February 2015 in the amount of $0.02247671 per share of common stock to stockholders of record as of the close of business on February 26, 2015.
Distributions Declared
On March 6, 2015, the Company’s board of directors declared a distribution in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on March 20, 2015, which the Company expects to pay in April 2015, and an April 2015 distribution in the amount of $0.02408219 per share of common stock to stockholders of record as of the close of business on April 20, 2015, which the Company expects to pay in May 2015.
Disposition of National City Tower
On December 17, 2010, the Company, through an indirect wholly owned subsidiary, purchased a 40-story office building containing 723,300 rentable square feet on approximately 2.6 acres of land in Louisville, Kentucky (“National City Tower”). On February 13, 2015, the Company sold National City Tower, which had a net book value of $101.5 million as of the date of sale, for $127.3 million. The purchaser is not affiliated with the Company or its advisor. In connection with the disposition of National City Tower, the Company repaid $89.7 million of the outstanding principal balance due under a portfolio loan which was partially secured by National City Tower.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Investment
100 & 200 Campus Drive Buildings	Florham Park, NJ	100%	$59,475	$10,700	$188,509	$199,209	$(1,874)	$10,700	$186,635	$197,335	$(40,908)	1988/1989	09/09/2008
300-600 Campus Drive Buildings	Florham Park, NJ	100%	78,000	9,717	185,445	195,162	(50,967)	9,121	135,074	144,195	—	1997/1999	10/10/2008
350 E. Plumeria Building	San Jose, CA	100%	19,771	11,290	24,819	36,109	271	11,290	25,090	36,380	(6,780)	1984/2008	12/18/2008
Willow Oaks Corporate Center	Fairfax, VA	100%	48,165	25,300	87,802	113,102	(8,804)	25,300	78,998	104,298	(21,250)	1986/1989/2003	08/26/2009
Horizon Tech Center	San Diego, CA	100%	20,821	7,900	29,237	37,137	(9,007)	7,900	20,230	28,130	(146)	2009	06/17/2010
Emerald View at Vista Center	West Palm Beach, FL	100%	19,800	5,300	28,455	33,755	(3,116)	5,300	25,339	30,639	(4,434)	2007	12/09/2010
Granite Tower	Denver, CO	100%	76,019	8,850	141,438	150,288	3,534	8,850	144,972	153,822	(24,905)	1983	12/16/2010
Gateway Corporate Center	Sacramento, CA	100%	24,241	6,380	38,946	45,326	24	6,380	38,970	45,350	(7,564)	2008/2009	01/26/2011
Fountainhead Plaza	Tempe, AZ	100%	80,000	12,300	123,700	136,000	(16,616)	12,300	107,084	119,384	(1,368)	2011	09/13/2011
Corporate Technology Centre	San Jose, CA	100%	140,000	71,160	159,712	230,872	70	71,160	159,782	230,942	(14,772)	1999/2001	3/28/2013
	Total Properties Held for Investment		566,292	168,897	1,008,063	1,176,960	(86,485)	168,301	922,174	1,090,475	(122,127)
Properties Held for Sale
Pierre Laclede Center	Clayton, MO	100%	55,667	15,200	61,507	76,707	6,893	15,200	68,400	83,600	(15,746)	1964/1970	02/04/2010
Union Bank Plaza	Los Angeles, CA	100%	105,000	24,000	190,232	214,232	2,720	24,000	192,952	216,952	(30,168)	1967	09/15/2010
National City Tower	Louisville, KY	100%	63,652	6,700	108,864	115,564	700	6,700	109,564	116,264	(22,583)	1972	12/17/2010
	Total Properties Held for Sale		224,319	45,900	360,603	406,503	10,313	45,900	370,916	416,816	(68,497)
		TOTAL	$790,611	$214,797	$1,368,666	$1,583,463	$(76,172)	$214,201	$1,293,090	$1,507,291	$(190,624)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of impairments and write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $1.7 billion as of December 31, 2014.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(in thousands)

	2014	2013	2012
Real Estate (1)
Balance at the beginning of the year	$2,798,082	$2,562,193	$2,590,243
Acquisitions	—	230,872	—
Improvements	34,692	30,607	18,123
Write-off of fully depreciated and fully amortized assets	(29,280)	(25,590)	(35,806)
Impairments	(73,963)	—	—
Sales	(1,222,240)	—	(10,367)
Balance at the end of the year	$1,507,291	$2,798,082	$2,562,193

Accumulated depreciation and amortization (1)
Balance at the beginning of the year	$362,822	$270,538	$183,855
Depreciation and amortization expense	75,292	117,874	123,426
Write-off of fully depreciated and fully amortized assets	(29,280)	(25,590)	(35,806)
Impairments	(59,560)	—	—
Sales	(158,650)	—	(937)
Balance at the end of the year	$190,624	$362,822	$270,538
____________________
(1) Amounts include properties held for sale.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 9, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 9, 2015
Charles J. Schreiber, Jr.
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 9, 2015
David E. Snyder
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 9, 2015
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 9, 2015
Stacie K. Yamane
/s/ HANK ADLER	Director	March 9, 2015
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 9, 2015
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 9, 2015
Stuart A. Gabriel, Ph.D.