Form 10-Q
period 2015-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2015-05-14
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes  ☐  No  ☒
As of May 11, 2015, there were 190,412,417 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Real estate:
Land	$207,501	$207,501
Buildings and improvements	1,042,764	1,074,148
Tenant origination and absorption costs	92,200	109,378
Total real estate held for investment, cost	1,342,465	1,391,027
Less accumulated depreciation and amortization	(130,862)	(168,041)
Total real estate held for investment, net	1,211,603	1,222,986
Real estate held for sale, net	—	93,682
Total real estate, net	1,211,603	1,316,668
Real estate loans receivable, net	72,766	72,940
Total real estate and real estate-related investments, net	1,284,369	1,389,608
Cash and cash equivalents	195,890	179,021
Rents and other receivables, net	43,379	41,231
Above-market leases, net	9,570	10,271
Assets related to real estate held for sale	—	4,289
Deferred financing costs, prepaid expenses and other assets	35,113	33,096
Total assets	$1,568,321	$1,657,516
Liabilities and stockholders’ equity
Notes payable:
Notes payable	$700,911	$726,959
Notes payable related to real estate held for sale	—	63,652
Total notes payable	700,911	790,611
Accounts payable and accrued liabilities	16,062	23,183
Due to affiliate	45	38
Distributions payable	4,741	6,456
Below-market leases, net	7,833	8,904
Liabilities related to real estate held for sale	—	3,024
Other liabilities	15,424	15,773
Total liabilities	745,016	847,989
Commitments and contingencies (Note 12)
Redeemable common stock	9,318	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 190,445,284 and 190,561,603 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,904	1,905
Additional paid-in capital	1,690,011	1,690,010
Cumulative distributions in excess of net income	(876,983)	(890,751)
Accumulated other comprehensive loss	(945)	(1,637)
Total stockholders’ equity	813,987	799,527
Total liabilities and stockholders’ equity	$1,568,321	$1,657,516
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$36,824	$65,215
Tenant reimbursements	3,892	16,669
Interest income from real estate loans receivable	1,362	7,964
Other operating income	1,852	2,607
Total revenues	43,930	92,455
Expenses:
Operating, maintenance, and management	10,151	18,196
Real estate taxes and insurance	5,221	12,319
Asset management fees to affiliate	3,086	5,704
General and administrative expenses	1,123	1,288
Depreciation and amortization	12,939	28,843
Interest expense	6,847	14,635
Impairment charge on real estate	4,486	1,075
Total expenses	43,853	82,060
Other income:
Other interest income	48	33
Gain on sale of real estate, net	27,407	—
Total other income	27,455	33
Net income	$27,532	$10,428
Net income per common share, basic and diluted	$0.14	$0.05
Weighted-average number of common shares outstanding, basic and diluted	190,529,659	192,542,712
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$27,532	$10,428
Other comprehensive income:
Unrealized losses on derivative instruments	—	(1,006)
Reclassification of realized losses recognized on interest rate swaps (effective portion)	692	2,185
Reclassification of unrealized losses due to hedge ineffectiveness	—	822
Reclassification of realized losses related to swap terminations	—	157
Total other comprehensive income	692	2,158
Total comprehensive income	$28,224	$12,586
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2014 and the Three Months Ended March 31, 2015 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	192,269,969	$1,923	$1,647,214	$(369,342)	$(10,313)	$1,269,482
Net income	—	—	—	445,507	—	445,507
Other comprehensive income	—	—	—	—	8,676	8,676
Issuance of common stock	2,749,008	28	26,857	—	—	26,885
Redemptions of common stock	(4,457,374)	(46)	(44,613)	—	—	(44,659)
Transfers from redeemable common stock	—	—	60,552	—	—	60,552
Distributions declared	—	—	—	(966,916)	—	(966,916)
Balance, December 31, 2014	190,561,603	$1,905	$1,690,010	$(890,751)	$(1,637)	$799,527
Net income	—	—	—	27,532	—	27,532
Other comprehensive income	—	—	—	—	692	692
Redemptions of common stock	(116,319)	(1)	(681)	—	—	(682)
Transfers from redeemable common stock	—	—	682	—	—	682
Distributions declared	—	—	—	(13,764)	—	(13,764)
Balance, March 31, 2015	190,445,284	$1,904	$1,690,011	$(876,983)	$(945)	$813,987
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$27,532	$10,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,939	28,843
Impairment charge on real estate	4,486	1,075
Noncash interest expense (income) on real estate-related investments	3	(115)
Deferred rent	(1,871)	(2,669)
Bad debt expense	210	335
Amortization of above- and below-market leases, net	(391)	506
Amortization of deferred financing costs	642	818
Reclassification of realized losses on derivative instruments	—	157
Unrealized losses due to hedge ineffectiveness	—	822
Unrealized gain on derivative instruments	(31)	(15)
Gain on sale of real estate, net	(27,407)	—
Changes in operating assets and liabilities:
Rents and other receivables	(403)	(1,646)
Prepaid expenses and other assets	(10,728)	(8,745)
Accounts payable and accrued liabilities	407	(432)
Due to affiliates	7	—
Other liabilities	496	2,038
Net cash provided by operating activities	5,891	31,400
Cash Flows from Investing Activities:
Proceeds from sale of real estate	121,923	—
Improvements to real estate	(5,245)	(4,296)
Principal repayments on real estate loans receivable	171	32
Proceeds from early payoff or sale of real estate loans receivable	—	79,015
Net cash provided by investing activities	116,849	74,751
Cash Flows from Financing Activities:
Principal payments on notes payable	(89,700)	(58,985)
Payments of deferred financing costs	(10)	(11)
Payments to redeem common stock	(682)	(30,358)
Distributions paid to common stockholders	(15,479)	(14,828)
Net cash used in financing activities	(105,871)	(104,182)
Net increase in cash and cash equivalents	16,869	1,969
Cash and cash equivalents, beginning of period	179,021	175,042
Cash and cash equivalents, end of period	$195,890	$177,011
Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,299	$13,404
Supplemental Disclosure of Noncash Transactions:
Decrease in distributions payable	$(1,715)	$(36)
Increase in accrued improvements to real estate	$—	$688
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$16,061
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of March 31, 2015, the Company owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and two real estate loans receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of March 31, 2015, the Company had redeemed 23,159,853 shares sold in the Offering for $230.2 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the three months ended March 31, 2015, the Company sold one office property.  As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Additionally, as of March 31, 2015, the Company reclassified two properties that were previously classified as held for sale to held for investment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2015 and 2014, respectively.
Distributions declared per common share were $0.072 in the aggregate for the three months ended March 31, 2015. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions during the three months ended March 31, 2015. These distributions declared consisted of the following:

•
On January 15, 2015, the Company’s board of directors declared January 2015 and February 2015 distributions in the amounts of $0.02488493 and $0.02247671, respectively, per share of common stock to stockholders of record as of the close of business on January 29, 2015 and February 26, 2015, respectively.

•
On March 6, 2015, the Company’s board of directors declared a March 2015 distribution in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on March 20, 2015.

Distributions declared per common share were $0.160 for the three months ended March 31, 2014. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2014. For each day that was a record date for distributions during the three months ended March 31, 2014, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2014 through March 31, 2014 was a record date for distributions.
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
March 31, 2015
(unaudited)

Recently Issued Accounting Standards Update
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU No. 2014-15 to have a significant impact on its financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items.  Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”). The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs as the Company presents debt issuance costs as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2015, the Company’s portfolio of real estate held for investment was composed of ten office properties, one office/flex property and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 5.2 million rentable square feet. As of March 31, 2015, the Company’s real estate portfolio was 89% occupied. The following table summarizes the Company’s real estate portfolio held for investment as of March 31, 2015 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$197,412	$(42,810)	$154,602
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	145,633	(1,555)	144,078
350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,413	(7,064)	29,349
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	102,165	(19,237)	82,928
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	67,610	(341)	67,269
Horizon Tech Center	06/17/2010	San Diego	CA	Office	28,145	(292)	27,853
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	184,965	(703)	184,262
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	30,647	(4,708)	25,939
Granite Tower	12/16/2010	Denver	CO	Office	153,975	(26,609)	127,366
Gateway Corporate Center	01/26/2011	Sacramento	CA	Office	45,174	(7,924)	37,250
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	(2,736)	116,648
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	230,942	(16,883)	214,059
					$1,342,465	$(130,862)	$1,211,603
_____________________
(1) Amounts presented are net of impairment charges.
As of March 31, 2015, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Corporate Technology Centre	San Jose, CA	610,083	$214,059	13.7%	$18,537	$30.38	100%
Union Bank Plaza	Los Angeles, CA	627,334	184,262	11.8%	22,397	38.85	92%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2015, the leases had remaining terms, excluding options to extend, of up to 14.6 years with a weighted-average remaining term of 4.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.5 million and $2.5 million as of March 31, 2015 and December 31, 2014, respectively.
During the three months ended March 31, 2015 and 2014, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $1.9 million and $2.7 million, respectively. As of March 31, 2015 and December 31, 2014, the cumulative deferred rent balance was $41.6 million and $39.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $4.1 million and $4.0 million of unamortized lease incentives as of March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

April 1, 2015 through December 31, 2015	$96,614
2016	125,509
2017	117,671
2018	98,267
2019	76,724
Thereafter	344,315
$859,100
As of March 31, 2015, the Company had over 250 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	33	$29,496	21.7%
Computer System Design & Programming	10	25,792	19.0%
		$55,288	40.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of March 31, 2015. During the three months ended March 31, 2015 and 2014, the Company recorded bad debt expense of $0.2 million and $0.3 million, respectively. As of March 31, 2015, the Company had a bad debt expense reserve of approximately $0.5 million, which represented less than 1% of its annualized base rent.
As of March 31, 2015, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2)
Union Bank	Union Bank Plaza	Finance	383,785	8.3%	$15,857	11.7%	$41.32	09/30/2016 / 01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of March 31, 2015 and does not take into account any tenant renewal or termination options.
Geographic Concentration Risk
As of March 31, 2015, the Company’s net investments in real estate in California and New Jersey represented 31.4% and 19.1% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
During the three months ended March 31, 2015, the Company recorded impairment charges of $4.5 million with respect to two real estate properties that were reclassified from held for sale to held for investment. The impairment charge was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense and rental income (related to the amortization of above-market lease assets and below-market lease liabilities).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2015 and December 31, 2014, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Cost	$92,200	$109,378	$15,876	$17,281	$(23,649)	$(24,917)
Accumulated Amortization	(36,763)	(49,302)	(6,306)	(7,010)	15,816	16,013
Net Amount	$55,437	$60,076	$9,570	$10,271	$(7,833)	$(8,904)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Amortization	$(3,633)	$(9,066)	$(748)	$(2,375)	$1,139	$1,869

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of March 31, 2015 and December 31, 2014, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2015 (1)	Book Value as of March 31, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$14,306	$14,317	$14,353	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage
Reston, Virginia	01/17/2012	Office	Mortgage	58,432	58,449	58,587	7.5%	7.6%	02/01/2017
				$72,738	$72,766	$72,940
_____________________
(1) Outstanding principal balance as of March 31, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2015. The contractual interest rates and annualized effective interest rates presented are as of March 31, 2015.
(4) Maturity dates are as of March 31, 2015; subject to certain conditions, the maturity dates of certain real estate loans receivable may be extended beyond the maturity date shown.
The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2015 (in thousands):

Real estate loans receivable - December 31, 2014	$72,940
Principal repayments received on real estate loans receivable	(171)
Amortization of closing costs and origination fees on real estate loans receivable	(3)
Real estate loans receivable - March 31, 2015	$72,766
For the three months ended March 31, 2015 and 2014, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Contractual interest income	$1,365	$2,932
Prepayment fee received on real estate loan receivable	—	4,917
Amortization of closing costs and origination fees	(3)	115
Interest income from real estate loans receivable	$1,362	$7,964
As of March 31, 2015 and December 31, 2014, interest receivable from real estate loans receivable was $0.5 million and $0.5 million, respectively, and was included in rents and other receivables.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

6.	REAL ESTATE SALES
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Properties that were classified as held for sale in financial statements issued prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Prior to the adoption of ASU No. 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented.
During the three months ended March 31, 2015, the Company disposed of one office property. During the year ended December 31, 2014, the Company disposed of nine office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property. The results of operations for the properties sold during the three months ended March 31, 2015 and the year ended December 31, 2014 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2014 and three months ended March 31, 2015, which were included in continuing operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
Rental income	$1,835	$30,853
Tenant reimbursements	160	12,054
Other operating income	127	971
Total revenues	2,122	43,878
Expenses
Operating, maintenance, and management	624	9,447
Real estate taxes and insurance	196	7,246
Asset management fees to affiliate	108	2,643
General and administrative expenses	—	41
Depreciation and amortization	—	13,664
Interest expense	411	7,171
Impairment charge on real estate	—	1,075
Total expenses	$1,339	$41,287
During the three months ended March 31, 2014, the Company recorded an impairment charge of $1.1 million related to a real estate property held for sale as of that date. The impairment charge represents the difference between the carrying value of the real estate and the fair value of the real estate (based on a purchase and sale agreement which the Company had entered into) less costs to sell.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

The following summary presents the major components of assets and liabilities related to real estate held for sale as of March 31, 2015 and December 31, 2014 (in thousands). No real estate properties were held for sale as of March 31, 2015.

	March 31, 2015	December 31, 2014
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charge	$—	$116,264
Accumulated depreciation and amortization	—	(22,582)
Real estate held for sale, net	—	93,682
Other assets	—	4,289
Total assets related to real estate held for sale	$—	$97,971
Liabilities related to real estate held for sale
Notes payable	—	63,652
Other liabilities	—	3,024
Total liabilities related to real estate held for sale	$—	$66,676

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

7.	NOTES PAYABLE
As of March 31, 2015 and December 31, 2014, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Principal as of March 31, 2015	Principal as of December 31, 2014	Contractual Interest Rate as of March 31, 2015(1)	Effective Interest Rate as of March 31, 2015(1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$75,438	$75,438	One-month LIBOR + 1.80% (3)	3.1%	Interest Only	06/21/2017
Union Bank Plaza Mortgage Loan (4)	105,000	105,000	One-month LIBOR + 1.75%	3.5%	Interest Only	09/15/2015
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Mortgage Loan #1 (5)	95,033	184,733	One-month LIBOR + 2.15%	4.2%	Interest Only	01/27/2016
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Portfolio Mortgage Loan #3 (6)	107,640	107,640	One-month LIBOR + 1.75% - 1.85%	2.4%	Interest Only	03/01/2016
Corporate Technology Centre Mortgage Loan (7)	140,000	140,000	3.50%	3.5%	(7)	04/01/2020
300-600 Campus Drive Revolving Loan (8)	78,000	78,000	One-month LIBOR + 2.05% (8)	2.9%	Interest Only	08/01/2016
	$700,911	$790,611
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2015. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of March 31, 2015, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2015; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) As of March 31, 2015, the Amended and Restated Portfolio Revolving Loan Facility was secured by 350 E. Plumeria Building and Pierre Laclede Center.
(4) As of March 31, 2015, $105.0 million of the Union Bank Plaza Mortgage Loan had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) As of March 31, 2015, Portfolio Mortgage Loan #1 was secured by Horizon Tech Center, Granite Tower and Gateway Corporate Center. On February 13, 2015, in connection with the disposition of National City Tower, the Company repaid $89.7 million of principal due under this loan and National City Tower was released as security from Portfolio Mortgage Loan #1.
(6) As of March 31, 2015, the principal balance of Portfolio Mortgage Loan #3 consisted of the $107.6 million non-revolving portion. The revolving portion of $71.8 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of March 31, 2015, the Portfolio Mortgage Loan #3 was secured by the 100 & 200 Campus Drive Buildings and Willow Oaks Corporate Center.
(7) Monthly payments are initially interest-only. Beginning on May 1, 2017, monthly payments for Corporate Technology Centre Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(8) As of March 31, 2015, the principal balance of the 300-600 Campus Drive Revolving Loan consisted of $78.0 million of the non-revolving portion. The remaining non-revolving portion of $17.0 million and the revolving portion of $25.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
As of March 31, 2015 and December 31, 2014, the Company’s deferred financing costs were $2.6 million and $3.1 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2015 and 2014, the Company incurred $6.8 million and $14.6 million of interest expense, respectively. As of March 31, 2015 and December 31, 2014, $1.9 million and $2.2 million, respectively, of interest expense were payable. Included in interest expense for the three months ended March 31, 2015 and 2014 were $0.6 million and $0.8 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $1.8 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2015 (in thousands):

April 1, 2015 through December 31, 2015	$185,000
2016	300,473
2017	77,218
2018	2,750
2019	2,848
Thereafter	132,622
$700,911
Certain of the Company’s notes payable contain financial debt covenants. As of March 31, 2015, the Company was in compliance with these debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2015 and December 31, 2014. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instruments	March 31, 2015		December 31, 2014		Reference Rate as of March 31, 2015	Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate Swaps (1)	10	$558,058	11	$596,575	One-month LIBOR/ Fixed at 0.50% - 2.39%	1.31%	1.1
_____________________
(1) During the three months ended March 31, 2015, the Company terminated one interest rate swap agreement and paid an aggregate breakage fee of $0.2 million. As of March 31, 2015 and December 31, 2014, none of the Company’s interest rate swaps were designated as cash flow hedges.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Derivative Instruments	Balance Sheet Location	March 31, 2015		December 31, 2014
		Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Deferred financing costs, prepaid expenses and other assets, at fair value	—	$—	2	$122
Interest Rate Swaps	Other liabilities, at fair value	10	$(3,903)	9	$(4,749)
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

	For the Three Months Ended March 31,
	2015	2014
Derivatives designated as hedging instruments (1)
Amount of loss recognized on interest rate swaps (effective portion)	$692	$2,185
Unrealized losses due to hedge ineffectiveness	—	822
Reclassification of realized losses related to swap terminations	—	157
	692	3,164
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	989	—
Unrealized gain on interest rate swaps	(31)	(15)
Losses related to swap terminations	170	—
	1,128	(15)
Increase in interest expense as a result of derivatives	$1,820	$3,149
_____________________
(1) All of the Company’s interest rate swap agreements were initially designated as cash flow hedges. During 2014, the Company dedesignated all of its interest rate swap instruments due to the anticipated early repayment of debt in connection with asset sales, and therefore, certain hedged forecasted transactions were no longer probable beyond the projected asset sale date.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
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
March 31, 2015
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of March 31, 2015 and December 31, 2014, which carrying amounts do not generally approximate the fair values (in thousands):

	March 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$72,738	$72,766	$73,327	$72,908	$72,940	$73,414
Financial liabilities:
Notes payable	$700,911	$700,911	$703,509	$790,611	$790,611	$794,439
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
During the three months ended March 31, 2015, the Company measured the following liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$3,903	$—	$3,903	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

10.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc. and anticipate that they will serve as the advisor and dealer manager, respectively, for KBS Growth & Income REIT, Inc.
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
During the three months ended March 31, 2015 and 2014, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2015 and 2014, respectively, and any related amounts payable as of March 31, 2015 and December 31, 2014 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2015	2014	2015	2014
Expensed
Asset management fees	$3,086	$5,704	$—	$—
Reimbursement of operating expenses (1)	45	36	45	38
Disposition fees (2)	1,239	—	—	—
	$4,370	$5,740	$45	$38
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $34,000 and $36,000 for the three months ended March 31, 2015 and 2014, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2015 and 2014. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
March 31, 2015
(unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2015 and 2014 and total assets and total liabilities for each reportable segment as of March 31, 2015 and December 31, 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Real estate segment (1)	$42,568	$84,491
Real estate-related segment	1,362	7,964
Total revenues	$43,930	$92,455
Interest Expense:
Real estate segment (1)	$6,847	$14,229
Real estate-related segment	—	406
Total interest expense	$6,847	$14,635
NOI:
Real estate segment (1)	$20,359	$39,798
Real estate-related segment	1,352	7,507
Total NOI	$21,711	$47,305

	As of March 31,	As of December 31,
	2015	2014
Assets:
Real estate segment	$1,312,022	$1,317,990
Real estate-related segment	73,279	73,457
Total segment assets	1,385,301	1,391,447
Real estate held for sale	—	97,971
Corporate-level (2)	183,020	168,098
Total assets	$1,568,321	$1,657,516
Liabilities:
Real estate segment	$739,710	$774,173
Real estate-related segment	13	2
Total segment liabilities	739,723	774,175
Real estate held for sale	—	66,676
Corporate-level (3)	5,293	7,138
Total liabilities	$745,016	$847,989
_____________________
(1) Amounts include properties sold. See Note 6, “Real Estate Sales” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $182.8 million and $167.8 million as of March 31, 2015 and December 31, 2014, respectively.
(3) As of March 31, 2015 and December 31, 2014, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Net income	$27,532	$10,428
Gain on sale of real estate, net	(27,407)	—
Other interest income	(48)	(33)
Asset management fees to affiliate	3,086	5,704
General and administrative expenses	1,123	1,288
Depreciation and amortization	12,939	28,843
Impairment charge on real estate	4,486	1,075
NOI	$21,711	$47,305

12.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2015.
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
March 31, 2015
(unaudited)

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2015, the Company paid distributions of $4.7 million, which related to distributions declared for March 2015 in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on March 20, 2015. On May 1, 2015, the Company paid distributions of $4.6 million, which related to distributions declared for April 2015 in the amount of $0.02408219 per share of common stock to stockholders of record as of the close of business on April 20, 2015.
Distributions Declared
On May 13, 2015, the Company’s board of directors declared a May 2015 distribution in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on May 20, 2015, which the Company expects to pay in June 2015, and a June 2015 distribution in the amount of $0.02408219 per share of common stock to stockholders of record as of the close of business on June 19, 2015, which the Company expects to pay in July 2015.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Since we have terminated our dividend reinvestment plan, we may have to use a greater proportion of our cash flow from operations to meet cash requirements for general corporate purposes, including, but not limited to, capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by financings of our real estate properties; the repayment of debt; and special redemptions under our share redemption program. This may reduce cash available for distributions.

•
During the three months ended March 31, 2015, we disposed of one office property, and during the year ended December 31, 2014, we sold 15 real estate properties and received loan repayments on three of our real estate loans receivable. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, will increase as a percentage of our cash flow from operations and this increase could be significant.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”).
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
We own a diverse portfolio of real estate and real estate-related investments. As of March 31, 2015, we owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and two real estate loans receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of March 31, 2015, we had redeemed 23,159,853 shares sold in our offering for $230.2 million.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014, and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing demand for commodities, in particular oil, has led to a steep price decline in most commodity market prices. In this type of economic environment, deflation is a real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Federal Reserve has maintained an accommodative monetary policy since the beginning of the financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. In October of 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program has shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets drove unemployment below 6%. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was a slight improvement over 2013’s growth rate of 2.2%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. However, the effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014. The labor force participation rate continues to be low and personal income growth has remained muted. During the first quarter of 2015, U.S. GDP increased at an annual rate of 0.2%.
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
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve is faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
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
As of March 31, 2015, we had fixed-rate real estate loans receivable with an aggregate outstanding principal balance of $72.7 million and an aggregate carrying value (including unamortized origination and closing costs) of $72.8 million that mature in 2017 and 2018.
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
As of March 31, 2015, we had debt obligations in the aggregate principal amount of $700.9 million with a weighted-average remaining term of 1.9 years. We had a total of $140.0 million of fixed rate notes payable and $560.9 million of variable rate notes payable as of March 31, 2015. The interest rates on $558.1 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of March 31, 2015, we had a total of $407.5 million of debt obligations scheduled to mature within 12 months of that date.
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
We ceased offering shares of common stock in our primary offering on December 31, 2010 and terminated our dividend reinvestment plan effective May 29, 2014. We intend to use our cash on hand, cash flow generated by our real estate and real estate-related investments, proceeds from debt financing, proceeds from the sale of real estate properties and principal repayments on or sales of our real estate loans receivable as our primary sources of immediate and long-term liquidity. As of March 31, 2015, we had an aggregate of $96.8 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our share redemption program provides only for special redemptions. During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 2, 2014, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of March 31, 2015, we had $9.3 million available for special redemptions for the remainder of 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2015, our real estate held for investment was 89% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of March 31, 2015, the borrowers under our real estate loans receivable were current on their debt service payments to us.
During the three months ended March 31, 2015, we disposed of one office property.
For the three months ended March 31, 2015, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff or sale of real estate loans receivable and proceeds from the sales of real estate properties. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the three months ended March 31, 2015 using cash flows from operations and cash on hand. We believe that our cash on hand, cash flow from operations, availability under our credit facilities, proceeds from the sales of real estate properties and the repayment of or sales of our real estate loans receivable will be sufficient to meet our liquidity needs for the foreseeable future.
On December 4, 2014, our board of directors approved an estimated value per share of our common stock of $5.86 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see our Current Report on Form 8-K dated December 2, 2014 and filed with the SEC on December 4, 2014.
Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update in December of each year, or more frequently.
Cash Flows from Operating Activities
As of March 31, 2015, we owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and two real estate loans receivable. During the three months ended March 31, 2015, net cash provided by operating activities was $5.9 million, compared to $31.4 million during the three months ended March 31, 2014. Net cash provided by operating activities decreased in 2015 primarily as a result of the sale of real estate properties and the payoff or sale of real estate loans receivable. We anticipate additional asset sales in the future, which would further reduce net cash provided by operating activities.
Cash Flows from Investing Activities
Net cash provided by investing activities was $116.8 million for the three months ended March 31, 2015, and primarily consisted of the following:

•	$121.9 million of proceeds from the sale of one office property;

•	$5.3 million used for improvements to real estate; and

•	$0.2 million of proceeds from principal repayments on real estate loans receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
During the three months ended March 31, 2015, net cash used in financing activities was $105.9 million and consisted primarily of the following:

•	$89.7 million of principal payments on notes payable;

•	$15.5 million of cash distributions; and

•	$0.7 million of cash used for redemptions of common stock.
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
As of March 31, 2015, we had $195.9 million of cash and cash equivalents and up to $96.8 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2015, our borrowings and other liabilities were approximately 41% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$700,911	$185,000	$377,691	$5,598	$132,622
Interest payments on outstanding debt obligations (2)	42,303	16,002	15,268	9,490	1,543
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2015 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $6.1 million, excluding non-cash interest expense of $(31,000) related to interest rate swap agreements, swap termination expense of $0.2 million and amortization of deferred financing costs totaling $0.6 million during the three months ended March 31, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of March 31, 2014, we owned 20 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings, one industrial property, a leasehold interest in one industrial property and three real estate loans receivable. Subsequent to March 31, 2014, we sold ten office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property. Additionally, we received repayment in full of one of our real estate loans receivable. As a result, as of March 31, 2015, we owned 10 office properties, one office/flex property, an office campus consisting of eight office buildings and two real estate loans receivable. The results of operations presented for the three months ended March 31, 2015 and 2014 are not directly comparable due to the dispositions of real estate properties and payoff or sale of one real estate loan receivable subsequent to March 31, 2014. In general, we expect income and expenses to decrease in future periods due to disposition activity.
Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2014
The following table provides summary information about our results of operations for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$36,824	$65,215	$(28,391)	(44)%	$(29,018)	$627
Tenant reimbursements	3,892	16,669	(12,777)	(77)%	(11,894)	(883)
Interest income from real estate loans receivable	1,362	7,964	(6,602)	(83)%	(6,595)	(7)
Other operating income	1,852	2,607	(755)	(29)%	(844)	89
Operating, maintenance and management costs	10,151	18,196	(8,045)	(44)%	(8,801)	756
Real estate taxes and insurance	5,221	12,319	(7,098)	(58)%	(7,061)	(37)
Asset management fees to affiliate	3,086	5,704	(2,618)	(46)%	(2,663)	45
General and administrative expenses	1,123	1,288	(165)	(13)%	n/a	n/a
Depreciation and amortization	12,939	28,843	(15,904)	(55)%	(13,664)	(2,240)
Interest expense	6,847	14,635	(7,788)	(53)%	(6,760)	(1,028)
Impairment charge on real estate	4,486	1,075	3,411	317%	(1,075)	4,486
Gain on sale of real estate, net	27,407	—	27,407	100%	27,407	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 related to investments disposed of on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $81.9 million for the three months ended March 31, 2014 to $40.7 million for the three months ended March 31, 2015, primarily due to the disposition of real estate properties.  Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties. For the three months ended March 31, 2015 and 2014, rental income and tenant reimbursements from our real estate properties sold were $2.0 million and $42.9 million, respectively.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $8.0 million for the three months ended March 31, 2014 to $1.4 million for the three months ended March 31, 2015, primarily as a result of the payoff or sale of real estate loans receivable subsequent to January 1, 2014. In addition, we received a prepayment fee for the early repayment of a note receivable during the three months ended March 31, 2014. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the potential impact of future payoffs or sales of our real estate loans receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management costs decreased from $18.2 million for the three months ended March 31, 2014 to $10.2 million for the three months ended March 31, 2015. The decrease was primarily due to the disposition of real estate properties subsequent to January 1, 2014, partially offset by an increase in repair and maintenance costs and bad debt expenses for real estate properties held throughout both periods. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs to decrease in future periods due to the disposition of real estate properties and anticipated disposition of real estate properties. For the three months ended March 31, 2015 and 2014, operating, maintenance and management costs from our real estate properties sold were $0.6 million and $9.4 million, respectively.
Real estate taxes and insurance decreased from $12.3 million for the three months ended March 31, 2014 to $5.2 million for the three months ended March 31, 2015. This decrease was primarily due to the disposition of real estate properties subsequent to January 1, 2014. We expect real estate taxes and insurance to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties. For the three months ended March 31, 2015 and 2014, real estate taxes and insurance from our real estate properties sold were $0.2 million and $7.2 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased from $5.7 million for the three months ended March 31, 2014 to $3.1 million for the three months ended March 31, 2015, due to the disposition of real estate properties and the payoff or sale of real estate loans receivable subsequent to January 1, 2014. All asset management fees incurred as of March 31, 2015 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales. For the three months ended March 31, 2015 and 2014, asset management fees from our real estate properties sold were $0.1 million and $2.6 million, respectively.
Depreciation and amortization decreased from $28.8 million for the three months ended March 31, 2014 to $12.9 million for the three months ended March 31, 2015 due to (i) the disposition of real estate properties subsequent to January 1, 2014, (ii) the reclassification of two real estate properties from held for sale to held for investment, which resulted in a portion of the depreciation and amortization expense being classified as an impairment charge during the three months ended March 31, 2015 and (iii) a decrease in amortization of tenant origination and absorption costs for properties held throughout both periods. We expect depreciation and amortization to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties and to an overall decrease in amortization of tenant origination costs related to lease expirations. For the three months ended March 31, 2015 and 2014, depreciation and amortization from our real estate properties sold or held for sale was $0 and $13.7 million, respectively.
Interest expense decreased from $14.6 million for the three months ended March 31, 2014 to $6.8 million for the three months ended March 31, 2015. Included in interest expense is the amortization of deferred financing costs of $0.8 million and $0.6 million for the three months ended March 31, 2014 and 2015, respectively. The decrease in interest expense is primarily due to an overall decrease to our total debt outstanding due to loan payoffs or reductions in connection with dispositions and in part due to a decrease in the average loan balance of our existing notes payable related to properties held throughout both periods. Also included in interest expense during the three months ended March 31, 2014 was $0.8 million of unrealized swap losses primarily due to hedge ineffectiveness as a result of anticipated early repayment of debt in connection with asset sales. As of March 31, 2015, we had dedesignated all of our interest rate swap agreements. As a result, changes to the fair value of our interest rate swap agreements will be recognized directly in earnings as interest expense. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. For the three months ended March 31, 2015 and 2014, interest expense from our real estate properties sold was $0.4 million and $7.2 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended March 31, 2015, we recognized an impairment charge on real estate properties held for investment of $4.5 million with respect to two of our real estate properties that were reclassified from held for sale to held for investment during the three months ended March 31, 2015. The impairment charge related to the reclassified properties was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense and rental income (related to the amortization of above-market lease assets and below-market lease liabilities). During the three months ended March 31, 2014, we recognized an impairment charge of $1.1 million on a real estate property held for sale as of that date. The impairment charge represents the difference between the carrying value of the real estate and the estimated sales price of the real estate (based on a purchase and sale agreement into which we entered) less costs to sell.
We recognized a gain on sale of real estate of $27.4 million related to the disposition of one office property during the three months ended March 31, 2015. We did not dispose of any real estate during the three months ended March 31, 2014.
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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflect adjustments for the operations of properties and real estate-related investments sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties and real estate-related investments sold or held for sale as of March 31, 2015.
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, prepayment fees received on notes receivable and unrealized gains (losses) on derivative instruments are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Prepayment fees received on notes receivable.  Prepayment fees related to notes receivable are included in interest income from real estate loans receivable.  Although these amounts increase net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate-related investments on a comparative basis; and

•
Unrealized gains (losses) on derivative instruments.  These adjustments include unrealized gains (losses) from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in fair value of interest rate swaps not designated as a hedge and the change in fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2015 and 2014, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2015	2014
Net income	$27,532	$10,428
Depreciation of real estate assets	7,186	14,876
Amortization of lease-related costs	5,753	13,967
Impairment charge on real estate	4,486	1,075
Gain on sale of real estate, net	(27,407)	—
FFO	17,550	40,346
Straight-line rent and amortization of above- and below-market leases	(2,262)	(2,163)
Amortization of discounts and closing costs	3	(115)
Prepayment fee received on note receivable	—	(4,917)
Termination fees on derivative instruments	170	157
Unrealized (gain) losses on derivative instruments	(31)	807
MFFO	$15,430	$34,115
Our calculation of MFFO above includes amounts related to the operations of 16 real estate properties sold and three real estate loans receivable sold or paid off between January 1, 2014 and March 31, 2015. Please refer to the table below with respect to the proportion of MFFO related to real estate properties or real estate-related investments sold as of March 31, 2015 (in thousands).

	For the Three Months Ended March 31,
	2015	2014
MFFO by component:
Assets held for investment	$14,640	$15,637
Real estate properties sold	790	17,062
Real estate loans receivable sold or paid off	—	1,416
MFFO	$15,430	$34,115
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first quarter of 2015 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share(1)(2)	Distributions Paid (3)	Cash Flow From Operations
First Quarter 2015	$13,764	$0.072	$15,479	$5,891
_____________________
(1) “Distributions Declared” and “Distributions Declared Per Share” consist of the following:

•
On January 15, 2015, our board of directors declared January 2015 and February 2015 distributions in the amounts of $0.02488493 and $0.02247671, respectively, per share of common stock to stockholders of record as of the close of business on January 29, 2015 and February 26, 2015, respectively. These distributions totaled approximately $4.7 million and $4.3 million, respectively.

•
On March 6, 2015, our board of directors declared a March 2015 distribution in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on March 20, 2015. This distribution totaled approximately $4.7 million.

(2) Assumes share was issued and outstanding each day that was a record date during the period presented.
(3) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the three months ended March 31, 2015, we paid aggregate distributions of $15.5 million, all of which were paid in cash. FFO and cash flow from operations for the three months ended March 31, 2015 were $17.6 million and $5.9 million, respectively. We funded our total distributions paid with $5.9 million of current period cash flow from operations and $9.6 million of cash on hand. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we have made in mortgage and other real estate-related loans).
During the three months ended March 31, 2015, we disposed of one office property, and during the year ended December 31, 2014, we sold 15 real estate properties and received loan repayments on three of our real estate loans receivable. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update in December of each year, or more frequently.
Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward — Looking Statements,” “Market Outlook — Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, each as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and the financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. There have been no significant changes to our policies during 2015.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2015, we paid distributions of $4.7 million, which related to distributions declared for March 2015 in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on March 20, 2015. On May 1, 2015, we paid distributions of $4.6 million, which related to distributions declared for April 2015 in the amount of $0.02408219 per share of common stock to stockholders of record as of the close of business on April 20, 2015.
Distributions Declared
On May 13, 2015, our board of directors declared a May 2015 distribution in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on May 20, 2015, which we expect to pay in June 2015, and a June 2015 distribution in the amount of $0.02408219 per share of common stock to stockholders of record as of the close of business on June 19, which we expect to pay in July 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, to fund the financing and refinancing of our real estate and real estate-related investment portfolio, and to fund our operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2015, the fair value and carrying value of our fixed rate real estate loans receivable were $73.3 million and $72.8 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2015, the fair value of our fixed rate debt was $141.9 million and the carrying value of our fixed rate debt was $140.0 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2015, we were exposed to market risks related to fluctuations in interest rates on $2.8 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $558.1 million of our variable rate debt. Based on interest rates as of March 31, 2015, if interest rates were 100 basis points higher during the 12 months ending March 31, 2016, interest expense on our variable rate debt would increase by $29,000. As of March 31, 2015, one-month LIBOR was 0.17625% and if this index was reduced to 0% during the 12 months ending March 31, 2016, interest expense on our variable rate debt would decrease by $5,000.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of March 31, 2015 was 7.6%. The weighted-average annual effective interest rate represents the effective interest rate as of March 31, 2015, using the interest method, which we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2015 were 3.5% and 3.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of March 31, 2015, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document, and together with redemptions sought in connection with a stockholder’s death, “special redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:

•
During each calendar year, special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On December 2, 2014, the board of directors approved the dollar amount limitation for special redemptions for calendar year 2015 of $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.

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
Pursuant to the share redemption program, redemptions made in connection with special redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date.
The only redemptions we made under our share redemption program during the three months ended March 31, 2015 were those that qualified as, and met the requirements for, special redemptions under our share redemption program and we fulfilled all special redemption requests eligible for redemption under our share redemption program. We funded redemptions during the three months ended March 31, 2015 with proceeds from the sale of real estate properties and proceeds from the payoff or maturity of real estate loans receivable.
We may amend, suspend or terminate our share redemption program with 30 days’ notice to our stockholders, provided that we may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. We do not currently expect to have funds available for ordinary redemptions in the future.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2015, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	27,535	$5.86	(3)
February 2015	30,945	$5.86	(3)
March 2015	57,839	$5.86	(3)
Total	116,319
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
(2) In accordance with our share redemption program, the redemption price for special redemptions is equal to the most recent estimated value per share of our common stock as of the redemption date. On December 4, 2014, our board of directors approved an estimated value per share of our common stock of $5.86 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, as of September 30, 2014. The change in the redemption price became effective for the December 2014 redemption date and is effective until the estimated value per share is updated. We expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December of each year, or more frequently. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K dated December 2, 2014 and filed with the SEC on December 4, 2014.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the three months ended March 31, 2015, we redeemed $0.7 million of shares, which represented all redemption requests received in good order and eligible for redemption through the March 2015 redemption date. Based on the redemption limitations described above and redemptions through March 31, 2015, we may redeem up to $9.3 million of shares in connection with special redemptions for the remainder of 2015.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Departure of Chief Financial Officer
On May 8, 2015, David Snyder notified us of his decision to resign as our Chief Financial Officer and from all other officer positions with us, our advisor, its affiliates, and other KBS-sponsored companies.  Mr. Snyder’s resignation will be effective as of June 10, 2015.  Mr. Snyder’s resignation is not due to any disagreement with us, our advisor, its affiliates, and other KBS-sponsored companies.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	May 14, 2015	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 14, 2015	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)