Form 10-Q
period 2015-09-30
KBS Real Estate Investment Trust II, Inc.
filed 2015-11-12
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐  No  ☒
As of November 9, 2015, there were 189,919,919 outstanding shares of common stock of KBS Real Estate Investment Trust II, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate:
Land	$206,262	$207,501
Buildings and improvements	999,809	1,074,148
Tenant origination and absorption costs	76,266	109,378
Total real estate held for investment, cost and net of impairment charges	1,282,337	1,391,027
Less accumulated depreciation and amortization	(100,692)	(168,041)
Total real estate held for investment, net	1,181,645	1,222,986
Real estate held for sale, net	—	93,682
Total real estate, net	1,181,645	1,316,668
Real estate loans receivable, net	14,255	72,940
Total real estate and real estate-related investments, net	1,195,900	1,389,608
Cash and cash equivalents	243,822	179,021
Rents and other receivables, net	53,287	41,231
Above-market leases, net	8,225	10,271
Assets related to real estate held for sale	—	4,289
Deferred financing costs, prepaid expenses and other assets	34,133	33,096
Total assets	$1,535,367	$1,657,516
Liabilities and stockholders’ equity
Notes payable:
Notes payable	$700,911	$726,959
Notes payable related to real estate held for sale	—	63,652
Total notes payable	700,911	790,611
Accounts payable and accrued liabilities	30,867	23,183
Due to affiliate	2	38
Distributions payable	4,577	6,456
Below-market leases, net	6,281	8,904
Liabilities related to real estate held for sale	—	3,024
Other liabilities	11,493	15,773
Total liabilities	754,131	847,989
Commitments and contingencies (Note 12)
Redeemable common stock	6,705	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 189,999,262 and 190,561,603 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,900	1,905
Additional paid-in capital	1,690,015	1,690,010
Cumulative distributions in excess of net income	(917,193)	(890,751)
Accumulated other comprehensive loss	(191)	(1,637)
Total stockholders’ equity	774,531	799,527
Total liabilities and stockholders’ equity	$1,535,367	$1,657,516
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$33,824	$44,602	$104,920	$171,865
Tenant reimbursements	3,776	6,357	11,379	38,919
Interest income from real estate loans receivable	1,544	1,396	4,280	11,346
Interest income from marketable securities	—	864	—	953
Other operating income	1,869	2,375	5,567	7,681
Total revenues	41,013	55,594	126,146	230,764
Expenses:
Operating, maintenance, and management	8,892	12,720	27,156	47,700
Real estate taxes and insurance	5,148	6,606	15,570	30,940
Asset management fees to affiliate	2,999	3,829	9,107	15,164
General and administrative expenses	1,270	1,106	3,439	3,909
Depreciation and amortization	14,477	16,835	42,218	64,187
Interest expense	5,467	25,040	17,919	54,888
Impairment charge on real estate	18,596	3,940	23,082	5,015
Total expenses	56,849	70,076	138,491	221,803
Other income:
Other interest income	93	133	195	188
Loss on sale of marketable securities	—	(331)	—	(331)
Gain on sales of real estate, net	—	322,811	27,418	369,458
Total other income	93	322,613	27,613	369,315
Net (loss) income	$(15,743)	$308,131	$15,268	$378,276
Net (loss) income per common share, basic and diluted	$(0.08)	$1.61	$0.08	$1.97
Weighted-average number of common shares outstanding, basic and diluted	190,096,839	190,843,044	190,328,683	191,570,503
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(15,743)	$308,131	$15,268	$378,276
Other comprehensive income:
Unrealized gains (losses) on derivative instruments	—	473	—	(1,923)
Unrealized losses on marketable securities	—	(246)	—	(313)
Reclassification of realized losses recognized on interest rate swaps (effective portion)	134	1,694	1,446	5,818
Reclassification of unrealized losses due to hedge ineffectiveness	—	2,385	—	3,207
Reclassification of realized losses related to swap terminations	—	—	—	521
Reclassification of loss on marketable securities to income	—	313	—	313
Total other comprehensive income	134	4,619	1,446	7,623
Total comprehensive (loss) income	$(15,609)	$312,750	$16,714	$385,899
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2014 and the Nine Months Ended September 30, 2015 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	192,269,969	$1,923	$1,647,214	$(369,342)	$(10,313)	$1,269,482
Net income	—	—	—	445,507	—	445,507
Other comprehensive income	—	—	—	—	8,676	8,676
Issuance of common stock	2,749,008	28	26,857	—	—	26,885
Redemptions of common stock	(4,457,374)	(46)	(44,613)	—	—	(44,659)
Transfers from redeemable common stock	—	—	60,552	—	—	60,552
Distributions declared	—	—	—	(966,916)	—	(966,916)
Balance, December 31, 2014	190,561,603	$1,905	$1,690,010	$(890,751)	$(1,637)	$799,527
Net income	—	—	—	15,268	—	15,268
Other comprehensive income	—	—	—	—	1,446	1,446
Redemptions of common stock	(562,341)	(5)	(3,290)	—	—	(3,295)
Transfers from redeemable common stock	—	—	3,295	—	—	3,295
Distributions declared	—	—	—	(41,710)	—	(41,710)
Balance, September 30, 2015	189,999,262	$1,900	$1,690,015	$(917,193)	$(191)	$774,531
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$15,268	$378,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,218	64,187
Impairment charge on real estate	23,082	5,015
Noncash interest expense (income) on real estate-related investments	22	(107)
Deferred rent	(3,880)	(5,126)
Bad debt expense	148	489
Amortization of above- and below-market leases, net	(598)	1,867
Amortization of deferred financing costs	1,551	3,834
Reclassification of realized losses on derivative instruments	—	521
Unrealized losses due to hedge ineffectiveness	—	3,207
Unrealized (gains) losses on derivative instruments	(1,206)	—
Gain on sales of real estate, net	(27,418)	(369,458)
Loss on sale of marketable securities	—	331
Changes in operating assets and liabilities:
Rents and other receivables	(1,687)	(2,841)
Prepaid expenses and other assets	(12,083)	(6,735)
Accounts payable and accrued liabilities	2,441	(1,336)
Due to affiliates	(36)	—
Other liabilities	(1,506)	(12,147)
Net cash provided by operating activities	36,316	59,977
Cash Flows from Investing Activities:
Proceeds from sale of real estate	122,920	1,379,642
Improvements to real estate	(16,326)	(20,075)
Investments in marketable securities	—	(529,997)
Proceeds from sale of marketable securities	—	529,666
Proceeds from early payoff or sale of real estate loans receivable	58,272	111,688
Principal repayments on real estate loans receivable	391	152
Net cash provided by investing activities	165,257	1,471,076
Cash Flows from Financing Activities:
Principal payments on notes payable	(89,700)	(649,011)
Payments of deferred financing costs	(188)	(10)
Payments to redeem common stock	(3,295)	(43,509)
Distributions paid to common stockholders	(43,589)	(925,261)
Net cash used in financing activities	(136,772)	(1,617,791)
Net increase (decrease) in cash and cash equivalents	64,801	(86,738)
Cash and cash equivalents, beginning of period	179,021	175,042
Cash and cash equivalents, end of period	$243,822	$88,304
Supplemental Disclosure of Cash Flow Information:
Interest paid	$17,848	$35,144
Supplemental Disclosure of Noncash Transactions:
Increase in accrued improvements to real estate	$4,248	$5,401
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$26,885
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of September 30, 2015, the Company owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and one real estate loan receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of September 30, 2015, the Company had redeemed 23,605,875 shares sold in the Offering for $232.8 million.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the nine months ended September 30, 2015, the Company sold one office property.  As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Additionally, during the nine months ended September 30, 2015, the Company reclassified two properties that were previously classified as held for sale to held for investment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2015 and 2014, respectively.
Distributions declared per common share were $0.074 and $0.219 for the three and nine months ended September 30, 2015, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions during the nine months ended September 30, 2015. These distributions declared consisted of the following:

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

•
On July 7, 2015, the Company’s board of directors declared a July 2015 distribution in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on July 20, 2015.

•
On August 11, 2015, the Company’s board of directors declared August 2015 and September 2015 distributions in the amounts of $0.02488493 and $0.02408219, respectively, per share of common stock to stockholders of record as of the close of business on August 20, 2015 and September 21, 2015, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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
September 30, 2015
(unaudited)

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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”). The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”), which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs, as the Company presents debt issuance costs as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”). The amendments in ASU No. 2015-16 require that in a business combination, an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years and is to be applied prospectively. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU No. 2015-16 to have a significant impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2015, the Company’s portfolio of real estate held for investment was composed of ten office properties, one office/flex property and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 5.2 million rentable square feet. As of September 30, 2015, the Company’s real estate portfolio was 87% occupied. The following table summarizes the Company’s real estate portfolio held for investment as of September 30, 2015 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$133,986	$—	$133,986
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	149,767	(3,790)	145,977
350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,436	(7,635)	28,801
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	96,209	(12,982)	83,227
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	72,175	(2,313)	69,862
Horizon Tech Center	06/17/2010	San Diego	CA	Office	28,207	(587)	27,620
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	186,267	(4,705)	181,562
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	30,694	(5,186)	25,508
Granite Tower	12/16/2010	Denver	CO	Office	154,836	(29,936)	124,900
Gateway Corporate Center	01/26/2011	Sacramento	CA	Office	45,081	(8,686)	36,395
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	(5,471)	113,913
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	229,295	(19,401)	209,894
					$1,282,337	$(100,692)	$1,181,645
_____________________
(1) Amounts presented are net of impairment charges.
As of September 30, 2015, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Corporate Technology Centre	San Jose, CA	610,083	$209,894	13.7%	$18,537	$30.38	100%
Union Bank Plaza	Los Angeles, CA	627,334	181,562	11.8%	23,162	39.29	94%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2015, the leases had remaining terms, excluding options to extend, of up to 16.1 years with a weighted-average remaining term of 5.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.3 million and $2.5 million as of September 30, 2015 and December 31, 2014, respectively.
During the nine months ended September 30, 2015 and 2014, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $3.9 million and $5.1 million, respectively. As of September 30, 2015 and December 31, 2014, the cumulative deferred rent balance was $50.9 million and $39.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $11.5 million and $4.0 million of unamortized lease incentives as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

October 1, 2015 through December 31, 2015	$30,272
2016	127,093
2017	119,478
2018	111,324
2019	95,253
Thereafter	392,434
$875,854
As of September 30, 2015, the Company had over 250 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	31	$30,185	22.3%
Computer System Design & Programming	9	22,090	16.3%
Mining, Oil & Gas Extraction	3	13,818	10.2%
		$66,093	48.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of September 30, 2015. During the nine months ended September 30, 2015 and 2014, the Company recorded bad debt expense of $0.1 million and $0.5 million, respectively. As of September 30, 2015, the Company had a bad debt expense reserve of approximately $0.3 million, which represented less than 1% of its annualized base rent.
As of September 30, 2015, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2)
Union Bank	Union Bank Plaza	Finance	408,260	9.0%	$16,742	12.4%	$41.01	09/30/2016 / 01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of September 30, 2015 and does not take into account any tenant renewal or termination options.
Geographic Concentration Risk
As of September 30, 2015, the Company’s net investments in real estate in California and New Jersey represented 31.5% and 18.2% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
During the three and nine months ended September 30, 2015, the Company recorded non-cash impairment charges of $18.6 million and $23.1 million, respectively, including an impairment charge of $18.6 million to write-down the carrying value of the 100 & 200 Campus Drive Buildings, an office property located in Florham Park, New Jersey, to its estimated fair value as a result of changes in cash flow estimates. The decrease in cash flow projections was primarily due to (i) the lack of demand in the Florham Park office rental market resulting in slower rent growth and longer lease up periods and (ii) an increase in projected vacancy related to a tenant occupying 199,024 rentable square feet, or approximately 34% of the 100 & 200 Campus Drive Buildings. This tenant’s lease expires in November 2016. The Company no longer expects the tenant to renew its lease. As a result, the Company revised its cash flow projections for longer lease up periods and additional tenant improvement costs and leasing concessions required to attract new tenants.
In addition, during the nine months ended September 30, 2015, the Company recorded impairment charges of $4.5 million with respect to two real estate properties that were reclassified from held for sale to held for investment. The impairment charge was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2015 and December 31, 2014, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Cost	$76,266	$109,378	$15,614	$17,281	$(21,028)	$(24,917)
Accumulated Amortization	(28,124)	(49,302)	(7,389)	(7,010)	14,747	16,013
Net Amount	$48,142	$60,076	$8,225	$10,271	$(6,281)	$(8,904)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(3,412)	$(5,080)	$(694)	$(1,684)	$730	$1,349

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(10,777)	$(20,310)	$(2,093)	$(6,761)	$2,691	$4,894

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of September 30, 2015 and December 31, 2014, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2015 (1)	Book Value as of September 30, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$14,245	$14,255	$14,353	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage (5)
Reston, Virginia	01/17/2012	Office	Mortgage	—	—	58,587	(5)	(5)	(5)
				$14,245	$14,255	$72,940
_____________________
(1) Outstanding principal balance as of September 30, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2015. The contractual interest rates and annualized effective interest rates presented are as of September 30, 2015.
(4) Maturity date is as of September 30, 2015.
(5) On August 4, 2015, the borrower under the Summit I & II First Mortgage paid off the entire principal balance outstanding of $58.3 million plus a yield maintenance premium of $0.9 million and accrued interest of $0.4 million. The Summit I & II First Mortgage had an original maturity date of February 1, 2017. The Summit I & II First Mortgage bore interest at a fixed rate of 7.5%.
The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2015 (in thousands):

Real estate loans receivable - December 31, 2014	$72,940
Principal repayments received on real estate loans receivable	(391)
Payoff of real estate loan receivable	(58,272)
Amortization of closing costs and origination fees on real estate loans receivable	(22)
Real estate loans receivable - September 30, 2015	$14,255
For the three and nine months ended September 30, 2015 and 2014, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual interest income	$686	$1,401	$3,428	$6,322
Prepayment fee received on real estate loan receivable	874	—	874	4,917
Amortization of closing costs and origination fees	(16)	(5)	(22)	107
Interest income from real estate loans receivable	$1,544	$1,396	$4,280	$11,346
As of September 30, 2015 and December 31, 2014, interest receivable from real estate loans receivable was $0.1 million and $0.5 million, respectively, and was included in rents and other receivables.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
During the nine months ended September 30, 2015, the Company disposed of one office property. During the year ended December 31, 2014, the Company disposed of nine office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property. The results of operations for the properties sold during the nine months ended September 30, 2015 and the year ended December 31, 2014 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2014 and nine months ended September 30, 2015, which were included in continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental income	$—	$10,075	$1,835	$68,964
Tenant reimbursements	—	2,593	140	26,085
Other operating income	—	575	126	2,459
Total revenues	—	13,243	2,101	97,508
Expenses
Operating, maintenance, and management	—	3,507	534	21,420
Real estate taxes and insurance	—	1,970	218	16,570
Asset management fees to affiliate	—	812	108	6,052
General and administrative expenses	—	(307)	—	77
Depreciation and amortization	—	2,966	—	20,922
Interest expense	—	16,651	411	32,182
Impairment charge on real estate	—	—	—	1,075
Total expenses	$—	$25,599	$1,271	$98,298
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The following summary presents the major components of assets and liabilities related to real estate held for sale as of September 30, 2015 and December 31, 2014 (in thousands). No real estate properties were held for sale as of September 30, 2015.

	September 30, 2015	December 31, 2014
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charge	$—	$116,264
Accumulated depreciation and amortization	—	(22,582)
Real estate held for sale, net	—	93,682
Other assets	—	4,289
Total assets related to real estate held for sale	$—	$97,971
Liabilities related to real estate held for sale
Notes payable	—	63,652
Other liabilities	—	3,024
Total liabilities related to real estate held for sale	$—	$66,676

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

7.	NOTES PAYABLE
As of September 30, 2015 and December 31, 2014, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Principal as of September 30, 2015	Principal as of December 31, 2014	Contractual Interest Rate as of September 30, 2015(1)	Effective Interest Rate as of September 30, 2015(1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$75,438	$75,438	One-month LIBOR + 1.80%	3.1%	Interest Only	06/21/2017
Union Bank Plaza Mortgage Loan (4)	105,000	105,000	One-month LIBOR + 1.65%	3.3%	Interest Only	09/15/2016
Emerald View at Vista Center Mortgage Loan	19,800	19,800	One-month LIBOR + 2.25%	4.6%	Interest Only	01/01/2016
Portfolio Mortgage Loan #1 (5)	95,033	184,733	One-month LIBOR + 2.15%	3.5%	Interest Only	01/27/2016
Fountainhead Plaza Mortgage Loan	80,000	80,000	One-month LIBOR + 1.90%	2.9%	Interest Only	12/01/2015
Portfolio Mortgage Loan #3 (6)	107,640	107,640	One-month LIBOR + 1.75% - 1.85%	2.4%	Interest Only	03/01/2016
Corporate Technology Centre Mortgage Loan (7)	140,000	140,000	3.50%	3.5%	(7)	04/01/2020
300-600 Campus Drive Revolving Loan (8)	78,000	78,000	One-month LIBOR + 2.05%	2.9%	Interest Only	08/01/2016
	$700,911	$790,611
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2015. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of September 30, 2015, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2015; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) As of September 30, 2015, the Amended and Restated Portfolio Revolving Loan Facility was secured by 350 E. Plumeria Building and Pierre Laclede Center.
(4) As of September 30, 2015, $105.0 million of the Union Bank Plaza Mortgage Loan had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) As of September 30, 2015, Portfolio Mortgage Loan #1 was secured by Horizon Tech Center, Granite Tower and Gateway Corporate Center. On February 13, 2015, in connection with the disposition of National City Tower, the Company repaid $89.7 million of principal due under this loan and National City Tower was released as security from Portfolio Mortgage Loan #1.
(6) As of September 30, 2015, the principal balance of Portfolio Mortgage Loan #3 consisted of the $107.6 million non-revolving portion. The revolving portion of $53.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of September 30, 2015, the Portfolio Mortgage Loan #3 was secured by the 100 & 200 Campus Drive Buildings and Willow Oaks Corporate Center.
(7) Monthly payments are initially interest-only. Beginning on May 1, 2017, monthly payments for Corporate Technology Centre Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(8) As of September 30, 2015, the principal balance of the 300-600 Campus Drive Revolving Loan consisted of $78.0 million of the non-revolving portion. The remaining non-revolving portion of $17.0 million and the revolving portion of $25.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
As of September 30, 2015 and December 31, 2014, the Company’s deferred financing costs were $1.8 million and $3.1 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

During the three and nine months ended September 30, 2015, the Company incurred $5.5 million and $17.9 million of interest expense, respectively. During the three and nine months ended September 30, 2014, the Company incurred $25.0 million and $54.9 million of interest expense, respectively. As of September 30, 2015 and December 31, 2014, $1.7 million and $2.2 million, respectively, of interest expense were payable. Included in interest expense for the three and nine months ended September 30, 2015 were $0.5 million and $1.6 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2014 were $1.1 million and $3.8 million of amortization of deferred financing costs, and $14.0 million and $14.6 million of prepayment penalties, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $0.8 million and $3.6 million for the three and nine months ended September 30, 2015, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements was $4.1 million and $9.6 million for the three and nine months ended September 30, 2014, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2015 (in thousands):

October 1, 2015 through December 31, 2015	$80,000
2016	405,473
2017	77,218
2018	2,750
2019	2,848
Thereafter	132,622
$700,911
Certain of the Company’s notes payable contain financial debt covenants. As of September 30, 2015, the Company was in compliance with these debt covenants.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2015 and December 31, 2014. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instruments	September 30, 2015		December 31, 2014		Reference Rate as of September 30, 2015	Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate Swaps (1)	8	$414,175	11	$596,575	One-month LIBOR/ Fixed at 0.50% - 2.39%	1.16%	0.9
_____________________
(1) During the nine months ended September 30, 2015, the Company terminated one interest rate swap agreement and paid an aggregate breakage fee of $0.2 million. Also, two of the Company’s interest rate swaps expired during the nine months ended September 30, 2015. As of September 30, 2015 and December 31, 2014, none of the Company’s interest rate swaps were designated as cash flow hedges.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Derivative Instruments	Balance Sheet Location	September 30, 2015		December 31, 2014
		Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Deferred financing costs, prepaid expenses and other assets, at fair value	—	$—	2	$122
Interest Rate Swaps	Other liabilities, at fair value	8	$(1,974)	9	$(4,749)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives designated as hedging instruments (1)
Amount of loss recognized on interest rate swaps (effective portion)	$134	$1,694	$1,446	$5,818
Unrealized losses due to hedge ineffectiveness	—	2,385	—	3,207
Reclassification of realized losses related to swap terminations	—	—	—	521
	134	4,079	1,446	9,546
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	1,224	—	3,164	—
Unrealized (gains) losses on interest rate swaps	(568)	(5)	(1,206)	35
Losses related to swap terminations	—	—	170	—
	656	(5)	2,128	35
Increase in interest expense as a result of derivatives	$790	$4,074	$3,574	$9,581
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
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value, as defined under GAAP, is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
September 30, 2015
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of September 30, 2015 and December 31, 2014, which carrying amounts do not generally approximate the fair values (in thousands):

	September 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$14,245	$14,255	$14,648	$72,908	$72,940	$73,414
Financial liabilities:
Notes payable	$700,911	$700,911	$704,076	$790,611	$790,611	$794,439

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
As of September 30, 2015, the Company measured the following liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$1,974	$—	$1,974	$—

10.	RELATED PARTY TRANSACTIONS
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
During the nine months ended September 30, 2015 and 2014, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2015 and 2014, respectively, and any related amounts payable as of September 30, 2015 and December 31, 2014 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Expensed
Asset management fees	$2,999	$3,829	$9,107	$15,164	$—	$—
Reimbursement of operating expenses (1)	63	39	142	112	2	38
Disposition fees (2)	—	11,591	1,239	14,154	—	—
	$3,062	$15,459	$10,488	$29,430	$2	$38
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $40,000 and $39,000 for the three months ended September 30, 2015 and 2014, respectively, and $109,000 and $112,000 for the nine months ended September 30, 2015 and 2014, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the nine months ended September 30, 2015 and 2014. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2015 and 2014 and total assets and total liabilities for each reportable segment as of September 30, 2015 and December 31, 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Real estate segment (1)	$39,469	$53,334	$121,866	$218,465
Real estate-related segment	1,544	1,396	4,280	11,346
Total segment revenues	41,013	54,730	126,146	229,811
Corporate-level	—	864	—	953
Total revenues	$41,013	$55,594	$126,146	$230,764
Interest Expense:
Real estate segment (1)	$5,467	$25,040	$17,919	$53,895
Real estate-related segment	—	—	—	993
Total interest expense	$5,467	$25,040	$17,919	$54,888
NOI:
Real estate segment (1)	$19,962	$8,968	$61,233	$85,980
Real estate-related segment	1,544	1,396	4,268	10,303
Total segment NOI	21,506	10,364	65,501	96,283
Corporate-level	—	864	—	953
Total NOI	$21,506	$11,228	$65,501	$97,236

	As of September 30,	As of December 31,
	2015	2014
Assets:
Real estate segment	$1,287,329	$1,317,990
Real estate-related segment	14,502	73,457
Total segment assets	1,301,831	1,391,447
Real estate held for sale	—	97,971
Corporate-level (2)	233,536	168,098
Total assets	$1,535,367	$1,657,516
Liabilities:
Real estate segment	$749,037	$774,173
Real estate-related segment	7	2
Total segment liabilities	749,044	774,175
Real estate held for sale	—	66,676
Corporate-level (3)	5,087	7,138
Total liabilities	$754,131	$847,989
_____________________
(1) Amounts include properties sold. See Note 6, “Real Estate Sales” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $233.2 million and $167.8 million as of September 30, 2015 and December 31, 2014, respectively.
(3) As of September 30, 2015 and December 31, 2014, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(15,743)	$308,131	$15,268	$378,276
Gain on sale of real estate, net	—	(322,811)	(27,418)	(369,458)
Loss on sale of marketable securities	—	331	—	331
Other interest income	(93)	(133)	(195)	(188)
Asset management fees to affiliate	2,999	3,829	9,107	15,164
General and administrative expenses	1,270	1,106	3,439	3,909
Depreciation and amortization	14,477	16,835	42,218	64,187
Impairment charge on real estate	18,596	3,940	23,082	5,015
NOI	$21,506	$11,228	$65,501	$97,236

12.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2015.
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
September 30, 2015
(unaudited)

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 1, 2015, the Company paid distributions of $4.6 million, which related to distributions declared for September 2015 in the amount of $0.02408219 per share of common stock to stockholders of record as of the close of business on September 21, 2015. On November 2, 2015, the Company paid distributions of $4.7 million, which related to distributions declared for October 2015 in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on October 20, 2015.
Distributions Declared
On November 9, 2015, the Company’s board of directors declared a November 2015 distribution in the amount of $0.02408219 per share of common stock to stockholders of record as of the close of business on November 20, 2015, which the Company expects to pay in December 2015, and a December 2015 distribution in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on December 21, 2015, which the Company expects to pay in January 2016.

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

•
We have used and from time to time may use proceeds from financings, if necessary, to fund a portion of our distributions during our operational stage. We also expect to fund other distributions from the net proceeds from the sale of real estate and from the receipt of principal payments from, or the sale of, our real estate-related loan receivable.

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

•
During the nine months ended September 30, 2015, we disposed of one office property and received the loan repayment on one of our real estate loans receivable, and during the year ended December 31, 2014, we sold 15 real estate properties and received loan repayments on three of our real estate loans receivable. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, will increase as a percentage of our cash flow from operations and this increase could be significant.

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
As of September 30, 2015, we owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and one real estate loan receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of September 30, 2015, we had redeemed 23,605,875 shares sold in our offering for $232.8 million.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. The escalating war with the Islamic State and the epidemic of refugees fleeing Syria have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a weakening of global economic conditions. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and the possibility of deflation becomes a very real risk. While the U.S. economy has rebounded from the 2008-2009 recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kick start the country’s economy. To date the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. The Japanese economy remains weak, with little or no economic growth. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement led to lower European interest rates and a weakening of the Euro against other currencies. With much of the EU economy still experiencing low or negative economic growth, the ECB is now poised to increase its QE program by broadening the amount and type of securities purchased. It is difficult to predict how all of this economic stimulus will unwind. While the goal of the easy monetary policy is to stimulate economic growth, the possibility of negative unintended consequences occurring, such as deflation, appears to be very real.
From the beginning of the financial crisis, the Federal Reserve has maintained an accommodative monetary policy. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In October 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve. As of third quarter of 2015, the Federal Reserve had not yet increased interest rates, but it is expected that sometime soon the Federal Reserve will make such an increase.
In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 5.0% as of October 2015. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In the first quarter of 2015, growth was well below expectations at 0.6%. The second quarter of 2015 rebounded strongly with 3.9%, and the third quarter of 2015 has come in at an initial level of 1.5%. The muted third quarter growth is being explained as the result of a strong dollar and a decrease in demand for U.S. exports. Throughout 2015 corporate revenues and earnings have experienced a reduced level of growth.
With the backdrop of increasing levels of global political conflict and deteriorating economic conditions, the U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from strong inflows of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. Now investors have branched into secondary and tertiary markets, and demand for investments is leading to an uptick in construction and development. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. Some fear the potential creation of an asset bubble, particularly in the gateway metropolitan markets. A potential bubble could decrease the flow of capital into the United States and could lead to a decrease in the demand for U.S. commercial real estate assets, resulting in a decline in commercial real estate values.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate-Related Investment
Our real estate loan receivable is directly secured by commercial real estate. As a result, our real estate-related investment, in general, has been and likely will continue to be impacted by the same factors impacting our real estate investments. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investment, and therefore may impact the ability of our borrower under our loan to make contractual interest payments to us.
As of September 30, 2015, we had a fixed-rate real estate loan receivable with an outstanding principal balance of $14.2 million and a carrying value (including unamortized origination and closing costs) of $14.3 million that matures in 2018.
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
As of September 30, 2015, we had debt obligations in the aggregate principal amount of $700.9 million with a weighted-average remaining term of 1.5 years. We had a total of $140.0 million of fixed rate notes payable and $560.9 million of variable rate notes payable as of September 30, 2015. The interest rates on $414.2 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of September 30, 2015, we had a total of $485.5 million of debt obligations scheduled to mature within 12 months of that date.
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
We ceased offering shares of common stock in our primary offering on December 31, 2010 and terminated our dividend reinvestment plan effective May 29, 2014. We intend to use our cash on hand, cash flow generated by our real estate and real estate-related investment, proceeds from debt financing, proceeds from the sale of real estate properties and principal repayments on or the sale of our real estate loan receivable as our primary sources of immediate and long-term liquidity. As of September 30, 2015, we had an aggregate of $78.0 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our share redemption program provides only for special redemptions. During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 2, 2014, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of September 30, 2015, we had $6.7 million available for special redemptions for the remainder of 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2015, our real estate held for investment was 87% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of September 30, 2015, the borrower under our real estate loan receivable was current on its debt service payments to us.
During the nine months ended September 30, 2015, we disposed of one office property and received loan repayment on one of our real estate loans receivable.
For the nine months ended September 30, 2015, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff or sale of real estate loans receivable and proceeds from the sales of real estate properties from current and prior periods. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the nine months ended September 30, 2015 using cash flows from operations and cash on hand. We believe that our cash on hand, cash flow from operations, availability under our credit facilities, proceeds from the sales of real estate properties and the repayment of or the sale of our real estate loan receivable will be sufficient to meet our liquidity needs for the foreseeable future.
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
Cash Flows from Operating Activities
As of September 30, 2015, we owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and one real estate loan receivable. During the nine months ended September 30, 2015, net cash provided by operating activities was $36.3 million, compared to $60.0 million during the nine months ended September 30, 2014. Net cash provided by operating activities decreased in 2015 primarily as a result of the sale of real estate properties and the payoff or sale of real estate loans receivable. We anticipate additional asset sales in the future, which would further reduce net cash provided by operating activities.
Cash Flows from Investing Activities
Net cash provided by investing activities was $165.3 million for the nine months ended September 30, 2015, and primarily consisted of the following:

•	$122.9 million of proceeds from the sale of one office property;

•	$58.3 million of proceeds from the payoff of one real estate loan receivable; and

•	$16.3 million used for improvements to real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
During the nine months ended September 30, 2015, net cash used in financing activities was $136.8 million and consisted primarily of the following:

•	$89.7 million of principal payments on notes payable;

•	$43.6 million of cash distributions; and

•	$3.3 million of cash used for redemptions of common stock.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the acquisition and origination of our assets and pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we pay our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. We also reimbursed our advisor and our dealer manager for certain offering costs related to our now terminated dividend reinvestment plan.
As of September 30, 2015, we had $243.8 million of cash and cash equivalents and up to $78.0 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2015, our borrowings and other liabilities were approximately 41% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$700,911	$80,000	$482,691	$5,598	$132,622
Interest payments on outstanding debt obligations (2)	34,121	5,378	17,710	9,490	1,543
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2015 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $17.3 million, excluding net unrealized gains on interest rate swap agreements of $1.2 million, swap termination expense of $0.2 million and amortization of deferred financing costs totaling $1.6 million during the nine months ended September 30, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of September 30, 2014, we owned 13 office properties, one office/flex property, a portfolio of four industrial properties, an office campus consisting of eight office buildings and two real estate loans receivable. Subsequent to September 30, 2014, we sold three office properties and a portfolio of four industrial properties and received the repayment on one real estate loan receivable. As a result, as of September 30, 2015, we owned 10 office properties, one office/flex property, an office campus consisting of eight office buildings and one real estate loan receivable. The results of operations presented for the nine months ended September 30, 2015 and 2014 are not directly comparable due to the dispositions of real estate properties and the payoff or sale of real estate loans receivable subsequent to January 1, 2014. In general, we expect income and expenses to decrease in future periods due to disposition activity.
Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014
The following table provides summary information about our results of operations for the three months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$33,824	$44,602	$(10,778)	(24)%	$(10,075)	$(703)
Tenant reimbursements	3,776	6,357	(2,581)	(41)%	(2,593)	12
Interest income from real estate loans receivable	1,544	1,396	148	11%	150	(2)
Interest income from marketable securities	—	864	(864)	(100)%	n/a	n/a
Other operating income	1,869	2,375	(506)	(21)%	(575)	69
Operating, maintenance and management costs	8,892	12,720	(3,828)	(30)%	(3,513)	(315)
Real estate taxes and insurance	5,148	6,606	(1,458)	(22)%	(1,982)	524
Asset management fees to affiliate	2,999	3,829	(830)	(22)%	(882)	52
General and administrative expenses	1,270	1,106	164	15%	n/a	n/a
Depreciation and amortization	14,477	16,835	(2,358)	(14)%	(2,966)	608
Interest expense	5,467	25,040	(19,573)	(78)%	(16,651)	(2,922)
Impairment charge on real estate	18,596	3,940	14,656	372%	—	14,656
Loss on sale of marketable securities	—	(331)	331	(100)%	n/a	n/a
Gain on sale of real estate, net	—	322,811	(322,811)	(100)%	(322,811)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 related to investments disposed of on or after July 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $51.0 million for the three months ended September 30, 2014 to $37.6 million for the three months ended September 30, 2015, primarily due to the dispositions of real estate properties.  Overall, we expect rental income and tenant reimbursements to decrease in future periods due to anticipated dispositions of real estate properties. For the three months ended September 30, 2015 and 2014, rental income and tenant reimbursements from our real estate properties sold were $0 and $12.7 million, respectively.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $1.4 million for the three months ended September 30, 2014 to $1.5 million for the three months ended September 30, 2015, primarily as a result of a prepayment fee received, partially offset by a decrease in interest income related to the early repayment of a real estate loan receivable. Interest income from our real estate loan receivable in future periods compared to historical periods will decrease as a result of the payoff or sale of our real estate loan receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other operating income decreased from $2.4 million for the three months ended September 30, 2014 to $1.9 million for the three months ended September 30, 2015, primarily due to the dispositions of real estate properties. Overall, we expect other operating income to decrease in future periods due to anticipated dispositions of real estate properties. For the three months ended September 30, 2015 and 2014, other operating income from our real estate properties sold were $0 and $0.6 million, respectively.
Operating, maintenance and management costs decreased from $12.7 million for the three months ended September 30, 2014 to $8.9 million for the three months ended September 30, 2015. The decrease was primarily due to the dispositions of real estate properties subsequent to July 1, 2014. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs to decrease in future periods due to anticipated dispositions of real estate properties. For the three months ended September 30, 2015 and 2014, operating, maintenance and management costs from our real estate properties sold were $0 and $3.5 million, respectively.
Real estate taxes and insurance decreased from $6.6 million for the three months ended September 30, 2014 to $5.1 million for the three months ended September 30, 2015. This decrease was primarily due to the dispositions of real estate properties subsequent to July 1, 2014, partially offset by an increase due to higher property tax assessed values for two of our real estate properties held throughout both periods. We expect real estate taxes and insurance to decrease in future periods due to anticipated dispositions of real estate properties. For the three months ended September 30, 2015 and 2014, real estate taxes and insurance from our real estate properties sold were $0 and $2.0 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased from $3.8 million for the three months ended September 30, 2014 to $3.0 million for the three months ended September 30, 2015, due to the dispositions of real estate properties and the payoff of a real estate loan receivable subsequent to July 1, 2014. All asset management fees incurred as of September 30, 2015 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales. For the three months ended September 30, 2015 and 2014, asset management fees from our real estate properties sold were $0 and $0.8 million, respectively.
Depreciation and amortization decreased from $16.8 million for the three months ended September 30, 2014 to $14.5 million for the three months ended September 30, 2015 primarily due to the dispositions of real estate properties subsequent to July 1, 2014, partially offset by a net increase in depreciation and amortization for properties held throughout both periods. We expect depreciation and amortization to decrease in future periods due to anticipated dispositions of real estate properties and to an overall decrease in amortization of tenant origination costs related to lease expirations. For the three months ended September 30, 2015 and 2014, depreciation and amortization from our real estate properties sold or held for sale was $0 and $3.0 million, respectively.
Interest expense decreased from $25.0 million for the three months ended September 30, 2014 to $5.5 million for the three months ended September 30, 2015. The decrease in interest expense is primarily due to an overall decrease to our total debt outstanding due to loan payoffs or reductions in connection with dispositions of real estate properties and in part due to a decrease in the average loan balance of our existing notes payable related to properties held throughout both periods. Included in interest expense is the amortization of deferred financing costs of $1.1 million and $0.5 million for the three months ended September 30, 2014 and 2015, respectively. Also included in interest expense during the three months ended September 30, 2014 was $2.2 million of unrealized swap loses primarily due to hedge ineffectiveness as a result of anticipated early repayment of debt in connection with asset sales. As of September 30, 2014, we had dedesignated all of our interest rate swap agreements. As a result, changes to the fair value of our interest rate swap agreements are recognized directly in earnings as interest expense. During the three months ended September 30, 2015, we recorded $0.6 million of unrealized gain on interest rate swaps. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. For the three months ended September 30, 2015 and 2014, interest expense from our real estate properties sold was $0 and $16.7 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended September 30, 2015, we recorded non-cash impairment charges of $18.6 million to write-down the carrying value of the 100 & 200 Campus Drive Buildings, an office property located in Florham Park, New Jersey, to its estimated fair value as a result of changes in cash flow estimates. The decrease in cash flow projections was primarily due to (i) the lack of demand in the Florham Park office rental market resulting in slower rent growth and longer lease up periods and (ii) an increase in projected vacancy related to a tenant occupying 199,024 rentable square feet, or approximately 34% of the 100 & 200 Campus Drive Buildings. This tenant’s lease expires in November 2016. We no longer expect the tenant to renew its lease. As a result, we revised our cash flow projections for longer lease up periods and additional tenant improvement costs and leasing concessions required to attract new tenants. During the three months ended September 30, 2014, we recognized an impairment charge on real estate properties held for investment of $3.9 million with respect to two of our real estate properties that were reclassified from held for sale to held for investment. The impairment charge was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense and rental income (related to the amortization of above-market lease assets and below-market lease liabilities).
We recognized a gain on sale of real estate of $322.8 million related to the disposition of four office properties during the three months ended September 30, 2014. We did not dispose of any real estate properties during the three months ended September 30, 2015.
Comparison of the nine months ended September 30, 2015 versus the nine months ended September 30, 2014
The following table provides summary information about our results of operations for the nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$104,920	$171,865	$(66,945)	(39)%	$(67,129)	$184
Tenant reimbursements	11,379	38,919	(27,540)	(71)%	(25,945)	(1,595)
Interest income from real estate loans receivable	4,280	11,346	(7,066)	(62)%	(7,059)	(7)
Interest income from marketable securities	—	953	(953)	(100)%	n/a	n/a
Other operating income	5,567	7,681	(2,114)	(28)%	(2,333)	219
Operating, maintenance and management costs	27,156	47,700	(20,544)	(43)%	(20,879)	335
Real estate taxes and insurance	15,570	30,940	(15,370)	(50)%	(16,363)	993
Asset management fees to affiliate	9,107	15,164	(6,057)	(40)%	(6,204)	147
General and administrative expenses	3,439	3,909	(470)	(12)%	n/a	n/a
Depreciation and amortization	42,218	64,187	(21,969)	(34)%	(20,922)	(1,047)
Interest expense	17,919	54,888	(36,969)	(67)%	(31,771)	(5,198)
Impairment charge on real estate	23,082	5,015	18,067	360%	(1,075)	19,142
Loss on sale of marketable securities	—	(331)	331	(100)%	n/a	n/a
Gain on sale of real estate, net	27,418	369,458	(342,040)	(93)%	(342,040)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 related to investments disposed of on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $210.8 million for the nine months ended September 30, 2014 to $116.3 million for the nine months ended September 30, 2015, primarily due to the dispositions of real estate properties and reset of tenant base years for lease renewals.  Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the dispositions of real estate properties and anticipated dispositions of real estate properties. For the nine months ended September 30, 2015 and 2014, rental income and tenant reimbursements from our real estate properties sold were $2.0 million and $95.0 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from our real estate loans receivable, recognized using the interest method, decreased from $11.3 million for the nine months ended September 30, 2014 to $4.3 million for the nine months ended September 30, 2015, primarily as a result of the payoff or sale of real estate loans receivable subsequent to January 1, 2014. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of payoffs or sales of our real estate loans receivable.
Other operating income decreased from $7.7 million for the nine months ended September 30, 2014 to $5.6 million for the nine months ended September 30, 2015, primarily due to the dispositions of real estate properties. Overall, we expect other operating income to decrease in future periods due to anticipated dispositions of real estate properties. For the nine months ended September 30, 2015 and 2014, other operating income from our real estate properties sold were $2.5 million and $0.1 million, respectively.
Operating, maintenance and management costs decreased from $47.7 million for the nine months ended September 30, 2014 to $27.2 million for the nine months ended September 30, 2015. The decrease was primarily due to the dispositions of real estate properties subsequent to January 1, 2014. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs to decrease in future periods due to the dispositions of real estate properties and anticipated dispositions of real estate properties. For the nine months ended September 30, 2015 and 2014, operating, maintenance and management costs from our real estate properties sold were $0.5 million and $21.4 million, respectively.
Real estate taxes and insurance decreased from $30.9 million for the nine months ended September 30, 2014 to $15.6 million for the nine months ended September 30, 2015. This decrease was primarily due to the dispositions of real estate properties subsequent to January 1, 2014, partially offset by an increase due to higher property tax assessed values for two of our real estate properties held throughout both periods. We expect real estate taxes and insurance to decrease in future periods due to the dispositions of real estate properties and anticipated dispositions of real estate properties. For the nine months ended September 30, 2015 and 2014, real estate taxes and insurance from our real estate properties sold were $0.2 million and $16.6 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased from $15.2 million for the nine months ended September 30, 2014 to $9.1 million for the nine months ended September 30, 2015, due to the dispositions of real estate properties and the payoff or sale of real estate loans receivable subsequent to January 1, 2014. All asset management fees incurred as of September 30, 2015 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales. For the nine months ended September 30, 2015 and 2014, asset management fees from our real estate properties sold were $0.1 million and $6.1 million, respectively.
Depreciation and amortization decreased from $64.2 million for the nine months ended September 30, 2014 to $42.2 million for the nine months ended September 30, 2015 due to (i) the dispositions of real estate properties subsequent to January 1, 2014, (ii) the reclassification of two real estate properties from held for sale to held for investment, which resulted in a portion of the depreciation and amortization expense being classified as an impairment charge during the nine months ended September 30, 2015 and (iii) a decrease in amortization of tenant origination and absorption costs for properties held throughout both periods. We expect depreciation and amortization to decrease in future periods due to the disposition of real estate properties and anticipated dispositions of real estate properties and to an overall decrease in amortization of tenant origination costs related to lease expirations. For the nine months ended September 30, 2015 and 2014, depreciation and amortization from our real estate properties sold or held for sale was $0 and $20.9 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense decreased from $54.9 million for the nine months ended September 30, 2014 to $17.9 million for the nine months ended September 30, 2015. The decrease in interest expense is primarily due to an overall decrease to our total debt outstanding due to loan payoffs or reductions in connection with dispositions of real estate properties and in part due to a decrease in the average loan balance of our existing notes payable related to properties held throughout both periods. Included in interest expense is the amortization of deferred financing costs of $3.8 million and $1.6 million for the nine months ended September 30, 2014 and 2015, respectively. Also included in interest expense during the nine months ended September 30, 2014 was $3.1 million of unrealized swap losses primarily due to hedge ineffectiveness as a result of anticipated early repayment of debt in connection with asset sales and $0.5 million of termination fees related to the payoff of loans secured by the real estate properties sold during the nine months ended September 30, 2014. As of September 30, 2014, we had dedesignated all of our interest rate swap agreements. As a result, changes to the fair value of our interest rate swap agreements are recognized directly in earnings as interest expense. During the nine months ended September 30, 2015, we recorded $1.2 million of unrealized gain on interest rate swaps. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. For the nine months ended September 30, 2015 and 2014, interest expense from our real estate properties sold was $0.4 million and $32.2 million, respectively.
During the nine months ended September 30, 2015, we recorded non-cash impairment charges of $23.1 million, including an impairment charge of $18.6 million to write-down the carrying value of the 100 & 200 Campus Drive Buildings, an office property located in Florham Park, New Jersey, to its estimated fair value as a result of changes in cash flow estimates. Please see “ —Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014” above for a discussion of the impairment charge on the 100 & 200 Campus Drive Buildings. In addition, during the nine months ended September 30, 2015, we recorded impairment charges of $4.5 million with respect to two real estate properties that were reclassified from held for sale to held for investment. The impairment charge was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense. During the nine months ended September 30, 2014, we recognized an impairment charge of $5.0 million consisting of (i) $3.9 million with respect to two of our real estate properties that were reclassified from held for sale to held for investment and (ii) $1.1 million on a real estate property sold during the nine months ended September 30, 2014. The impairment charge related to the reclassified properties was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense.
We recognized a gain on sale of real estate of $27.4 million related to the disposition of one office property during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we recognized a gain on sale of real estate of $369.5 million related to the disposition of seven office properties, one industrial property and a leasehold interest in one industrial property.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflect adjustments for the operations of properties and real estate-related investments sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties and real estate-related investments sold or held for sale as of September 30, 2015.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(15,743)	$308,131	$15,268	$378,276
Depreciation of real estate assets	8,723	8,867	24,526	32,914
Amortization of lease-related costs	5,754	7,968	17,692	31,273
Impairment charge on real estate	18,596	3,940	23,082	5,015
Gain on sale of real estate, net	—	(322,811)	(27,418)	(369,458)
Loss on sale of marketable securities	—	331	—	331
FFO	17,330	6,426	53,150	78,351
Straight-line rent and amortization of above- and below-market leases	(1,364)	(1,074)	(4,478)	(3,259)
Amortization of discounts and closing costs	16	5	22	(107)
Prepayment fee received on note receivable	(874)	—	(874)	(4,917)
Termination fees on derivative instruments	—	—	170	521
Unrealized (gain) losses on derivative instruments	(568)	2,380	(1,206)	3,060
Prepayment fees related to the extinguishment of debt	—	14,037	—	14,583
MFFO	$14,540	$21,774	$46,784	$88,232
Our calculation of MFFO above includes amounts related to the operations of 16 real estate properties sold and four real estate loans receivable sold or paid off between January 1, 2014 and September 30, 2015. Please refer to the table below with respect to the proportion of MFFO related to real estate properties sold or real estate-related investments sold or paid off as of September 30, 2015 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
MFFO by component:
Assets held for investment	$14,157	$13,034	$43,596	$43,453
Real estate properties sold	16	7,722	838	39,828
Real estate loans receivable sold or paid off	367	1,018	2,350	4,951
MFFO	$14,540	$21,774	$46,784	$88,232
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first, second and third quarters of 2015 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share(1)(2)	Distributions Paid (3)	Cash Flow From Operations
First Quarter 2015	$13,764	$0.072	$15,479	$5,891
Second Quarter 2015	13,907	0.073	14,066	14,838
Third Quarter 2015	14,039	0.074	14,044	15,587
	$41,710	$0.219	$43,589	$36,316
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

•
On July 7, 2015, our board of directors declared a July 2015 distribution in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on July 20, 2015. This distribution totaled approximately $4.7 million.

•
On August 11, 2015, our board of directors declared August 2015 and September 2015 distributions in the amounts of $0.02488493 and $0.02408219, respectively, per share of common stock to stockholders of record as of the close of business on August 20, 2015 and September 21, 2015, respectively. These distributions totaled approximately $4.7 million and $4.6 million, respectively.

(2) Assumes share was issued and outstanding each day that was a record date during the period presented.
(3) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the nine months ended September 30, 2015, we paid aggregate distributions of $43.6 million, all of which were paid in cash. FFO and cash flow from operations for the nine months ended September 30, 2015 were $53.2 million and $36.3 million, respectively. We funded our total distributions paid with $34.0 million of current period cash flow from operations and $9.6 million of cash on hand. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under our mortgage loan investment).
During the nine months ended September 30, 2015, we disposed of one office property and received the loan repayment on one of our real estate loans receivable, and during the year ended December 31, 2014, we sold 15 real estate properties and received loan repayments on three of our real estate loans receivable. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update in December of each year, or more frequently.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward — Looking Statements,” “Market Outlook — Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and the financial environment; the success and economic viability of our tenants; the ability of our borrower and its sponsor to continue to make debt service payments and/or to repay its loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. There have been no significant changes to our policies during 2015.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 1, 2015, we paid distributions of $4.6 million, which related to distributions declared for September 2015 in the amount of $0.02408219 per share of common stock to stockholders of record as of the close of business on September 21, 2015. On November 2, 2015, we paid distributions of $4.7 million, which related to distributions declared for October 2015 in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on October 20, 2015.
Distributions Declared
On November 9, 2015, our board of directors declared a November 2015 distribution in the amount of $0.02408219 per share of common stock to stockholders of record as of the close of business on November 20, 2015, which we expect to pay in December 2015, and a December 2015 distribution in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on December 21, 2015, which we expect to pay in January 2016.

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
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2015, the fair value and carrying value of our fixed rate real estate loan receivable were $14.6 million and $14.3 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2015, the fair value of our fixed rate debt was $142.6 million and the carrying value of our fixed rate debt was $140.0 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2015. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2015, we were exposed to market risks related to fluctuations in interest rates on $146.7 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $414.2 million of our variable rate debt. Based on interest rates as of September 30, 2015, if interest rates were 100 basis points higher during the 12 months ending September 30, 2016, interest expense on our variable rate debt would increase by $1.5 million. As of September 30, 2015, one-month LIBOR was 0.1930% and if this index was reduced to 0% during the 12 months ending September 30, 2016, interest expense on our variable rate debt would decrease by $0.3 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of September 30, 2015 was 7.6%. The annual effective interest rate represents the effective interest rate as of September 30, 2015, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2015 were 3.5% and 3.1%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of September 30, 2015, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The only redemptions we made under our share redemption program during the nine months ended September 30, 2015 were those that qualified as, and met the requirements for, special redemptions under our share redemption program and we fulfilled all special redemption requests eligible for redemption under our share redemption program. We funded redemptions during the nine months ended September 30, 2015 with proceeds from the sale of real estate properties and existing cash on hand.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2015, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	27,535	$5.86	(3)
February 2015	30,945	$5.86	(3)
March 2015	57,839	$5.86	(3)
April 2015	32,867	$5.86	(3)
May 2015	157,802	$5.86	(3)
June 2015	123,551	$5.86	(3)
July 2015	30,633	$5.86	(3)
August 2015	37,041	$5.86	(3)
September 2015	64,128	$5.86	(3)
Total	562,341
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
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the nine months ended September 30, 2015, we redeemed $3.3 million of shares, which represented all redemption requests received in good order and eligible for redemption through the September 2015 redemption date. Based on the redemption limitations described above and redemptions through September 30, 2015, we may redeem up to $6.7 million of shares in connection with special redemptions for the remainder of 2015.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	November 12, 2015	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 12, 2015	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)