Form 10-K
period 2015-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2016-03-16
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 4, 2014, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $5.86 (unaudited) based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 4, 2014, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014. On December 8, 2015, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $5.62 (unaudited) based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2015. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 8, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
There were approximately 190,108,384 shares of common stock held by non-affiliates as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 14, 2016, there were 189,353,216 outstanding shares of common stock of the Registrant.

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

•
We have used proceeds from financings, when necessary, to fund a portion of our distributions during our operational stage. We currently expect that our distributions will generally be paid from cash flow from operations and funds from operations from current or prior periods. We also expect to fund other distributions from the net proceeds from the sale of real estate and from the receipt of principal payments from, or the sale of, our real estate-related loan receivable. We can give no assurance regarding the timing, amount or source of future distributions.

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

•
Our investments in real estate and our mortgage loan may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties and the property and other assets directly securing our loan investment could decrease. Such events would make it more difficult for the borrower under our loan investment to meet its payment obligations to us. It could also make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

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

•
During the year ended December 31, 2015, we disposed of one office property and received the repayment of one of our real estate loans receivable, and during the year ended December 31, 2014, we sold 15 real estate properties and received the repayment of three of our real estate loans receivable. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and this increase was significant.

•
Although the special committee of our board of directors has engaged a financial advisor to assist with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all.

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
On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2015, we had redeemed 24,048,952 of the shares sold in our offering for $235.4 million.
As of December 31, 2015, we owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and one real estate loan receivable.
Our focus in 2016 is to: continue to strategically sell assets and make special distributions to stockholders; strategically negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; and complete major capital improvement projects, such as renovations or amenity enhancements, with the goal of attracting a greater pool of quality buyers.
Objectives and Strategies
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return our stockholders’ capital contributions.
We have sought and will seek to achieve these objectives by managing our diverse portfolio of real estate and real estate-related investments, which we acquired using a combination of equity raised in our initial public offering and debt financing. We have diversified our portfolio by investment size, investment type, investment risk and geographic region.
On January 27, 2016, our board of directors formed a special committee (the "Special Committee") composed of all of our independent directors to explore the availability of strategic alternatives involving us. While we conduct this process, we remain 100% focused on managing our properties.
As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore Group L.L.C. (“Evercore”) to act as our financial advisor and to assist the Special Committee with this process. Under the terms of the engagement, Evercore will provide various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Although the Special Committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we have begun the process of exploring strategic alternatives, there is no assurance that the process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.

Real Estate Portfolio
Real Estate Investments
We have made investments in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. As of December 31, 2015, our portfolio of real estate properties was composed of ten office properties, one office/flex property and an office campus consisting of eight office buildings encompassing 5.2 million rentable square feet.
All of our properties are located in the United States. We originally intended to hold our core properties for four to seven years, which we believe is a reasonable period to enable us to capitalize on the potential for increased income and capital appreciation of properties. Our advisor has developed a well-defined exit strategy for each of our investments. Specifically, our advisor assigned a sell date to each asset we acquired prior to its purchase as part of the original business plan for the asset. KBS Capital Advisors continually performs a hold-sell analysis on each asset in order to determine a reasonable time to sell the asset and generate a strong return for our stockholders. Periodic reviews of each asset focus on the remaining available value enhancement opportunities for the asset and the demand for the asset in the marketplace. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
The following charts illustrate the geographic diversification of our real estate investments based on total leased square feet and total annualized base rent as of December 31, 2015:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2015, our portfolio of real estate properties was 87% occupied. One tenant leasing space in our portfolio of real estate properties represented more than 10% of our total annualized base rent. See Item 2, “Properties — Concentration of Credit Risks.”
Our top ten tenants leasing space in our portfolio of real estate properties represented approximately 53.3% of our total annualized base rent as of December 31, 2015. The chart below illustrates the diversity of tenant industries in our portfolio of real estate properties based on total annualized base rent as of December 31, 2015:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 2% of total.
As of December 31, 2015, our highest tenant industry concentrations (greater than 10% of annualized base rent) of our real estate portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	31	$30,185	22.2%
Computer System Design & Programming	9	22,250	16.4%
Legal Services	37	14,195	10.5%
Mining, Oil & Gas Extraction	4	13,985	10.3%
		$80,615	59.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. No other tenant industries accounted for more than 10% of annualized base rent.
The total cost of our real estate portfolio as of December 31, 2015 was $1.3 billion. Our real estate portfolio accounted for 97%, 95% and 92% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Real Estate-Related Investment
As of December 31, 2015, we owned one fixed-rate mortgage loan. We originally intended to hold our real estate-related investment until maturity. However, economic and market conditions may influence us to hold it for a different period of time. We may sell our mortgage loan before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
The total cost and book value of our real estate-related investment as of December 31, 2015 were $14.3 million and $14.2 million, respectively. Our real estate-related investment accounted for 3%, 5% and 8% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The annualized effective interest rate on our real estate-related investment was 7.6%.
Financing Objectives
We financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2015, the weighted-average interest rate on our debt was 3.0%.
We borrow funds at both fixed and variable rates; as of December 31, 2015, we had $140.0 million and $407.5 million of fixed and variable rate debt outstanding, respectively. Of the variable rate debt outstanding, approximately $265.5 million was effectively fixed through the use of interest rate swap agreements. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2015 were 3.5% and 2.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2015, where applicable.
The following is a schedule of maturities, including principal amortization payments, for all of our notes payable outstanding as of December 31, 2015 (in thousands):

2016	$332,033
2017	77,218
2018	2,750
2019	2,848
2020	132,622
$547,471
We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed this limitation on borrowings during any quarter of 2015. As of December 31, 2015, our borrowings and other liabilities were approximately 36% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile. The slowdown in global economic growth, and the increase in oil production capacity, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities have led to a weakening of global economic conditions, particularly in emerging market nations. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and deflation becomes a very real risk. Over the past decade the United States has seen a resurgence of the domestic energy markets. The growth of domestic oil and natural gas production helped the U.S. economy rebound from the 2008-2009 recession. During the first quarter of 2016, supply pressures in the energy markets have driven down the price of oil to levels not seen in many years, and U.S. economic growth has slowed.

Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The U.S. Federal Reserve (the “FED”) pursued an accommodative monetary policy that included cutting interest rates and implementing a quantitative easing (“QE”) program. In 2015, the U.S. economy continued strengthening, and the FED ceased the QE program and raised the Target Funds rate by 25 basis points. In 2012, Japan embarked on a massive QE program designed to kick start the country’s economy. The Japanese economy remains weak, with little or no economic growth. In Europe, the European Central Bank (“ECB”) announced its own QE program in January 2015. The long awaited announcement led to lower European interest rates and a weakening of the Euro against other currencies. With much of the EU economy still experiencing low economic growth, the ECB is now poised to increase its QE program. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system is unknown.
In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 4.9% as of January 2016. The labor force participation rate continues to be relatively low and personal income growth has been modest. Consumer spending in the United States has been increasing, and consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In 2015 U.S. GDP growth came in at 2.4%, with the trend moving towards slower growth in the first quarter of 2016.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. The U.S. commercial real estate market has benefited from strong inflows of foreign capital. In 2015 commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Foreign capital flows represent 17% of the 2015 volume. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. Now investors have branched into secondary and tertiary markets, and demand for investments is leading to price increases and an uptick in construction and development. Some fear the potential creation of an asset bubble, particularly in the gateway metropolitan markets.
Impact on Our Real Estate Investments
The increased volatility in the global financial markets and the potential increase in U.S. interest rates are introducing a level of uncertainty into our outlook for the performance of the U.S. commercial real estate markets. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the FED increased interest rates in Q4 2015. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
Impact on Our Real Estate-Related Investment
Our real estate loan receivable is directly secured by commercial real estate. As a result, our real estate-related investment, in general, has been and likely will continue to be impacted by the same factors impacting our real estate properties. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Current economic conditions remain relatively volatile and can have a negative impact on the performance of collateral securing our loan investment, and therefore may impact the ability of the borrower under our loan to make contractual interest payments to us.
As of December 31, 2015, we had a fixed-rate real estate loan receivable with an outstanding principal balance of $14.2 million and a carrying value (including unamortized origination and closing costs) of $14.2 million that matures in 2018.

Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, and short-term interest rates in the U.S. have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2015, we had debt obligations in the aggregate principal amount of $547.5 million with a weighted-average remaining term of 1.6 years. We had a total of $140.0 million of fixed rate notes payable and $407.5 million of variable rate notes payable as of December 31, 2015. The interest rates on $265.5 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of December 31, 2015, we had a total of $332.0 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements, pay down or refinance the related notes payable prior to their maturity dates.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the management of the daily operations of our real estate and real estate-related investment portfolio; the disposition of real estate and real estate-related investments; and other general and administrative responsibilities. In the event that our advisor is unable to provide any of these services, we will be required to obtain such services from other sources.
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
We also face competition from many of the types of entities referenced above regarding the disposition of properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of some of our properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties. This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows and the overall return for our stockholders.
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
All of our properties were subject to Phase I environmental assessments prior to the time they were acquired. Some of our properties are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our properties and our purchase of pollution and remediation legal liability insurance with respect to some of our properties, we do not believe that environmental conditions at our properties are likely to have a material adverse effect on our operations.
Industry Segments
We operate in two business segments. Our segments are based on our method of internal reporting which classifies operations by investment type: real estate and real estate-related. For financial data by segment, see Note 11 “Segment Information” in the notes to our consolidated financial statements filed herewith.
Employees
We have no paid employees. The employees of our advisor and its affiliates provide management, disposition, advisory and certain administrative services for us.
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
On May 15, 2014, our board of directors amended and restated our share redemption program to provide only for redemptions sought in connection with a special redemption. Such special redemptions are subject to an annual dollar limitation. On December 8, 2015, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
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
We relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. We also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which could negatively impact the value of our assets. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. It remains uncertain whether the capital markets can sustain the current levels of lending activity. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, any decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investment, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investment could decrease below the outstanding principal amount of the loan;

•
revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; and/or

•
revenues generated by the property and other assets underlying our loan investment could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

•	All of these factors could reduce our stockholders’ return and decrease the value of an investment in us.
Because we depend upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance.
We depend on our advisor to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.
To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source.  If we fund distributions from financings or future offerings or sources other than our cash flow from operations, the overall return to our stockholders may be reduced.  To date, we have funded total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations, debt financing, proceeds from the payoff or sale of our real estate loans receivable and proceeds from the sales of real estate properties. We currently expect that our distributions will generally be paid from cash flow from operations and funds from operations from current or prior periods. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of our debt investment, this will affect our ability to generate cash flow from operations in future periods.  In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations. We can give no assurance regarding the timing, amount or source of future distributions. For the year ended December 31, 2015, we paid aggregate distributions of $57.5 million, all of which were paid in cash.
Funds from operations and cash flow from operations during the year ended December 31, 2015 were $70.3 million and $42.1 million, respectively.  We funded our total distributions paid with $42.1 million of current period operating cash flows and $15.4 million of cash on hand. For a reconciliation of funds from operations to net income, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”

During the year ended December 31, 2015, we sold one office property. Additionally, we received the repayment of one of our real estate loans receivable. During the year ended December 31, 2014, we sold 15 real estate properties and received the repayment of three of our real estate loans receivable. As a result, our general and administrative expenses as a percentage of our cash flow from operations has increased and this increase was significant.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements and our real estate-related investments generate cash flow in the form of interest income. During the year ended December 31, 2015, we disposed of one office property. Additionally, we received the repayment of one of our real estate loans receivable. During the year ended December 31, 2014, we sold 15 real estate properties and received the repayment of three of our real estate loans receivable. As a result, our cash flow from operations has decreased. Our general and administrative expenses are not directly related to the size of our portfolio and thus will not decrease proportionately. As a result, our general and administrative expenses as a percentage of cash flow from operations has increased and, depending on the amount of assets we sell in the future, this increase could become even more significant.
The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment management and disposition strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our advisor nor its affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for tenants in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment management and disposition strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.
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

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations;

•	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our stockholders.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.
We can give no assurances regarding any particular transaction in connection with the exploration of strategic alternatives.
Although the special committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we have begun the process of exploring strategic alternatives, there is no assurance that the process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.

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
KBS Capital Advisors faces conflicts of interest relating to the leasing and disposition of properties and such conflicts may not be resolved in our favor, which could limit our ability to make distributions to our stockholders and reduce our stockholders’ overall investment return.
We and other KBS-sponsored programs and KBS-advised investors rely on our sponsors and other key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
In addition, we and other KBS-sponsored programs and KBS-advised investors rely on our sponsors and other key real estate professionals at our advisor to sell our properties. These KBS-sponsored programs and KBS-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

Our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS–sponsored programs and KBS-advised investors. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS–sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane are executive officers of KBS REIT I, KBS REIT III and KBS Growth & Income REIT. Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are also executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Waldvogel and Ms. Yamane are also executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of private KBS–sponsored programs and the investment advisors to KBS-advised investors. As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, KBS Capital Advisors, other KBS-sponsored programs, and KBS-advised investors, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS–sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT I, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

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

Because our independent directors are also independent directors of KBS REIT I and KBS REIT III, they receive compensation for service on the board of directors of KBS REIT I and KBS REIT III. Like us, KBS REIT I and KBS REIT III each pays each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each conflicts or audit committee meeting attended (except that the committee chairman is paid $3,000 for each conflicts or audit committee meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference conflicts or audit committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference conflicts or audit committee meeting attended). In addition, like us, KBS REIT I also pays each independent director compensation for attending other committee meetings as follows: (i) $2,000 for each other committee meeting attended (except that the committee chairman is paid $3,000 for each other committee meeting attended) and (ii) $2,000 for each other teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each other teleconference committee meeting attended). In addition, like us, KBS REIT I and KBS REIT III each reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of their boards of directors.
Risks Related to Our Corporate Structure
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of delaying, deferring or preventing a takeover or other transaction including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets), in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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
Neither we nor any of our subsidiaries intends to register as an investment company under the Investment Company Act. If we or any of our subsidiaries were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•
pursuant to Section 3(a)(1)(A), is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
pursuant to Section 3(a)(1)(C), is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe neither we nor our Operating Partnership will be required to register as an investment company based on the following analysis. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
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
If any of the subsidiaries of our Operating Partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C), we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

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
Our board of directors determines our major policies, including our policies regarding financing, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
We have amended and restated our share redemption program to provide only for special redemptions. We currently do not expect to have funds available for ordinary redemptions in the future.
On May 15, 2014, our board of directors amended and restated our share redemption program to provide only for special redemptions. Such special redemptions are subject to an annual dollar limitation. On December 8, 2015, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2016 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time.
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
Pursuant to our share redemption program, the redemption price per share for eligible redemptions is equal to the estimated value per share. On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $5.62 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015. Therefore, commencing with the December 31, 2015 redemption date, the redemption price for all shares eligible for redemption is $5.62 (unaudited) per share. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 8, 2015. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2016.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $5.62 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers (“NASD”) Conduct Rule 2340, as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). The estimated value per share was based on the recommendation and valuation performed by our advisor. We engaged CBRE, Inc. (“CBRE”) an independent, third-party real estate valuation firm, to provide appraisals for our real estate properties.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of our debt obligations or termination of related swap agreements prior to expiration or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 3.5% of the gross sales price less concessions and credits, with the weighted average being approximately 2.2%.  If this range of disposition costs and fees was applied to our real estate properties, which do not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.14 to $0.28 per share.  Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2016.
In addition, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to fluctuations in the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 8, 2015, including:

•
potential future asset sales at values different from those used in the determination of estimated value per share as well as any impairment charges related to these or other assets as a result of changes in the expected hold period, or the estimated cash flows for or future expenses related to these assets;

•	any impairments we may recognize with respect to our real estate-related investment;

•	any increases or decreases in value of any of our real estate or real estate-related investments;

•	any disruptions in the real estate and financial markets or general economic conditions;

•	any unforeseen capital expenditure requirements;

•	any inability to meet our existing debt service obligations, or to repay or refinance such obligations on attractive terms or at all at or prior to maturity.

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
KBS Capital Advisors and its affiliates performed services for us in connection with the selection and acquisition or origination of our investments, and continue to perform services for us in connection with the management, leasing and disposition of our properties and the management, structuring, administration and disposition of our other investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment in us and reduces the amount of cash available for distribution to our stockholders.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees expected to be paid during our listing/liquidation stage are contingent on our stockholders first receiving agreed-upon investment returns, the investment-return thresholds may be reduced with the approval of our conflicts committee and subject to the other limitations in our charter.
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
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations, such as borrowings, asset sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flow or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment in us.
Our stockholders may be more likely to sustain a loss on their investment in us because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
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
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investment in us.
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

We acquired the 300-600 Campus Drive Buildings on October 10, 2008, Union Bank Plaza on September 15, 2010 and Corporate Technology Center on March 28, 2013. A significant percentage of our assets is invested in the 300-600 Campus Drive Buildings, Union Bank Plaza and Corporate Technology Center and the value of our stockholders’ investment in us will fluctuate with the performance of these investments.
The 300-600 Campus Drive Buildings represented 10.9% of our total assets and represented approximately 12.7% of our total annualized base rent as of December 31, 2015. Union Bank Plaza represented approximately 13.2% of our total assets and represented approximately 16.7% of our total annualized base rent as of December 31, 2015. Corporate Technology Center represented approximately 15.2% of our total assets and represented approximately 13.7% of our total annualized base rent as of December 31, 2015. As a result, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Florham Park, New Jersey, Los Angeles and San Jose real estate markets, respectively. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to our stockholders.
Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2015, our real estate properties in California and New Jersey represented 35.2% and 20.7% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our cash flow and ability to pay distributions to our stockholders.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available for distribution to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment in us.
We depend on tenants for our revenue generated by our real estate investments and, accordingly, our ability to make distributions to our stockholders is partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.
The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. When tenants exercise early termination rights, our cash flow and earnings will be adversely affected to the extent that we are unable to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants.
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
Our inability to sell a property at the time and on the terms we want could limit our ability to pay cash distributions to our stockholders and could reduce the value of our stockholders’ investment in us.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow, limit our ability to make distributions to our stockholders and reduce the value of our stockholders’ investment in us.
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
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders. All of our properties were subject to Phase I environmental assessments prior to the time they were acquired.
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
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flow from operations and the return on our stockholders’ investment in us.
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
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We have invested in major metropolitan markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our refinancing options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.

Risks Related to Real Estate-Related Investments
Our real estate-related investment is and will be subject to the risks typically associated with real estate.
Our mortgage loan investment is secured by a lien on real property that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The value of this property may have changed since we originated the loan and if it has dropped, our risk will increase because of the lower value of the security associated with the loan. In this manner, real estate values could impact the value of our loan investment. Therefore, our real estate-related investment is subject to the risks typically associated with real estate, which are described above under the heading “—General Risks Related to Investments in Real Estate.”
Our mortgage loan investment is and will be subject to interest rate fluctuations that affect our return as compared to market interest rates; accordingly, the value of our stockholders’ investment in us is subject to fluctuations in interest rates.
With respect to our fixed rate, long-term loan receivable, if interest rates rise, the loan could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that the loan is prepaid because we would no longer receive the revenue generated by the loan. For this reason, our return on this loan and the value of our stockholders’ investment in us are and will be subject to fluctuations in interest rates.
Our mortgage loan investment is subject to delinquency, foreclosure and loss, which could result in losses to us.
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
In the event of any default under our mortgage loan, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure on a property securing a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the investment. In the event of the bankruptcy of our mortgage loan borrower, the mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
In addition, if there is a default under our mortgage loan, we may not be able to repossess and sell the underlying property quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loan. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
Our real estate loan investment is illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
Our real estate loan investment is illiquid. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

We depend on the borrower for the revenue generated by our real estate-related investment and, accordingly, our revenue and our ability to make distributions to our stockholders are partially dependent upon the success and economic viability of such borrower.
The success of our real estate-related investment materially depends on the financial stability of the borrower under the investment. The inability of the borrower to meet its payment obligations could result in reduced revenue or losses for us. In the event of the default or bankruptcy of the borrower, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of their investment in us.
A prepayment could adversely affect the yield on our debt investment.
The yield on our debt investment may be affected by a prepayment differing from our projections. A prepayment on a debt instrument, where permitted under the debt documents, is influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such a prepayment cannot be predicted with certainty. If our debt investment is prepaid or is not repaid when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of origination of our debt investment.
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, subject to an exception under the Dodd-Frank Act for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
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
The market value of our real estate-related investment may decline for a number of reasons, such as changes in prevailing market rates, a default related to the underlying collateral and widening of credit spreads.
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

Risks Associated with Debt Financing
We obtain mortgage indebtedness, lines of credit and other borrowings, which increases our risk of loss due to potential foreclosure.
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
If there is a shortfall between the cash flow generated by a mortgaged property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
High mortgage rates or changes in underwriting standards may make it difficult for us to refinance properties, which could reduce our cash flow from operations and the amount of cash available for distribution to our stockholders.
We may be unable to refinance part or all of the property subject to the mortgage debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
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
We have incurred variable rate debt and we may incur additional debt or refinance existing debt in the future. Increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the cash we have available for distribution to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed this limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2015, our borrowings and other liabilities were approximately 36% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.
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
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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

Even if we qualify as a REIT for federal income tax purposes, we may be subject to state, local or other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
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
If our operating partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.

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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the purpose of the instrument is to (i) hedge interest rate risk on liabilities incurred to carry or acquire real estate, (ii) hedge risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests or (iii) manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes.
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

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
There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that invest in our shares. Fiduciaries and IRA owners that invest the assets of such a plan or account in our common stock should satisfy themselves that:

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
As of December 31, 2015, our portfolio of real estate consisted of ten office properties, one office/flex property and an office campus consisting of eight office buildings) encompassing in the aggregate 5.2 million rentable square feet. The total cost of our portfolio of real estate was $1.3 billion. As of December 31, 2015, our portfolio of real estate was approximately 87% occupied, the annualized base rent was $135.8 million and the average annualized base rent per square foot of our portfolio of real estate was $29.80. The weighted-average remaining lease term of our portfolio of real estate (excluding options to extend) was 5.4 years. As of December 31, 2015, three properties represented more than 10% of our total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft. (2)	Occupancy	Weighted Average Remaining Lease Term
Corporate Technology Centre	San Jose, CA	610,083	$207,953	15.2%	$18,537	$30.38	100%	3.5 years
Union Bank Plaza	Los Angeles, CA	627,334	179,646	13.2%	22,677	39.48	92%	5.3 years
300-600 Campus Drive Buildings	Florham Park, NJ	578,366	148,255	10.9%	17,196	30.51	97%	10.6 years
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our portfolio of real estate by rentable square footage and by annualized base rent as of December 31, 2015:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	52	$787	0.6%	56,879	1.2%
2016	65	15,909	11.7%	508,775	11.2%
2017	61	11,237	8.3%	510,424	11.2%
2018	64	19,636	14.5%	666,484	14.6%
2019	42	8,510	6.3%	291,471	6.4%
2020	27	4,325	3.2%	144,533	3.2%
2021	29	14,188	10.4%	452,075	9.9%
2022	37	20,994	15.5%	541,640	11.9%
2023	27	13,735	10.1%	523,784	11.5%
2024	15	6,165	4.5%	211,159	4.6%
2025	8	8,324	6.1%	283,947	6.2%
Thereafter (2)	15	11,962	8.8%	365,240	8.1%
Total	442	$135,772	100.0%	4,556,411	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight‑line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents leases expiring from 2026 through 2031.
For more information with respect to our tenants, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Concentration of Credit Risks
As of December 31, 2015, we had a concentration of credit risk related to the following tenant lease that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2)(3)
Union Bank	Union Bank Plaza	Finance	408,260	9.0%	$16,742	12.3%	$41.01	9/30/2016 / 1/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2015 and does not take into account any tenant renewal or termination options.
(3) Of the 408,260 rentable square feet occupied by the tenant, a total of 33,602 rentable square feet will expire on September 30, 2016.

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
Stockholder Information
As of March 14, 2016, we had approximately 189.4 million shares of common stock outstanding held by a total of approximately 47,800 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $5.62 (unaudited) per share as of December 31, 2015. This estimated value per share is based on our board of directors’ approval on December 8, 2015 of an estimated value per share of our common stock of $5.62 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015. There were no material changes between September 30, 2015 and December 8, 2015 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our 12 real estate properties held as of September 30, 2015 was based on appraisals performed by CBRE, an independent third-party valuation firm. CBRE prepared appraisal reports, summarizing key inputs and assumptions, for each of our real estate properties. Our advisor also performed valuations with respect to our real estate-related investments, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Our advisor used the appraised values of our real estate properties, together with our advisor’s estimated value of each of our other assets and our liabilities, to calculate and recommend an estimated value per share of our common stock. Based on (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal reports prepared by CBRE and our advisor’s estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process, and (iii) other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to our board of directors that it adopt $5.62 (unaudited) as the estimated value per share of our common stock. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $5.62 (unaudited) as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 8, 2015, as well as the calculation of our prior estimated value per share as of December 4, 2014:

	December 8, 2015 Estimated Value per Share	December 4, 2014 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$8.09	$9.76	$(1.67)
Real estate-related investments (3)	0.08	0.39	(0.31)
Cash (4)	1.28	0.46	0.82
Other assets	0.02	0.05	(0.03)
Mortgage debt (5)	(3.71)	(4.59)	0.88
Other liabilities	(0.14)	(0.21)	0.07
Estimated value per share	$5.62	$5.86	$(0.24)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$5.62	$5.86	$(0.24)
_____________________
(1) The December 4, 2014 estimated value per share was based upon the recommendation and valuation of our advisor. Our advisor’s valuation of our real estate properties was based on (i) appraisals of 13 of our real estate properties performed by CBRE and (ii) the contractual sales prices less actual or estimated disposition costs and fees and capital expenditures required between September 30, 2014 and the actual or expected closing date of the six properties that either were sold subsequent to September 30, 2014 or were under contract to sell as of December 4, 2014. Our advisor also performed valuations of our real estate-related investments, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 4, 2014 estimated value per share and the assumptions and methodologies used by CBRE and our advisor, see our Current Report on Form 8-K filed with the SEC on December 4, 2014.
(2) The decrease in the estimated value of real estate properties per share was primarily due to real estate property sales.
(3) The decrease in the estimated value of real estate-related investments per share was primarily due to the payoff of one of our real estate loans receivable.
(4) The increase in cash per share was primarily due to net proceeds from the dispositions of real estate properties and the payoff of a real estate loan receivable.
(5) The decrease in estimated value of mortgage debt per share was primarily due to the repayment of principal outstanding under loans secured by assets that were sold subsequent to September 30, 2014.
The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $5.86 (unaudited) to $5.62 (unaudited).  The changes are not equal to the change in values of each asset and liability group presented in the table above due to asset sales or payoffs, debt repayments and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Calculation of Estimated Value per Share
December 4, 2014 estimated value per share	$5.86
Changes to estimated value per share
Real estate
Real estate properties	(0.01)
Properties sold through September 30, 2015	(0.01)
Capital expenditures on real estate	(0.27)
Total change related to real estate	(0.29)
Operating cash flows in excess of monthly distributions declared (1)	0.04
Notes payable	(0.01)
Other changes, net	0.02
Total change in estimated value per share	$(0.24)
December 8, 2015 estimated value per share	$5.62
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of our debt obligations or termination of related swap agreements prior to expiration or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 3.5% of the gross sales price less concessions and credits, with the weighted average being approximately 2.2%.  If this range of disposition costs and fees was applied to our real estate properties, which do not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.14 to $0.28 per share.  As of December 8, 2015, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
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
Methodology
Our goal for the valuation was to arrive at a reasonable and supportable estimated value per share, using a process that was designed to be in compliance with the IPA Valuation Guidelines and using what we and our advisor deemed to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation and appraisal methodologies, assumptions and estimates used to value our assets and liabilities:
Real Estate
Independent Valuation Firm: CBRE(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise our real estate properties. CBRE is not affiliated with us or our advisor. The compensation we paid to CBRE was based on the scope of work and not on the appraised values of our real estate properties.  The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
CBRE collected all reasonably available material information that it deemed relevant in appraising our real estate properties. CBRE obtained property-level information from our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. CBRE reviewed and relied in part on the property-level information provided by our advisor and considered this information in light of its knowledge of each property’s specific market conditions.
_____________________
(1) CBRE is actively engaged in the business of appraising commercial real estate properties similar to those we own in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged CBRE to deliver appraisal reports relating to our real estate properties and CBRE received fees upon the delivery of such reports. In addition, we have agreed to indemnify CBRE against certain liabilities arising out of this engagement. CBRE is an affiliate of CBRE Group, Inc., a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. In the two years prior to the date of this filing, CBRE and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and have received fees in connection with such services. CBRE and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser as certified in the applicable appraisal report.
In the ordinary course of its business, CBRE and its affiliates, directors and officers may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as our assets.

In conducting its investigation and analyses, CBRE took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although CBRE reviewed information supplied or otherwise made available by us or our advisor for reasonableness, it assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE, CBRE assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management and/or our advisor. CBRE relied on us to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.
In performing its analyses, CBRE made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, CBRE assumed that we had clear and marketable title to each real estate property appraised, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, CBRE’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisal, and any material change in such circumstances and conditions may affect CBRE’s analyses and conclusions.  CBRE’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein.  Furthermore, the prices at which our real estate properties may actually be sold could differ from their appraised values.
Although CBRE considered any comments received from us or our advisor to its appraisal reports, the final appraised values of our real estate properties were determined by CBRE.  The appraisal reports for our real estate properties are addressed solely to us to assist our advisor in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, CBRE did not solicit third-party indications of interest for our real estate properties. In preparing its appraisal reports, CBRE also did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. While CBRE was responsible for providing appraisals of our real estate properties for us, CBRE was not responsible for, did not calculate, and did not participate in, the determination of the estimated value per share of our common stock.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to CBRE’s appraisal reports. All of the CBRE appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation: As of September 30, 2015, we owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings). CBRE appraised each of our real estate properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of the properties. CBRE calculated the discounted cash flow value of our real estate properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value our real estate properties based on recent comparable market transactions adjusted for unique property and market-specific factors.
The total appraised value of our real estate properties as of September 30, 2015 was $1.537 billion. The total cost basis of these properties as of September 30, 2015 was $1.606 billion. This amount includes the acquisition cost of $1.443 billion, $144.1 million in capital expenditures, leasing commissions and tenant improvements since inception and $19.1 million of acquisition fees and expenses. The appraised value of our real estate properties as of September 30, 2015 compared to the total acquisition cost of these properties plus subsequent capital expenditures, leasing commissions and tenant improvements and acquisition fees and expenses through September 30, 2015, results in an overall decrease in the real estate value of the properties of approximately 4.3%.

The following summarizes the key assumptions that CBRE used in the discounted cash flow models to arrive at the appraised values for our real estate properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.00% to 8.00%	7.01%
Discount rate	6.75% to 9.38%	7.96%
Net operating income compounded annual growth rate (1)	(1.48)% to 12.40%	4.65%
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
While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates CBRE used to appraise our real estate properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.18	$(0.16)	$0.24	$(0.22)
Discount rates	0.16	(0.15)	0.27	(0.23)
Finally, each 1% change in the value of our real estate properties would result in a change of $0.08 to the estimated value per share, assuming all other factors remain unchanged.
Real Estate Loan Receivable
The estimated value for our real estate loan receivable is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015, but does not equal the book value of the loan in accordance with GAAP. The value of the real estate loan receivable was estimated by applying a discounted cash flow analysis over the remaining expected life of the investment, excluding any potential transaction costs. The cash flow estimate used in the analysis during the term of the investment was based on the investment’s contractual cash flow, which we anticipate we will receive. The expected cash flow for the loan was discounted at a rate that we expect a market participant would require for an instrument with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral, current performance, credit enhancements and other factors.
As of September 30, 2015, we owned one real estate loan receivable. The cost of our real estate loan receivable was $14.3 million, including $0.1 million of origination fees and costs and $0.3 million of principal repayments. As of September 30, 2015, the fair value of our real estate loan receivable was $14.6 million and the outstanding principal balance was $14.3 million. The discount rate applied to the cash flow from the real estate loan receivable, which has a remaining term of 2.8 years, was approximately 6.5%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the fair value of our real estate loan receivable and thus, our estimated value per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share and, additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015. The estimated value of our notes payable does not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.

As of September 30, 2015, the GAAP fair value and carrying value of our notes payable were $704.1 million and $700.9 million, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 2.01%. Our notes payable have a weighted-average remaining term of 1.5 years. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.01)	$0.01	$(0.01)	$0.01
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, capital expenditures payable, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the values of those balances were already considered in the valuation of the related asset or liability. Our advisor has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated value per share set forth above first appeared on the December 31, 2015 customer account statements that were mailed in January 2016. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share as of December 8, 2015 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of our debt obligations or termination of related swap agreements prior to expiration or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 3.5% of the gross sales price less concessions and credits, with the weighted average being approximately 2.2%.  If this range of disposition costs and fees was applied to our real estate properties, which do not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.14 to $0.28 per share.  We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2016.

Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$5.86	December 4, 2014	Current Report on Form 8-K, filed December 4, 2014
$6.05 (1)	September 22, 2014	Current Report on Form 8-K, filed September 23, 2014
$10.29	December 18, 2013	Current Report on Form 8-K, filed December 19, 2013
$10.29	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$10.11	December 19, 2011	Current Report on Form 8-K, filed December 21, 2011
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
During the year ended December 31, 2015, we disposed of one office property and received the repayment of one of our real estate loans receivable, and during the year ended December 31, 2014, we sold 15 real estate properties and received repayments on three of our real estate loans receivable. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Our focus in 2016 is to: continue to strategically sell assets and make special distributions to stockholders; strategically negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; and complete major capital improvement projects, such as renovations or amenity enhancements, with the goal of attracting a greater pool of quality buyers. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2016.
Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item I, “Market Outlook — Real Estate and Real Estate Finance Markets,” Part I, Item IA, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “ — Results of Operations” herein. Those factors include: the future operating performance of our investments in the existing real estate and the financial environment; the success and economic viability of our tenants; the ability of our borrower and its sponsor to continue to make debt service payments and/or to repay their loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.
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
Distributions declared per common share were $0.293 in the aggregate for the year ended December 31, 2015. Distributions per common share were based on a monthly record date for each month during the period commencing January 2015 through December 2015.
Distributions declared per common share were $5.066 in the aggregate for the year ended December 31, 2014. Distributions declared per common share were based on daily record dates for each day during the period commencing January 1, 2014 through August 31, 2014. Distributions declared per common share assumes each share was issued and outstanding each day during this period. For each day that was a record date for distributions during this period, distributions were calculated at a rate of $0.00178082 per share per day. For the period from September 2014 through December 2014, our board of directors declared monthly distributions based on a monthly record date for the months of September 2014 through December 2014. Additionally, our board of directors declared special distributions in the amounts of $3.75, $0.30 and $0.45 per share on the outstanding shares of our common stock on July 8, 2014, August 5, 2014 and August 29, 2014, respectively, for an aggregate amount of $4.50 per share of common stock, all to stockholders of record as of the close of business on September 15, 2014.
Other than special distributions, distributions are generally paid on or about the first business day of the following month. Distributions declared during 2014 and 2015, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,764	$13,907	$14,039	$14,027	$55,737
Total Per Share Distribution	$0.072	$0.073	$0.074	$0.074	$0.293
	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$30,852	$31,002	$885,896	$19,166	$966,916
Total Per Share Distribution	$0.160	$0.162	$4.644	$0.100	$5.066
The tax composition of our distributions declared for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
Ordinary Income	33%	3%
Capital Gain	17%	38%
Return of Capital	50%	59%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”
On January 25, 2016, our board of directors declared a distribution in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on January 26, 2016, which we paid on February 1, 2016, and a distribution in the amount of $0.02226503 per share of common stock to stockholders of record as of the close of business on February 19, 2016, which we paid on March 1, 2016. On March 11, 2016, our board of directors declared a March 2016 distribution in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on March 21, 2016, which we expect to pay in April 2016, and an April 2016 distribution in the amount of $0.02303279 per share of common stock to stockholders of record as of the close of business on April 20, 2016, which we expect to pay in May 2016. Distributions are paid on or about the first business day of the following month.

Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document, and together with redemptions sought in connection with a stockholder’s death, “special redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:

•
During each calendar year, special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On December 2, 2014, the board of directors approved the dollar amount limitation for special redemptions for calendar year 2015 of $10.0 million in the aggregate. On December 8, 2015, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

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
On December 4, 2014, our board of directors approved an estimated value per share of our common stock of $5.86(unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. The change in the redemption price became effective for the December 2014 redemption date, which was December 31, 2014, and was effective through the November 2015 redemption date. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December 2014 estimated value per share, see our Current Report on Form 8-K, filed with the SEC on December 4, 2014.
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $5.62 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2015. The change in the redemption price became effective for the December 2015 redemption date, which was December 31, 2015, and will be effective until the estimated value per share is updated. We expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2016. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”

We funded redemptions during the year ended December 31, 2015 with proceeds from the sale of real estate properties, proceeds from a loan payoff and existing cash on hand. During the year ended December 31, 2015, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	27,535	$5.86	(3)
February 2015	30,945	$5.86	(3)
March 2015	57,839	$5.86	(3)
April 2015	32,867	$5.86	(3)
May 2015	157,802	$5.86	(3)
June 2015	123,551	$5.86	(3)
July 2015	30,633	$5.86	(3)
August 2015	37,041	$5.86	(3)
September 2015	64,128	$5.86	(3)
October 2015	79,343	$5.86	(3)
November 2015	39,830	$5.86	(3)
December 2015	323,904	$5.62	(3)
Total	1,005,418
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
(2) During the year ended December 31, 2015, shares eligible for redemption were redeemed at the prices set forth above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. During the year ended December 31, 2015, we redeemed $5.8 million of shares of common stock. The only redemptions we made under our share redemption program during the year ended December 31, 2015 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. For the year ended December 31, 2015, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. On December 8, 2015, our board of directors approved an annual dollar limitation for special redemptions of $10.0 million in the aggregate for the calendar year 2016. Based on the redemption limitations described above in our share redemption program and redemptions through February 28, 2016, we may redeem up to $8.9 million of shares in connection with special redemptions for the remainder of 2016.
We may amend, suspend or terminate our share redemption program upon 30 days’ notice to our stockholders, provided that we may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to our stockholders. We may provide this notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data
Total real estate and real estate-related investments, net	$1,192,512	$1,389,608	$2,620,088	$2,640,501	$2,765,166
Total assets	1,364,530	1,654,323	2,946,499	2,814,921	2,976,031
Total notes payable, net	546,077	787,418	1,513,551	1,327,486	1,383,084
Total liabilities	596,600	844,796	1,606,455	1,419,464	1,488,898
Redeemable common stock	10,000	10,000	70,562	66,426	67,789
Total stockholders’ equity	757,930	799,527	1,269,482	1,329,031	1,419,344

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data
Total revenues	$165,295	$279,400	$360,634	$348,137	$319,165
Income from continuing operations (1)	18,377	445,507	55,779	45,962	21,746
Income from continuing operations per common share - basic and diluted (1)	0.10	2.33	0.29	0.24	0.11
Net income	18,377	445,507	55,779	48,374	21,793
Net income per common share, basic and diluted	0.10	2.33	0.29	0.25	0.11
Other Data
Cash flows provided by operations	42,136	67,336	133,146	128,669	113,226
Cash flows provided by (used in) investing activities	158,128	1,656,313	(71,706)	22,510	(673,682)
Cash flows (used in) provided by financing activities	(306,598)	(1,719,670)	65,212	(198,343)	573,597
Distributions declared	55,737	966,916	135,384	123,974	123,219
Distributions declared per common share (2)	0.293	5.066	0.704	0.650	0.650
Weighted -average number of common shares outstanding, basic and diluted	190,227,577	191,346,949	192,370,985	190,787,460	189,555,551
Reconciliation of funds from operations (3)
Net income	$18,377	$445,507	$55,779	$48,374	$21,793
Depreciation of real estate assets	33,235	40,408	58,157	53,521	45,528
Depreciation of real estate assets - discontinued operations	—	—	—	78	156
Amortization of lease-related costs	23,036	37,580	62,621	71,412	72,486
Amortization of lease-related costs - discontinued operations	—	—	—	134	269
Impairment charge on real estate	23,082	15,601	—	—	—
Gain on payoff or sale of real estate loans receivable	—	—	(29,073)	(14,884)	—
Gain on sales of real estate, net	(27,421)	(441,640)	—	—	—
Gain on sales of real estate, net - discontinued operations	—	—	—	(2,471)	—
Loss on sale of marketable securities	—	331	—	—	—
FFO	$70,309	$97,787	$147,484	$156,164	$140,232
_____________________
(1) Amounts include certain properties in continuing operations that were sold as of December 31, 2015 in accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). See Note 6. “Real Estate Sales,” for more information on the Company's real estate sold as of December 31, 2015.
(2) For more information related to distributions declared per common share for the years ended December 31, 2015 and 2014, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.”
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
As of December 31, 2015, we owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and one real estate loan receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2015, we had redeemed 24,048,952 shares sold in our offering for $235.4 million.
Our focus in 2016 is to: continue to strategically sell assets and make special distributions to stockholders; strategically negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; and complete major capital improvement projects, such as renovations or amenity enhancements, with the goal of attracting a greater pool of quality buyers.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile. The slowdown in global economic growth, and the increase in oil production capacity, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities have led to a weakening of global economic conditions, particularly in emerging market nations. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and deflation becomes a very real risk. Over the past decade the United States has seen a resurgence of the domestic energy markets. The growth of domestic oil and natural gas production helped the U.S. economy rebound from the 2008-2009 recession. During the first quarter of 2016, supply pressures in the energy markets have driven down the price of oil to levels not seen in many years, and U.S. economic growth has slowed. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”

Impact on Our Real Estate Investments
The increased volatility in the global financial markets and the potential increase in U.S. interest rates are introducing a level of uncertainty into our outlook for the performance of the U.S. commercial real estate markets. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the FED increased interest rates in Q4 2015. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
Impact on Our Real Estate-Related Investment
Our real estate loan receivable is directly secured by commercial real estate. As a result, our real estate-related investment, in general, has been and likely will continue to be impacted by the same factors impacting our real estate properties. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Current economic conditions remain relatively volatile and can have a negative impact on the performance of collateral securing our loan investment, and therefore may impact the ability of the borrower under our loan to make contractual interest payments to us.
As of December 31, 2015, we had a fixed-rate real estate loan receivable with an outstanding principal balance of $14.2 million and a carrying value (including unamortized origination and closing costs) of $14.2 million that matures in 2018.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, and short-term interest rates in the U.S. have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2015, we had debt obligations in the aggregate principal amount of $547.5 million with a weighted-average remaining term of 1.6 years. We had a total of $140.0 million of fixed rate notes payable and $407.5 million of variable rate notes payable as of December 31, 2015. The interest rates on $265.5 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of December 31, 2015, we had a total of $332.0 million of debt obligations scheduled to mature within 12 months of that date.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; special redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders.
We ceased offering shares of common stock in our primary offering on December 31, 2010 and terminated our dividend reinvestment plan effective May 29, 2014. We intend to use our cash on hand, cash flow generated by our real estate and real estate-related investment, proceeds from debt financing, proceeds from the sale of real estate properties and possibly the principal repayment on or sale of our real estate loan receivable as our primary sources of immediate and long-term liquidity. As of December 31, 2015, we had an aggregate of $41.0 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our share redemption program provides only for special redemptions. During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 8, 2015, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2015, our real estate was 87% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of December 31, 2015, the borrower under our real estate loan receivable was current on its debt service payments to us.
During the year ended December 31, 2015, we disposed of one office property and received the repayment on one of real estate loans receivable.
For the year ended December 31, 2015, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff or sale of real estate loans receivable and proceeds from the sales of real estate properties from current and prior periods. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the year ended December 31, 2015 using cash flows from operations and cash on hand. We believe that our cash on hand, cash flow from operations, availability under our credit facilities, proceeds from the sales of real estate properties and the repayment of or sale of our real estate loan receivable will be sufficient to meet our liquidity needs for the foreseeable future. As of December 31, 2015, we had a total of $332.0 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements, paydown or refinance the related notes payable prior to their maturity dates.
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $5.62 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2015. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2016.
On January 27, 2016, our board of directors formed a special committee (the "Special Committee") composed of all of our independent directors to explore the availability of strategic alternatives involving us. While we conduct this process, we remain 100% focused on managing our properties.
As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore Group L.L.C. ("Evercore") to act as our financial advisor and to assist the Special Committee with this process. Under the terms of the engagement, Evercore will provide various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Although the Special Committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we have begun the process of exploring strategic alternatives, there is no assurance that the process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Cash Flows from Operating Activities
As of December 31, 2015, we owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and one real estate loan receivable. During the year ended December 31, 2015, net cash provided by operating activities was $42.1 million, compared to $67.3 million during the year ended December 31, 2014. Net cash provided by operating activities decreased in 2015 primarily as a result of the sale of real estate properties and the payoff or sale of real estate loans receivable. We anticipate additional asset sales in the future, which would further reduce net cash provided by operating activities.

Cash Flows from Investing Activities
Net cash provided by investing activities was $158.1 million for the year ended December 31, 2015, and primarily consisted of the following:

•	$122.9 million of proceeds from the sale of one office property;

•	$58.3 million of proceeds from the payoff of one real estate loan receivable; and

•	$23.5 million used for improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2015, net cash used in financing activities was $306.6 million and consisted primarily of the following:

•	$243.1 million of principal payments on notes payable;

•	$57.5 million of cash distributions; and

•	$5.8 million of cash used for redemptions of common stock.
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
As of December 31, 2015, we had $72.7 million of cash and cash equivalents and up to $41.0 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2015, our borrowings and other liabilities were approximately 36% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2016	2017-2018	2019-2020
Outstanding debt obligations (1)	$547,471	$332,033	$79,968	$135,470
Interest payments on outstanding debt obligations (2)	27,468	10,453	10,776	6,239
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2015 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $22.3 million, excluding net unrealized gains on interest rate swap agreements of $2.4 million, swap termination expense of $0.2 million and amortization of deferred financing costs totaling $2.0 million during the year ended December 31, 2015.
Results of Operations
Overview
As of December 31, 2014, we owned 11 office properties, one office/flex property, an office campus consisting of eight office buildings and two real estate loans receivable. Subsequent to December 31, 2014, we sold one office property and received the repayment on one real estate loan receivable. As a result, as of December 31, 2015, we owned 10 office properties, one office/flex property, an office campus consisting of eight office buildings and one real estate loan receivable. The results of operations presented for the years ended December 31, 2015 and 2014 are not directly comparable due to the disposition of one real estate property and the repayment of one real estate loan receivable subsequent to December 31, 2014 and because during the year ended December 31, 2014, we sold 15 real estate properties and received the repayment of three of our real estate loans receivable. In general, we expect income and expenses to decrease in future periods due to disposition activity.
Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014
The following table provides summary information about our results of operations for the years ended December 31, 2015 and 2014 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$138,745	$212,454	$(73,709)	(35)%	$(73,179)	$(530)
Tenant reimbursements	14,749	43,481	(28,732)	(66)%	(26,921)	(1,811)
Interest income from real estate loans receivable	4,552	12,742	(8,190)	(64)%	(8,180)	(10)
Interest income from marketable securities	—	953	(953)	(100)%	n/a	n/a
Other operating income	7,249	9,770	(2,521)	(26)%	(2,719)	198
Operating, maintenance, and management costs	36,069	58,711	(22,642)	(39)%	(22,912)	270
Real estate taxes and insurance	20,528	36,444	(15,916)	(44)%	(17,199)	1,283
Asset management fees to affiliate	12,082	18,641	(6,559)	(35)%	(6,758)	199
General and administrative expenses	4,485	5,082	(597)	(12)%	n/a	n/a
Depreciation and amortization	56,271	77,988	(21,717)	(28)%	(21,663)	(54)
Interest expense	22,115	62,944	(40,829)	(65)%	(33,491)	(7,338)
Impairment charge on real estate	23,082	15,601	7,481	48%	1,075	6,406
Other interest income	293	209	84	40%	n/a	n/a
Loss on sale of marketable securities	—	(331)	331	(100)%	n/a	n/a
Gain on sale of real estate, net	27,421	441,640	(414,219)	(94)%	(414,219)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 related to real estate and real estate-related investments disposed of on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 related to real estate and real estate-related investments owned by us throughout both periods presented.

Rental income and tenant reimbursements decreased from $255.9 million for the year ended December 31, 2014 to $153.5 million for the year ended December 31, 2015, primarily due to the dispositions of real estate properties subsequent to January 1, 2014 and reset of tenant base years for lease renewals.  Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the anticipated dispositions of real estate properties. For the years ended December 31, 2015 and 2014, rental income and tenant reimbursements from our real estate properties sold were $1.9 million and $102.0 million, respectively.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $12.7 million for the year ended December 31, 2014 to $4.6 million for the year ended December 31, 2015, primarily as a result of the payoff or sale of real estate loans receivable subsequent to January 1, 2014. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the payoff or sale of our real estate loan receivable.
Other operating income decreased from $9.8 million for the year ended December 31, 2014 to $7.2 million for the year ended December 31, 2015, primarily due to the dispositions of real estate properties subsequent to January 1, 2014. Overall, we expect other operating income to decrease in future periods due to anticipated dispositions of real estate properties. For the years ended December 31, 2015 and 2014, other operating income from our real estate properties sold were $0.1 million and $2.8 million, respectively.
Operating, maintenance and management costs decreased from $58.7 million for the year ended December 31, 2014 to $36.1 million for the year ended December 31, 2015. The decrease was primarily due to the dispositions of real estate properties subsequent to January 1, 2014. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs to decrease in future periods due to the anticipated dispositions of real estate properties. For the years ended December 31, 2015 and 2014, operating, maintenance and management costs from our real estate properties sold were $0.5 million and $23.4 million, respectively.
Real estate taxes and insurance decreased from $36.4 million for the year ended December 31, 2014 to $20.5 million for the year ended December 31, 2015. This decrease was primarily due to the dispositions of real estate properties subsequent to January 1, 2014, partially offset by an increase due to higher property tax assessed values for two of our real estate properties held throughout both periods. We expect real estate taxes and insurance to decrease in future periods due to the anticipated dispositions of real estate properties. For the years ended December 31, 2015 and 2014, real estate taxes and insurance from our real estate properties sold were $0.2 million and $17.4 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased from $18.6 million for the year ended December 31, 2014 to $12.1 million for the year ended December 31, 2015, due to the disposition of real estate properties and the payoff or sale of real estate loans receivable subsequent to January 1, 2014. All asset management fees incurred as of December 31, 2015 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales. For the years ended December 31, 2015 and 2014, asset management fees from our real estate properties sold were $0.1 million and $6.5 million, respectively, and were $0.3 million and $0.6 million from real estate loans receivable paid off or sold, respectively.
Depreciation and amortization decreased from $78.0 million for the year ended December 31, 2014 to $56.3 million for the year ended December 31, 2015 primarily due to (i) the dispositions of real estate properties subsequent to January 1, 2014, (ii) the reclassification of two real estate properties from held for sale to held for investment, which resulted in a portion of the depreciation and amortization expense being classified as an impairment charge during the year ended December 31, 2015 and (iii) a decrease in amortization of tenant origination and absorption costs for properties held throughout both periods. We expect depreciation and amortization to decrease in future periods due to the anticipated dispositions of real estate properties and to an overall decrease in amortization of tenant origination costs related to lease expirations. For the years ended December 31, 2015 and 2014, depreciation and amortization from our real estate properties sold or held for sale was $0 and $21.7 million, respectively.

Interest expense decreased from $62.9 million for the year ended December 31, 2014 to $22.1 million for the year ended December 31, 2015. The decrease in interest expense is primarily due to an overall decrease to our total debt outstanding due to loan payoffs or reductions in connection with dispositions of real estate properties and in part due to a decrease in the average loan balance of our existing notes payable related to properties held throughout both periods. Included in interest expense is the amortization of deferred financing costs of $4.7 million and $2.0 million for the years ended December 31, 2014 and 2015, respectively. Also included in interest expense during the year ended December 31, 2014 was $3.0 million of unrealized swap losses primarily due to hedge ineffectiveness as a result of anticipated early repayment of debt in connection with asset sales and $0.7 million of termination fees related to the payoff of loans secured by the real estate properties sold during the year ended December 31, 2014. As of December 31, 2014, we had dedesignated all of our interest rate swap agreements. As a result, changes to the fair value of our interest rate swap agreements are recognized directly in earnings as interest expense. During the year ended December 31, 2015, we recorded $2.4 million of unrealized gain on interest rate swaps. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. For the years ended December 31, 2015 and 2014, interest expense from our real estate properties sold was $0.4 million and $33.9 million, respectively.
During the year ended December 31, 2015, we recorded impairment charges of $23.1 million, including an impairment charge of $18.6 million to write-down the carrying value of the 100 & 200 Campus Drive Buildings, an office property located in Florham Park, New Jersey, to its estimated fair value as a result of changes in cash flow estimates. The decrease in cash flow projections was primarily due to (i) the lack of demand in the Florham Park office rental market resulting in slower rent growth and longer lease up periods and (ii) an increase in projected vacancy related to a tenant occupying 199,024 rentable square feet, or approximately 34% of the 100 & 200 Campus Drive Buildings. This tenant’s lease expires in November 2016. We no longer expect the tenant to renew its lease. As a result, we revised our cash flow projections for longer lease up periods and additional tenant improvement costs and leasing concessions required to attract new tenants. In addition, during the year ended December 31, 2015, we recorded impairment charges of $4.5 million with respect to two real estate properties that were reclassified from held for sale to held for investment. The impairment charge was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense. During the year ended December 31, 2014, we recognized an impairment charge of $15.6 million consisting of (i) $10.6 million with respect to a real estate property held for investment, (ii) $3.9 million with respect to two of our real estate properties that were reclassified from held for sale to held for investment and (iii) $1.1 million on a real estate property sold during the year ended December 31, 2014. The impairment charge for the property held for investment was to reduce the carrying value of this property to its estimated fair value.  The impairment was caused by us revising our cash flow projections and the estimated hold period of the investment due to longer than estimated lease-up periods and lower projected rental rates. The impairment charge related to the reclassified properties was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense.
We recognized a gain on sale of real estate of $27.4 million related to the disposition of one office property during the year ended December 31, 2015. During the year ended December 31, 2014, we recognized a gain on sale of real estate of $441.6 million related to the disposition of nine office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property.

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
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 related to real estate and real estate-related investments acquired or disposed of on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $319.6 million for the year ended December 31, 2013 to $255.9 million for the year ended December 31, 2014, primarily due to the disposition of real estate properties, partially offset by an increase due to the acquisition of an office campus in March 2013.  Rental revenues related to real estate properties held throughout both periods decreased primarily due to a decrease in occupancy with respect to one of our real estate properties held for investment.  The decrease in rental income from real estate properties held throughout both periods was partially offset by an increase in tenant reimbursements due to higher property tax recoveries and monthly operating expense recoveries.
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
During the year ended December 31, 2014, we recognized an impairment charge on real estate properties of $15.6 million consisting of (i) $10.6 million with respect to a real estate property held for investment, (ii) $3.9 million with respect to two of our real estate properties that were reclassified from held for sale to held for investment and (iii) $1.1 million on a real estate property sold during the year ended December 31, 2014. Please see “ —Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014” above for a discussion of the impairment charge on real estate properties.
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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflect adjustments for the operations of properties and real estate-related investments sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold and real estate-related investments sold or repaid as of December 31, 2015.

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, prepayment fees received on notes receivable, termination fees on derivative instruments, unrealized gains (losses) on derivative instruments, acquisition fees and expenses and prepayment fees related to the extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Termination fees on derivative instruments. Termination fees on derivative instruments are included in interest expense. Although these amounts reduce net income, we exclude them from MFFO to more appropriately reflect the ongoing impact of our interest rate swap agreements;

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2015	2014	2013
Net income	$18,377	$445,507	$55,779
Depreciation of real estate assets	33,235	40,408	58,157
Amortization of lease-related costs	23,036	37,580	62,621
Impairment charge on real estate	23,082	15,601	—
Gain on payoff or sale of real estate loans receivable	—	—	(29,073)
Gain on sale of real estate, net	(27,421)	(441,640)	—
Loss on sale of marketable securities	—	331	—
FFO	70,309	97,787	147,484
Straight-line rent and amortization of above- and below-market leases	(7,372)	(4,560)	(10,557)
Amortization of discounts and closing costs	23	(104)	(3,589)
Prepayment fee received on note receivable	(874)	(4,917)	—
Prepayment fees related to the extinguishment of debt	—	14,908	3,711
Termination fees on derivative instruments	179	651	856
Unrealized (gain) losses on derivative instruments	(2,410)	2,989	—
Real estate acquisition fees to affiliates	—	—	1,797
Real estate acquisition fees and expenses	—	—	623
Adjustment to valuation of contingent purchase consideration	—	—	(31)
MFFO	$59,855	$106,754	$140,294
Our calculation of MFFO above includes amounts related to the operations of 16 real estate properties sold and six real estate loans receivable sold or paid off between January 1, 2013 and December 31, 2015. Please refer to the table below with respect to the proportion of MFFO related to real estate properties sold or real estate-related investments sold or paid off as of December 31, 2015 (in thousands).

	For the Years Ended December 31,
	2015	2014	2013
MFFO by component:
Assets held for investment	$56,754	$58,234	$52,461
Real estate properties sold	749	42,562	65,880
Real estate loans receivable sold or paid off	2,352	5,958	21,953
MFFO	$59,855	$106,754	$140,294
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions
Distributions declared, distributions paid and cash flow from operations were as follows during 2015 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2015	$13,764	$0.072	$15,479	$5,891
Second Quarter 2015	13,907	0.073	14,066	14,838
Third Quarter 2015	14,039	0.074	14,044	15,587
Fourth Quarter 2015	14,027	0.074	13,879	5,820
	$55,737	$0.293	$57,468	$42,136
_____________________
(1) Assumes each share was issued and outstanding each day that was a record date for distributions during the periods presented.
(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the year ended December 31, 2015, we paid aggregate distributions of $57.5 million, all of which were paid in cash. FFO and cash flow from operations for the year ended December 31, 2015 were $70.3 million and $42.1 million, respectively.  We funded our total distributions paid with $42.1 million of current period cash flow from operations and $15.4 million of cash on hand. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under our mortgage loan investment).
During the year ended December 31, 2015, we disposed of one office property and received the loan repayment on one of our real estate loans receivable, and during the year ended December 31, 2014, we sold 15 real estate properties and received loan repayments on three of our real estate loans receivable. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2016.
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $5.62 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2015. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrower and its sponsor to continue to make debt service payments and/or to repay their loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.

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
Real Estate Loans Receivable
Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reserve for any unpaid accrued interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest, according to the contractual terms of the loan, is probable.

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
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, we record the operating results as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2015 and 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
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
As of December 31, 2015, we did not have a loan loss reserve and we did not record any impairment losses related to our real estate loans receivable during the years ended December 31, 2015, 2014 and 2013. However in the future, we may experience losses from our investments in loans receivable requiring us to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
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
Derivative Instruments
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. We record these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments on the accompanying consolidated statements of operations.
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
Distributions Paid
On January 4, 2016, we paid distributions of $4.7 million, which related to distributions declared for December 2015 in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on December 21, 2015. On February 1, 2016, we paid distributions of $4.5 million, which related to distributions declared for January 2016 in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on January 26, 2016. On March 1, 2016, we paid distributions of $4.2 million, which related to distributions declared for February 2016 in the amount of $0.02226503 per share of common stock to stockholders of record as of the close of business on February 19, 2016.
Distributions Declared
On March 11, 2016, our board of directors declared a March 2016 distribution in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on March 21, 2016, which we expect to pay in April 2016, and an April 2016 distribution in the amount of $0.02303279 per share of common stock to stockholders of record as of the close of business on April 20, 2016, which we expect to pay in May 2016.

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

The table below summarizes the book value, the annual effective interest rate and fair value of our real estate loan receivable based on the maturity date; the outstanding principal balance, the weighted-average interest rate and fair value of our notes payable based on the maturity dates, and the notional amounts, average pay and receive rates and fair value of our derivative instruments based on maturity dates, all as of December 31, 2015 (dollars in thousands):

	Maturity Date					Total Value or Notional Amount
	2016	2017	2018	2019	2020		Fair Value
Assets
Loan Receivable, book value
Fixed Rate	$—	$—	$14,210	$—	$—	$14,210	$14,574
Annual effective interest rate (1)	—	—	7.6%	—	—	7.6%
Liabilities
Notes payable, principal outstanding
Fixed Rate	$—	$—	$—	$—	$140,000	$140,000	$141,361
Weighted-average interest rate	—	—	—	—	3.5%	3.5%
Variable Rate	$332,033	$75,438	$—	$—	$—	$407,471	$407,768
Weighted-average interest rate (2)	2.7%	3.1%	—	—	—	2.8%
Derivative Instruments
Interest rate swaps, notional amount	$134,150	$131,338	$—	$—	$—	$265,488	$639
Average pay rate (3)	1.4%	1.1%	—	—	—	1.2%
Average receive rate (4)	0.4%	0.4%	—	—	—	0.4%
_____________________
(1) The annual effective interest rate represents the effective interest rate as of December 31, 2015 using the interest method, which we use to recognize interest income on our real estate loan receivable.
(2) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2015, where applicable.
(3) Average pay rate is the interest rate swap fixed rate.
(4) Average receive rate is the 30-day LIBOR rate as of December 31, 2015.
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2015, the fair value and carrying value of our fixed rate real estate loan receivable were $14.6 million and $14.2 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2015, the fair value of our fixed rate debt was $141.4 million and the outstanding principal balance of our fixed rate debt was $140.0 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2015. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2015, we were exposed to market risks related to fluctuations in interest rates on $142.0 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $265.5 million of our variable rate debt. Based on interest rates as of December 31, 2015, if interest rates were 100 basis points higher during the 12 months ending December 31, 2016, interest expense on our variable rate debt would increase by $1.4 million. As of December 31, 2015, one-month LIBOR was 0.42950% and if this index was reduced to 0% during the 12 months ending December 31, 2016, interest expense on our variable rate debt would decrease by $0.6 million.

The annual effective interest rate of our fixed rate real estate loan receivable as of December 31, 2015 was 7.6%. The annual effective interest rate represents the effective interest rate as of December 31, 2015, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2015 were 3.5% and 2.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of December 31, 2015, where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2015, all items required to be disclosed under Form 8-K were reported under Form 8-K.
Third Amended and Restated Bylaws
On March 11, 2016, our board of directors approved our Third Amended and Restated Bylaws (the “Amended Bylaws”). Previously, our bylaws required that we hold our annual meeting of stockholders on a date and at the time set by the board of directors during the month of July. The Amended Bylaws now require that we hold our annual meeting of stockholders on a date and at the time set by the board of directors, and do not specify a particular month.
Amended and Restated Code of Conduct and Ethics
On March 11, 2016, our board of directors approved our amended and restated Code of Conduct and Ethics (the “Amended Code”). Previously, under our Code of Conduct and Ethics, our chief financial officer served as our compliance officer. Pursuant to the Amended Code, our advisor’s chief audit executive will serve as our compliance officer. The Amended Code also makes certain administrative changes to our Code of Conduct and Ethics.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age *
Peter M. Bren	President	82
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	64
Peter McMillan III	Executive Vice President, Treasurer, Secretary, and Director	58
Keith D. Hall	Executive Vice President	57
Jeffrey K. Waldvogel	Chief Financial Officer	38
Stacie K. Yamane	Chief Accounting Officer	51
Hank Adler	Independent Director	69
Barbara R. Cambon	Independent Director	62
Stuart A. Gabriel, Ph.D.	Independent Director	62
_____________________
* As of March 1, 2016.
Peter M. Bren is our President, a position he has held since August 2007. He is also Chairman of the Board and President of our advisor, President of KBS REIT I, President of KBS REIT III and President of KBS Growth & Income REIT, positions he has held for these entities since October 2004, June 2005, January 2010 and January 2015, respectively. Mr. Bren is President and a director of KBS Legacy Partners Apartment REIT, positions he has held since August 2009 and July 2009, respectively. In addition, Mr. Bren is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2015, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $21 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
Mr. Bren oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is responsible for investor relationships.
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to taking his current positions as Chairman of the Board and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company and was President of Lincoln Property Company, Europe. Mr. Bren is also a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. He is also a member of the Real Estate Roundtable in Washington, D.C.

Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since August 2007, August 2007 and July 2007, respectively. He is also the Chief Executive Officer of our advisor and Chairman of the Board, Chief Executive Officer and a director of KBS REIT I and KBS Growth & Income REIT, positions he has held for these entities since October 2004, June 2005 and January 2015, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively. In addition, Mr. Schreiber is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2015, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $21 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
Mr. Schreiber oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition and management of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is responsible for investor relationships.
Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to teaming with Mr. Bren in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
Mr. Schreiber graduated from the University of Southern California with a Bachelor’s Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly-formed Real Estate Department in the USC Graduate School of Business. He is currently an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development. Mr. Schreiber also serves as a member of the Executive Committee for the Public Non-Listed REIT Council for the National Association of Real Estate Investment Trusts.
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer for reasons including his extensive industry and leadership experience. Since the formation of the first investment advisor affiliated with Messrs. Bren and Schreiber in 1992, and through December 31, 2015, Mr. Schreiber had been involved in the investment in or management of over $21 billion of real estate investments through KBS affiliates. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our external advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, KBS REIT III and KBS Growth & Income REIT, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.

Peter McMillan III is one of our Executive Vice Presidents, our Treasurer and Secretary, and one of our directors, positions he has held since August 2007. He is also an Executive Vice President, the Treasurer and Secretary and a director of KBS REIT I, KBS REIT III and KBS Growth & Income REIT, positions he has held for these entities since June 2005, January 2010 and January 2015, respectively. He is President, Chairman of the Board and a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since December 2008 and February 2013, respectively. He is also an Executive Vice President of KBS Legacy Partners Apartment REIT, which position he has held since August 2009. In addition, Mr. McMillan is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC which, from August 2003 until December 2012, was an asset management company. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the Board of Trustees of Metropolitan West Funds and TCW Mutual Funds and is a former director of Steinway Musical Instruments, Inc.
The board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct the board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, as a member of the Board of Trustees of Metropolitan West Funds and TCW Mutual Funds, and as a former director of Steinway Musical Instruments, Inc., provide him with an understanding of the requirements of serving on a public company board.
Keith D. Hall is one of our Executive Vice Presidents, a position he has held since August 2007. He is an Executive Vice President of KBS REIT I, KBS REIT III and KBS Growth & Income REIT, positions he has held for these entities since June 2005, January 2010 and January 2015, respectively. He is also the Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively, and is the Chief Executive Officer and a director of KBS Strategic Opportunity REIT II, positions he has held since February 2013. In addition, Mr. Hall is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Hall is a co-founder of Willowbrook Capital Group, LLC which, from August 2003 until December 2012, was an asset management company. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.

Jeffrey K. Waldvogel is our Chief Financial Officer and Assistant Secretary, positions he has held since June 2015. He is also the Chief Financial Officer of our advisor, and Chief Financial Officer and Assistant Secretary of KBS REIT I, KBS REIT III and KBS Growth & Income REIT, positions he has held for each of these entities since June 2015. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since June 2015.
Mr. Waldvogel has been employed by an affiliate of our advisor since November 2010. With respect to the KBS-sponsored REITs advised by our advisor, he served as the Director of Finance and Reporting from July 2012 to June 2015 and as the VP Controller Technical Accounting from November 2010 to July 2012. In these roles Mr. Waldvogel was responsible for overseeing internal and external financial reporting, valuation analysis, financial analysis, REIT compliance, debt compliance and reporting, and technical accounting.
Prior to joining an affiliate of KBS Realty Advisors in 2010, Mr. Waldvogel was an audit senior manager at Ernst & Young LLP. During his eight years at Ernst & Young LLP, where he worked from October 2002 to October 2010, Mr. Waldvogel performed or supervised various auditing engagements, including the audit of financial statements presented in accordance with GAAP, as well as financial statements prepared on a tax basis. These auditing engagements were for clients in a variety of industries, with a significant focus on clients in the real estate industry.
In April 2002, Mr. Waldvogel received a Master of Accountancy Degree and Bachelor of Science from Brigham Young University in Provo, Utah. Mr. Waldvogel is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since October 2008. From July 2007 to December 2008, Ms. Yamane served as our Chief Financial Officer and from July 2007 to October 2008, she served as our Controller. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, positions she has held for these entities since October 2008, October 2008, January 2010, August 2009, August 2009, February 2013 and January 2015, respectively. From October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008, she served as Controller of KBS REIT I.
Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, from 2004 through 2015, Ms. Yamane was responsible for client accounting/reporting for two real estate portfolios. These portfolios consisted of industrial, office and retail properties as well as land parcels. Ms. Yamane worked closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assisted in the supervision and management of KBS Realty Advisors’ accounting department.
Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 25 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).

Hank Adler is one of our independent directors and is the chair of the audit committee, positions he has held since March 2008. Professor Adler is also an independent director and chair of the audit committee of KBS REIT I and KBS REIT III, positions he has held for these entities since June 2005 and September 2010, respectively. He is currently an Assistant Professor of Accounting at Chapman University. Prior to his retirement from Deloitte & Touche, LLP in 2003, Professor Adler was a partner with that firm where he had been employed for over 30 years. He specialized in tax accounting and served as client service and tax partner for a variety of public and private companies. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of California, Los Angeles. From 2004 to 2015, Professor Adler served on the board of directors and as chairman of the audit committee of Corinthian Colleges, Inc., and he formerly served on the board of directors and on the finance committee of Healthy Smiles for Kids of Orange County, a California non-profit entity. From 1998 to 2007, he also chaired the Toshiba Senior Classic charity event, a PGA Senior Tour championship event. From 1994 to 2006, he served on the board of directors of Hoag Memorial Hospital Presbyterian. In the 1990s, he served on the board of trustees and as President of the Irvine Unified School District. Professor Adler is a Certified Public Accountant (California).
The board of directors has concluded that Professor Adler is qualified to serve as an independent director and as the chair of the audit committee for reasons including his extensive experience in public accounting. With over 30 years at one of the big four accounting firms, Professor Adler brings to the board of directors critical insights into and an understanding of the accounting principles and financial reporting rules and regulations affecting our company. His expertise in evaluating the financial and operational results of public companies and overseeing the financial reporting process makes him a valuable director and chair of the audit committee. In addition, as a director and chair of the audit committee of KBS REIT I and KBS REIT III and as a former director of Corinthian Colleges, Inc., of Hoag Memorial Hospital Presbyterian and of Healthy Smiles for Kids of Orange County, Professor Adler is well aware of the corporate governance and regulatory issues facing public and other companies.
Barbara R. Cambon is one of our independent directors and is the chair of the conflicts committee, positions she has held since March 2008. Ms. Cambon is also an independent director and chair of the conflicts committee of KBS REIT I and KBS REIT III, positions she has held for these entities since June 2005 and September 2010, respectively. From April 2009 to December 2010, she served as Chief Operating Officer of Premium One Asset Management LLC, a company whose business focuses on providing investment management services to investors. From October 2003 to October 2009, she also served as a Managing Member of Snowcreek Management LLC, a real estate asset management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provided asset management services to an institutional partnership investment in residential real estate development. She has been involved in the real estate investment business for over 30 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002, she also served as its Chief Operating Officer. Prior to joining Colony Capital in 1999, Ms. Cambon was President and founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past director and chairman of the board of the Pension Real Estate Association and past director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the Advisory Board of the University of San Diego Burnham-Moores Center for Real Estate Policy. Ms. Cambon previously served on the board of directors of Amstar Advisers, Neighborhood National Bancorp and BioMed Realty Trust, Inc. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.
The board of directors has concluded that Ms. Cambon is qualified to serve as an independent director and as the chair of the conflicts committee for reasons including her expertise in real estate investment and management. Ms. Cambon’s over 30 years of experience investing in, managing and disposing of real estate on behalf of investors give her a wealth of knowledge and experiences from which to draw in advising our company. As former Managing Member of her own real estate asset management company, Ms. Cambon is acutely aware of the operational challenges facing companies such as ours. Further, her service as a director and chair of the conflicts committee of KBS REIT I and KBS REIT III, both public REITs, and as a former director of Amstar Advisers, Neighborhood National Bancorp and BioMed Realty Trust, Inc., gives her additional perspective and insight into large public companies such as ours.

Stuart A. Gabriel, Ph.D. is one of our independent directors, a position he has held since March 2008. Professor Gabriel is also an independent director of KBS REIT I and KBS REIT III, positions he has held for these entities since June 2005 and September 2010, respectively. Since June 2007, Professor Gabriel has served as Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management. Prior to joining UCLA he was Director and Lusk Chair in Real Estate at the USC Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1990 to 2007. He received a number of awards at UCLA and USC for outstanding graduate teaching. In 2004, he was elected President of the American Real Estate and Urban Economics Association. Professor Gabriel serves on the editorial boards of seven academic journals. He is also a Fellow of the Homer Hoyt Institute for Advanced Real Estate Studies. Professor Gabriel has published extensively on the topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of real estate and real estate capital markets performance as well as structured finance products, including credit default swaps, commercial mortgage-backed securities and collateralized debt obligations. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. From 1986 through 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.
The board of directors has concluded that Professor Gabriel is qualified to serve as an independent director for reasons including his extensive knowledge and understanding of the real estate and finance markets and real estate finance products. As a professor of real estate finance and economics, Professor Gabriel brings unique perspective to the board of directors. His years of research and analysis of the real estate and finance markets make Professor Gabriel well-positioned to advise us with respect to our investment and financing strategy. This expertise also makes him an invaluable resource for assessing and managing risks facing our company. Through his experience as a director of KBS REIT I and KBS REIT III, he also has an understanding of the requirements of serving on a public company board.
Corporate Governance
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist the board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, (iv) our independent auditors’ qualifications, performance and independence, and (v) the performance of our internal audit function. The members of the audit committee are Hank Adler (chair), Barbara R. Cambon and Stuart A. Gabriel, Ph.D. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that Professor Adler satisfies the SEC’s requirements for an “audit committee financial expert.”
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.kbsreitii.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor, and/or its affiliates and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.

Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by the conflicts committee, based upon recommendations from our advisor. Four of our executive officers, Messrs. Bren, Hall, McMillan and Schreiber, manage and control our advisor, and through our advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2015.

Name	Fees Earned or Paid in Cash in 2015(1)	All Other Compensation	Total
Hank Adler	$109,583	$—	$109,583
Barbara R. Cambon	110,583	—	110,583
Stuart A. Gabriel, Ph.D.	105,583	—	105,583
Peter McMillan III (2)	—	—	—
Charles J. Schreiber, Jr. (2)	—	—	—
_____________________
(1) Fees Earned or Paid in Cash in 2015 include meeting fees earned in: (i) 2014 but paid or reimbursed in the first quarter of 2015 as follows: Professor Adler $9,337, Ms. Cambon $10,337, and Professor Gabriel $9,337; and (ii) 2015 but paid or to be paid in 2016 as follows: Professor Adler $14,333, Ms. Cambon $14,333, and Professor Gabriel $13,333.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board and, audit, conflicts or other committee meetings as follows:

•	$2,500 for each board meeting attended;

•	$2,500 for each audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each audit or conflicts committee meeting attended);

•	$2,000 for each other committee meeting attended (except that the committee chairman is paid $3,000 for each other committee meeting attended);

•	$2,000 for each teleconference board meeting attended;

•
$2,000 for each teleconference audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference audit or conflicts committee meeting attended); and

•	$2,000 for each other teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each other teleconference committee meeting attended).
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 1, 2016, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of all Outstanding Shares
KBS Capital Advisors LLC	20,000 (3)	*
Peter M. Bren, President	20,000 (3)	*
Keith D. Hall, Executive Vice President	20,000 (3)	*
Peter McMillan III, Executive Vice President, Treasurer, Secretary and Director	20,000 (3)	*
Charles J. Schreiber, Jr., Chairman of the Board, Chief Executive Officer and Director	20,000 (3)	*
Jeffrey K. Waldvogel, Chief Financial Officer	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Hank Adler, Independent Director	—	—
Barbara R. Cambon, Independent Director	—	—
Stuart A. Gabriel, Ph.D., Independent Director	2,680	—
All officers and directors as a group	22,680 (3)	*
_____________________
* Less than 1% of the outstanding common stock.
(1) The address of each named beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) None of the shares is pledged as security.
(3) Includes 20,000 shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The board of directors has affirmatively determined that Hank Adler, Barbara R. Cambon and Stuart A. Gabriel, Ph.D. each satisfies the New York Stock Exchange independence standards. In determining that Professor Gabriel is independent under the New York Stock Exchange independence standards, the board of directors considered that Peter M. Bren, one of our executive officers and sponsors, is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, that Professor Gabriel is a Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management and that in March 2012, Mr. Bren pledged a gift of $1.25 million to the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. The contribution by Mr. Bren would be made over five years in the amount of $250,000 per year. Because this contribution is to a tax exempt entity and the contribution will not exceed $250,000 in any year, the board of directors determined that this contribution was not material and Professor Gabriel met the New York Stock Exchange independence standards.

Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Portfolio Management and Distribution Policy. Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under our mortgage loan investment). Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity (as described below), and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2016. See also the discussion under “Disposition Policies” below.
Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including: the future operating performance of our investments in the existing real estate and the financial environment; the success and economic viability of our tenants; the ability of our borrower and its sponsor to continue to make its debt service payments and/or to repay the loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.
Distributions declared per common share were $0.293 in the aggregate for the year ended December 31, 2015. Distributions declared per common share assumes each share was issued and outstanding at each record date for distributions. Distributions per common share were based on a monthly record date for each month during the period commencing January 2015 through December 2015.
Our focus in 2016 is to: continue to strategically sell assets and make special distributions to stockholders; strategically negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; and complete major capital improvement projects, such as renovations or amenity enhancements, with the goal of attracting a greater pool of quality buyers.
Acquisition and Investment Policies. We did not acquire any real estate properties or acquire or originate any real estate loans receivable during the period from January 1, 2015 through January 31, 2016, and we do not expect to make new acquisitions of real estate or real estate-related investments in the future. We used substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We diversified our portfolio by investment size, investment type, investment risk and geographic region with the goal of obtaining a portfolio of income-producing real estate and real estate-related assets that provide attractive and stable returns to our stockholders and would allow us to preserve and return our stockholders’ capital contributions. As of January 31, 2016, we owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and one real estate loan receivable. See “—Disposition Policies” below.
Borrowing Policies. In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of January 31, 2016, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

Disposition Policies. We originally intended to hold our core properties for four to seven years, which we believe is a reasonable period to enable us to capitalize on the potential for increased income and capital appreciation of properties. We intend to hold our real estate-related investment until maturity. Our advisor has developed a well-defined exit strategy for each investment we make and periodically performs a hold-sell analysis on each asset. These periodic analyses focus on the remaining available value enhancement opportunities for the asset, the demand for the asset in the marketplace, market conditions and our overall portfolio objectives to determine if the sale of the asset, whether via an individual sale or as part of a portfolio sale or merger, would generate a favorable return to our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value or the sale of the asset would otherwise be in the best interests of our stockholders. As discussed above, we plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources.
During the year ended December 31, 2015, we sold one office property. Additionally, we received the repayment of one of our real estate loans receivable. Since inception, we have sold 17 properties and we have sold or received principal repayments on seven of our real estate loans receivable.
On January 27, 2016, our board of directors formed a special committee (the “Special Committee”) composed of all of our independent directors to explore the availability of strategic alternatives involving the company. While we conduct this process, we remain 100% focused on managing our properties.
As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore Group L.L.C. ("Evercore") to act as our financial advisor and to assist the Special Committee with this process. Under the terms of the engagement, Evercore will provide various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Although the Special Committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we have begun the process of exploring strategic alternatives, there is no assurance that the process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves that we update periodically during the year. We may use cash on hand, proceeds from asset sales or loan receivable repayments, debt proceeds and cash flow from operations to meet our needs for working capital for the upcoming year and to build a moderate level of cash reserves.
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2015 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2015, total operating expenses represented approximately 1.0% of our average invested assets and approximately 23.5% of net income.
Policy Regarding Transactions with Related Persons. Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our Chief Financial Officer, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2015 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.

We have entered into agreements with certain affiliates pursuant to which they provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own KBS Capital Advisors and KBS Capital Markets Group. We refer to these individuals as our sponsors. They are also some of our executive officers. All four of our sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.
Our Relationship with KBS Capital Advisors. Since our inception, our advisor has provided day-to-day management of our business. Among the services that are provided or have been provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending to us real estate and real estate-related investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations and acquisitions;

•	arranging for financing and refinancing of our properties and our other investments;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and our overall portfolio;

•
formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

•	engaging in and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring May 21, 2016, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2015 through the most recent date practicable, which was January 31, 2016, we compensated our advisor as set forth below.
With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we pay our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. Asset management fees from January 1, 2015 through January 31, 2016 totaled approximately $13.1 million, all of which had been paid as of January 31, 2016.

Under the advisory agreement, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. We reimburse our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2015 through January 31, 2016, we reimbursed our advisor for $209,000 of operating expenses, including $169,000 of employee costs.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may aggregate disposition fees paid to our advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. From January 1, 2015 through January 31, 2016, we incurred $1.2 million of disposition fees, all of which had been paid as of January 31, 2016.
On January 6, 2014, we, together with KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. Our advisor’s and our dealer manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above.
The conflicts committee considers our relationship with our advisor during 2015 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We have entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2015 through January 31, 2016, we incurred and paid $86,000 of costs and expenses related to the AIP Reimbursement Agreement.
The conflicts committee believes that these arrangements with our dealer manager are fair.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 16, 2016	The Conflicts Committee of the Board of Directors: Barbara R. Cambon (chair), Hank Adler and Stuart A. Gabriel, Ph.D.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2015, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
For the years ended December 31, 2015 and 2014, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2015 and 2014, are set forth in the table below.

	2015	2014
Audit fees	$460,000	$480,000
Audit-related fees	—	9,000
Tax fees	95,160	108,004
All other fees	333	399
Total	$555,493	$597,403
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-37 through F-38 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(b)    Exhibits

Ex.	Description

3.1
Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed May 28, 2008

3.2
Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed April 8, 2008

3.3	Third Amended and Restated Bylaws of the Company

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

4.2	Third Amended and Restated Dividend Reinvestment, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed May 13, 2013

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 21, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.2	Fifth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of October 31, 2010

10.3	Sixth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of February 15, 2011

10.4	Seventh Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of November 14, 2012

10.5	Eighth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of May 30, 2014

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eighth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 19, 2014

Ex.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust II, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust II, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 16, 2016

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Real estate:
Land	$206,262	$207,501
Buildings and improvements	1,009,368	1,074,148
Tenant origination and absorption costs	76,132	109,378
Total real estate held for investment, cost	1,291,762	1,391,027
Less accumulated depreciation and amortization	(113,460)	(168,041)
Total real estate held for investment, net	1,178,302	1,222,986
Real estate held for sale, net	—	93,682
Total real estate, net	1,178,302	1,316,668
Real estate loans receivable, net	14,210	72,940
Total real estate and real estate-related investments, net	1,192,512	1,389,608
Cash and cash equivalents	72,687	179,021
Rents and other receivables, net	58,109	41,231
Above-market leases, net	7,596	10,271
Assets related to real estate held for sale	—	4,159
Prepaid expenses and other assets	33,626	30,033
Total assets	$1,364,530	$1,654,323
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$546,077	$723,895
Notes payable related to real estate held for sale, net	—	63,523
Total notes payable, net	546,077	787,418
Accounts payable and accrued liabilities	30,329	23,183
Due to affiliate	49	38
Distributions payable	4,725	6,456
Below-market leases, net	5,570	8,904
Liabilities related to real estate held for sale	—	3,024
Other liabilities	9,850	15,773
Total liabilities	596,600	844,796
Commitments and contingencies (Note 13)
Redeemable common stock	10,000	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 189,556,185 and 190,561,603 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1,895	1,905
Additional paid-in capital	1,684,206	1,690,010
Cumulative distributions in excess of net income	(928,111)	(890,751)
Accumulated other comprehensive loss	(60)	(1,637)
Total stockholders’ equity	757,930	799,527
Total liabilities and stockholders’ equity	$1,364,530	$1,654,323
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$138,745	$212,454	$258,452
Tenant reimbursements	14,749	43,481	61,167
Interest income from real estate loans receivable	4,552	12,742	30,439
Interest income from marketable securities	—	953	—
Other operating income	7,249	9,770	10,576
Total revenues	165,295	279,400	360,634
Expenses:
Operating, maintenance, and management	36,069	58,711	67,978
Real estate taxes and insurance	20,528	36,444	48,605
Asset management fees to affiliate	12,082	18,641	23,524
Real estate acquisition fees to affiliates	—	—	1,797
Real estate acquisition fees and expenses	—	—	623
General and administrative expenses	4,485	5,082	4,982
Depreciation and amortization	56,271	77,988	120,778
Interest expense	22,115	62,944	65,687
Impairment charge on real estate	23,082	15,601	—
Total expenses	174,632	275,411	333,974
Other income:
Other interest income	293	209	46
Loss on sale of marketable securities	—	(331)	—
Gain on sales of real estate, net	27,421	441,640	—
Gain on payoff or sale of real estate loans receivable	—	—	29,073
Total other income	27,714	441,518	29,119
Net income	$18,377	$445,507	$55,779
Net income per common share	$0.10	$2.33	$0.29
Weighted-average number of common shares outstanding, basic and diluted	190,227,577	191,346,949	192,370,985
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$18,377	$445,507	$55,779
Other comprehensive income (loss):
Unrealized losses on derivative instruments	—	(2,158)	(3,591)
Reclassification adjustment on derivative instruments realized in net income (effective portion)	1,577	7,106	9,551
Reclassification of unrealized losses due to hedge ineffectiveness	—	3,207	—
Reclassification of realized losses related to swap terminations	—	521	856
Unrealized loss on marketable securities	—	(313)	—
Reclassification of loss on marketable securities to income	—	313	—
Total other comprehensive income	1,577	8,676	6,816
Total comprehensive income	$19,954	$454,183	$62,595
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	190,274,167	$1,903	$1,633,994	$(289,737)	$(17,129)	$1,329,031
Net income	—	—	—	55,779	—	55,779
Other comprehensive income	—	—	—	—	6,816	6,816
Issuance of common stock	7,214,805	72	70,490	—	—	70,562
Redemptions of common stock	(5,219,003)	(52)	(53,116)	—	—	(53,168)
Transfers to redeemable common stock	—	—	(4,135)	—	—	(4,135)
Distributions declared	—	—	—	(135,384)	—	(135,384)
Other offering costs	—	—	(19)	—	—	(19)
Balance, December 31, 2013	192,269,969	$1,923	$1,647,214	$(369,342)	$(10,313)	$1,269,482
Net income	—	—	—	445,507	—	445,507
Other comprehensive income	—	—	—	—	8,676	8,676
Issuance of common stock	2,749,008	28	26,857	—	—	26,885
Redemptions of common stock	(4,457,374)	(46)	(44,613)	—	—	(44,659)
Transfers from redeemable common stock	—	—	60,552	—	—	60,552
Distributions declared	—	—	—	(966,916)	—	(966,916)
Balance, December 31, 2014	190,561,603	$1,905	$1,690,010	$(890,751)	$(1,637)	$799,527
Net income	—	—	—	18,377	—	18,377
Other comprehensive income	—	—	—	—	1,577	1,577
Redemptions of common stock	(1,005,418)	(10)	(5,804)	—	—	(5,814)
Distributions declared	—	—	—	(55,737)	—	(55,737)
Balance, December 31, 2015	189,556,185	$1,895	$1,684,206	$(928,111)	$(60)	$757,930
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$18,377	$445,507	$55,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,271	77,988	120,778
Impairment charge on real estate	23,082	15,601	—
Noncash interest income on real estate-related investments	23	(104)	(3,589)
Deferred rent	(6,692)	(5,818)	(12,806)
Bad debt expense	156	287	589
Amortization of above- and below-market leases, net	(680)	1,258	2,249
Amortization of deferred financing costs	1,975	4,655	3,314
Reclassification of realized losses on derivative instruments	—	521	856
Unrealized losses due to hedge ineffectiveness	—	3,207	—
Unrealized gain on derivative instruments	(2,410)	(218)	—
Change in fair value of contingent consideration	—	—	(31)
Gain on payoff or sale of real estate loans receivable	—	—	(29,073)
Gain on sale of real estate, net	(27,421)	(441,640)	—
Loss on sale of marketable securities	—	331	—
Changes in operating assets and liabilities:
Rents and other receivables	(2,843)	(676)	(2,467)
Prepaid expenses and other assets	(14,477)	(12,693)	(10,235)
Accounts payable and accrued liabilities	(1,403)	(7,276)	1,889
Due to affiliate	11	38	(168)
Other liabilities	(1,833)	(13,632)	6,061
Net cash provided by operating activities	42,136	67,336	133,146
Cash Flows from Investing Activities:
Proceeds from sale of real estate	122,923	1,579,401	—
Acquisitions of real estate	—	—	(238,952)
Improvements to real estate	(23,502)	(34,749)	(29,434)
Investments in marketable securities	—	(529,997)	—
Proceeds from sale of marketable securities	—	529,666	—
Investments in real estate loans receivable	—	—	(5,490)
Principal repayments on real estate loans receivable	435	304	1,579
Proceeds from payoff or sale of real estate loans receivable	58,272	111,688	200,591
Net cash provided by (used in) investing activities	158,128	1,656,313	(71,706)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	—	456,000
Principal payments on notes payable	(243,140)	(730,742)	(269,161)
Payments of deferred financing costs	(176)	(45)	(4,048)
Return of contingent consideration related to acquisition of real estate	—	—	308
Payments to redeem common stock	(5,814)	(44,659)	(53,174)
Payments of other offering costs	—	—	(19)
Distributions paid to common stockholders	(57,468)	(944,224)	(64,694)
Net cash (used in) provided by financing activities	(306,598)	(1,719,670)	65,212
Net (decrease) increase in cash and cash equivalents	(106,334)	3,979	126,652
Cash and cash equivalents, beginning of period	179,021	175,042	48,390
Cash and cash equivalents, end of period	$72,687	$179,021	$175,042
Supplemental Disclosure of Cash Flow Information:
Interest paid	$23,076	$42,096	$58,445
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in distributions payable	$—	$—	$128
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$26,885	$70,562
Increase in accrued improvements to real estate	$6,938	$—	$1,666
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of December 31, 2015, the Company owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and one real estate loan receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2015, the Company had redeemed 24,048,952 shares sold in the Offering for $235.4 million.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the year ended December 31, 2015, the Company sold one office property.  As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Additionally, as of December 31, 2015, the Company reclassified two properties that were previously classified as held for sale to held for investment. During the year ended December 31, 2015, the Company elected to early adopt ASU No. 2015-03 (defined below). As a result, the Company has reclassified debt issuance costs associated with a debt liability from prepaid expenses and other assets to notes payable, net on the consolidated balance sheets for all periods presented.
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
Real Estate Loans Receivable
Interest income on the Company’s real estate loan receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company will place a loan on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reserve for any unpaid accrued interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. The Company will resume the accrual of interest if it determines the collection of interest, according to the contractual terms of the loan, is probable.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
December 31, 2015

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
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, the Company records the operating results as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2015 and 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
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
As of December 31, 2015, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the years ended December 31, 2015, 2014 and 2013. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
December 31, 2015

Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2015. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
December 31, 2015

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
Redeemable Common Stock
The Company has a share redemption program pursuant to which stockholders may sell their shares to the Company only in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “special redemptions”). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in the share redemption program document, including:

•
During each calendar year, special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The dollar limitation for calendar year 2015 was $10.0 million. On December 8, 2015, the Company’s board of directors approved the dollar amount limitation for special redemptions for calendar year 2016 of $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

If the Company cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the Company’s share redemption program, then it will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in the Company’s currently effective, or its most recently effective, registration statement as such registration statement has been amended or supplemented, then the Company would redeem all of such stockholder’s shares.
Pursuant to the share redemption program, redemptions made in connection with special redemptions are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. The Company does not currently expect to have funds available for ordinary redemptions in the future.
On December 4, 2014, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $5.86 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2014. The change in the redemption price became effective for the December 2014 redemption date, which was December 31, 2014.
On December 8, 2015, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $5.62 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2015. The change in the redemption price became effective for the December 2015 redemption date, which was December 31, 2015, and will be effective until the estimated value per share is updated.
The estimated value per share was based upon the recommendation and valuation prepared by the Advisor and was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of the Company’s common stock and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of the Company’s assets less the fair value of the Company’s liabilities according to GAAP, nor does it represent a liquidation value of the Company’s assets and liabilities or the price at which the Company’s shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that the Company is externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of the Company’s debt obligations or termination of related swap agreements prior to expiration or the impact of restrictions on the assumption of debt.
The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to fluctuations in the real estate and finance markets. The Company currently expects to utilize the Advisor and/or an independent valuation firm to update the estimated value per share no later than December 2016.
The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders, provided that the Company may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to stockholders. The Company may provide this notice by (a) including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) a separate mailing to its stockholders.
The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. Pursuant to the share redemption program, effective for redemptions on or after June 18, 2014, the maximum amount redeemable under the Company’s share redemption program is limited to an annual dollar amount determined by Company’s board of directors, as described above. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the amounts available for future redemptions in future periods as redeemable common stock in the accompanying consolidated balance sheets.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
For the year ended December 31, 2015, the Company redeemed 1,005,418 shares sold in the Offering for $5.8 million, which represented all redemption requests received in good order and eligible for redemption as special redemptions under the share redemption program through the December 2015 redemption date.
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
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, accounting software and cybersecurity costs. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
December 31, 2015

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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2015, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.
Disposition Fee
For substantial assistance in connection with the sale of properties or other investments, the Company pays the Advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may the disposition fees paid to Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, returns for the calendar years 2011 through 2014 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2015, 2014 and 2013, respectively.
Distributions declared per common share were $0.293 in the aggregate for the year ended December 31, 2015. Distributions per common share were based on a monthly record date for each month during the period commencing January 2015 through December 2015.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Distributions declared per common share were $5.066 in the aggregate for the year ended December 31, 2014. Distributions declared per common share were based on daily record dates for each day during the period commencing January 1, 2014 through August 31, 2014. Distributions declared per common share assumes each share was issued and outstanding each day during this period. For each day that was a record date for distributions during this period, distributions were calculated at a rate of $0.00178082 per share per day. For the period from September 2014 through December 2014, the Company’s board of directors declared monthly distributions based on a monthly record date for the months of September 2014 through December 2014. Additionally, the Company’s board of directors declared special distributions in the amounts of $3.75, $0.30 and $0.45 per share on the outstanding shares of the Company’s common stock on July 8, 2014, August 5, 2014 and August 29, 2014, respectively, for an aggregate amount of $4.50 per share of common stock, all to stockholders of record as of the close of business on September 15, 2014.
Distributions declared per common share were $0.704 for the year ended December 31, 2013. Distributions declared per common share assumes each share was issued and outstanding each day during the year ended December 31, 2013. For each day that was record date for distributions during the year ended December 31, 2013, distributions were based on a daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through December 31, 2013 was a record date for distributions. Additionally, the Company’s board of directors declared a distribution in the amount of $0.05416667 per share of common stock to stockholders of record as of the close of business on February 4, 2013.
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
December 31, 2015

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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”). The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”), which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. The Company elected to early adopt ASU No. 2015-03 for the reporting period ending December 31, 2015.  As a result of adoption of ASU No. 2015-03, the Company reclassified debt issuance costs associated with a debt liability from prepaid expenses and other assets to notes payable, net on the accompanying consolidated balance sheets.  All periods presented have been retroactively adjusted.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU No. 2016-01 to have a significant impact on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 changes the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

3.	REAL ESTATE
As of December 31, 2015, the Company’s portfolio of real estate was composed of ten office properties, one office/flex property and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 5.2 million rentable square feet. As of December 31, 2015, the Company’s real estate portfolio was 87% occupied. The following table summarizes the Company’s real estate portfolio as of December 31, 2015 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$135,926	$(1,634)	$134,292
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	153,139	(4,884)	148,255
350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,668	(7,927)	28,741
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	97,724	(13,639)	84,085
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	73,229	(3,409)	69,820
Horizon Tech Center	06/17/2010	San Diego	CA	Office	28,377	(735)	27,642
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	186,430	(6,784)	179,646
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	31,301	(5,485)	25,816
Granite Tower	12/16/2010	Denver	CO	Office	155,175	(31,651)	123,524
Gateway Corporate Center	01/26/2011	Sacramento	CA	Office	45,114	(9,130)	35,984
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	(6,840)	112,544
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	229,295	(21,342)	207,953
					$1,291,762	$(113,460)	$1,178,302
_____________________
(1) Amounts presented are net of impairment charges.
As of December 31, 2015, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Corporate Technology Centre	San Jose, CA	610,083	$207,953	15.2%	$18,537	$30.38	100%
Union Bank Plaza	Los Angeles, CA	627,334	179,646	13.2%	22,677	39.48	92%
300-600 Campus Drive Buildings	Florham Park, NJ	578,366	148,255	10.9%	17,196	30.51	97%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2015, the leases had remaining terms, excluding options to extend, of up to 15.8 years with a weighted-average remaining term of 5.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.4 million and $2.5 million as of December 31, 2015 and 2014, respectively.
During the years ended December 31, 2015, 2014 and 2013, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $6.7 million, $5.8 million and $12.8 million, respectively. As of December 31, 2015 and 2014, the cumulative deferred rent balance was $54.6 million and $39.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $11.9 million and $4.0 million of unamortized lease incentives as of December 31, 2015 and 2014, respectively.
As of December 31, 2015, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2016	$127,820
2017	123,438
2018	117,116
2019	103,029
2020	97,895
Thereafter	354,275
$923,573
As of December 31, 2015, the Company had over 250 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	31	$30,185	22.2%
Computer System Design & Programming	9	22,250	16.4%
Legal Services	37	14,195	10.5%
Mining, Oil & Gas Extraction	4	13,985	10.3%
		$80,615	59.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of December 31, 2015. During the years ended December 31, 2015, 2014 and 2013, the Company recorded bad debt expense of $0.2 million, $0.3 million and $0.6 million, respectively. As of December 31, 2015, the Company had a bad debt expense reserve of approximately $0.3 million, which represented less than 1% of its annualized base rent.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

As of December 31, 2015, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2)(3)
Union Bank	Union Bank Plaza	Finance	408,260	9.0%	$16,742	12.3%	$41.01	9/30/2016 / 1/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2015 and does not take into account any tenant renewal or termination options.
(3) Of the 408,260 rentable square feet occupied by the tenant, a total of 33,602 rentable square feet will expire on September 30, 2016.
No other tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of December 31, 2015, the Company’s net investments in real estate in California and New Jersey represented 35.2% and 20.7% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
During the year ended December 31, 2015, the Company recorded impairment charges of $23.1 million, including an impairment charge of $18.6 million to write-down the carrying value of the 100 & 200 Campus Drive Buildings, an office property located in Florham Park, New Jersey, to its estimated fair value as a result of changes in cash flow estimates. The decrease in cash flow projections was primarily due to (i) the lack of demand in the Florham Park office rental market resulting in slower rent growth and longer lease up periods and (ii) an increase in projected vacancy related to a tenant occupying 199,024 rentable square feet, or approximately 34% of the 100 & 200 Campus Drive Buildings. This tenant’s lease expires in November 2016. The Company no longer expects the tenant to renew its lease. As a result, the Company revised its cash flow projections for longer lease up periods and additional tenant improvement costs and leasing concessions required to attract new tenants.
In addition, during the year ended December 31, 2015, the Company recorded impairment charges of $4.5 million with respect to two real estate properties that were reclassified from held for sale to held for investment. The impairment charge was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

During the year ended December 31, 2014, the Company recorded impairment charges of $15.6 million, including $10.6 million of impairments with respect to a real estate property held for investment and $3.9 million of impairments with respect to two real estate properties that were reclassified from held for sale to held for investment. The Company recognized an impairment charge during the year ended December 31, 2014 to reduce the carrying value of the Company’s investment in the 300-600 Campus Drive Buildings to its estimated fair value.  The impairment was caused by the Company revising its cash flow projections and the estimated hold period of the investment due to longer than estimated lease-up periods and lower projected rental rates. The impairment charge with respect to two real estate properties that were reclassified from held for sale to held for investment was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense and rental income (related to the amortization of above-market lease assets and below-market lease liabilities). See Note 6, “Real Estate Sales,” for information regarding the $1.1 million of impairments of real estate assets sold in 2014.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2015 and 2014, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2015	2014	2015	2014	2015	2014
Cost	$76,132	$109,378	$15,375	$17,281	$(20,436)	$(24,917)
Accumulated amortization	(31,020)	(49,302)	(7,779)	(7,010)	14,866	16,013
Net amount	$45,112	$60,076	$7,596	$10,271	$(5,570)	$(8,904)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Amortization	$(13,808)	$(24,236)	$(41,151)	$(2,722)	$(7,953)	$(9,673)	$3,402	$6,695	$7,424
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2015 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2016	$(11,498)	$(2,510)	$2,629
2017	(10,067)	(2,457)	1,587
2018	(6,955)	(1,978)	955
2019	(4,437)	(154)	178
2020	(4,214)	(154)	110
Thereafter	(7,941)	(343)	111
	$(45,112)	$(7,596)	$5,570
Weighted-Average Remaining Amortization Period	5.3 years	3.4 years	2.7 years

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

5.	REAL ESTATE LOANS RECEIVABLE
As of December 31, 2015 and 2014, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2015 (1)	Book Value as of December 31, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$14,201	$14,210	$14,353	7.5%	7.6%	08/01/2018
Summit I & II First Mortgage (4)
Reston, Virginia	01/17/2012	Office	Mortgage	—	—	58,587	(4)	(4)	(4)
				$14,201	$14,210	$72,940
_____________________
(1) Outstanding principal balance as of December 31, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2015. The contractual interest rate and annualized effective interest rate presented are as of December 31, 2015.
(4) On August 4, 2015, the borrower under the Summit I & II First Mortgage paid off the entire principal balance outstanding of $58.3 million plus a yield maintenance premium of $0.9 million and accrued interest of $0.4 million. The Summit I & II First Mortgage had an original maturity date of February 1, 2017. The Summit I & II First Mortgage bore interest at a fixed rate of 7.5%.
The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2015 (in thousands):

Real estate loans receivable - December 31, 2014	$72,940
Principal repayments received on real estate loans receivable	(435)
Payoff of real estate loan receivable	(58,272)
Amortization of closing costs and origination fees on real estate loans receivable	(23)
Real estate loans receivable - December 31, 2015	$14,210
For the years ended December 31, 2015, 2014 and 2013, interest income from real estate loans receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Contractual interest income	$3,701	$7,721	$26,850
Prepayment fee received on real estate loan receivable	874	4,917	—
Accretion of purchase discounts	—	—	4,075
Amortization of closing costs and origination fees	(23)	104	(486)
Interest income from real estate loans receivable	$4,552	$12,742	$30,439
As of December 31, 2015 and 2014, interest receivable from real estate loans receivable was $0 and $0.5 million, respectively, and was included in rents and other receivables.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
During the year ended December 31, 2015, the Company disposed of one office property. During the year ended December 31, 2014, the Company disposed of nine office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property. The results of operations for the properties sold during the years ended December 31, 2015 and 2014 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the years ended December 31, 2015 and 2014, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues
Rental income	$2,041	$75,220	$122,411
Tenant reimbursements	(175)	26,746	45,337
Other operating income	125	2,844	3,851
Total revenues	1,991	104,810	171,599
Expenses
Operating, maintenance, and management	502	23,414	34,992
Real estate taxes and insurance	218	17,406	29,113
Asset management fees to affiliate	108	6,496	10,653
General and administrative expenses	8	87	15
Depreciation and amortization	—	21,663	57,800
Interest expense	411	33,902	30,043
Impairment charge on real estate	—	1,075	—
Total expenses	$1,247	$104,043	$162,616
During the year ended December 31, 2014, the Company recorded an impairment charge of $1.1 million related to a real estate property that was sold. The impairment charge represents the difference between the carrying value of the real estate and the fair value of the real estate (based on a purchase and sale agreement which the Company had entered into) less costs to sell.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2014 (in thousands). No real estate properties were held for sale as of December 31, 2015:

December 31, 2014
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charge	$116,264
Accumulated depreciation and amortization	(22,582)
Real estate held for sale, net	93,682
Other assets	4,159
Total assets related to real estate held for sale	$97,841
Liabilities related to real estate held for sale
Total notes payable, net	63,523
Other liabilities	3,024
Total liabilities related to real estate held for sale	$66,547

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

7.	NOTES PAYABLE
As of December 31, 2015 and 2014, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2015	Book Value as of December 31, 2014	Contractual Interest Rate as of December 31, 2015 (1)	Effective Interest Rate as of December 31, 2015 (1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$75,438	$75,438	One-month LIBOR + 1.80%	3.1%	Interest Only	06/21/2017
Union Bank Plaza Mortgage Loan (4)	105,000	105,000	One-month LIBOR + 1.65%	1.9%	Interest Only	09/15/2016
Portfolio Mortgage Loan #1 (5)	95,033	184,733	One-month LIBOR + 2.15%	3.5%	Interest Only	01/27/2016
Portfolio Mortgage Loan #3 (6)	54,000	107,640	One-month LIBOR + 1.75% - 1.85%	2.5%	Interest Only	03/01/2016
Corporate Technology Centre Mortgage Loan (7)	140,000	140,000	3.50%	3.5%	(7)	04/01/2020
300-600 Campus Drive Revolving Loan (8)	78,000	78,000	One-month LIBOR + 2.05%	2.9%	Interest Only	08/01/2016
Emerald View at Vista Center Mortgage Loan (9)	—	19,800	One-month LIBOR + 2.25%	(9)	(9)	(9)
Fountainhead Plaza Mortgage Loan (10)	—	80,000	One-month LIBOR + 1.90%	(10)	(10)	(10)
Total notes payable principal outstanding	$547,471	$790,611
Deferred financing costs, net	(1,394)	(3,193)
Total notes payable, net	$546,077	$787,418
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2015. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2015 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of December 31, 2015, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2015; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) As of December 31, 2015, the Amended and Restated Portfolio Revolving Loan Facility was secured by 350 E. Plumeria Building and Pierre Laclede Center.
(4) As of December 31, 2015, $105.0 million of the Union Bank Plaza Mortgage Loan had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) As of December 31, 2015, Portfolio Mortgage Loan #1 was secured by Horizon Tech Center, Granite Tower and Gateway Corporate Center. On February 13, 2015, in connection with the disposition of National City Tower, the Company repaid $89.7 million of principal due under this loan and National City Tower was released as security from Portfolio Mortgage Loan #1. Subsequent to December 31, 2015, the maturity date of Portfolio Mortgage Loan #3 was extended to July 27, 2016.
(6) On December 15, 2015, the Company repaid $53.6 million of the outstanding principal balance under Portfolio Mortgage Loan #3 and reduced the borrowing capacity from $107.6 million to $70.0 million. As of December 31, 2015, the principal balance consisted of the $54.0 million non-revolving portion. The revolving portion of $16.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of December 31, 2015, Portfolio Mortgage Loan #3 was secured by the 100 & 200 Campus Drive Buildings and Willow Oaks Corporate Center. Subsequent to December 31, 2015, the maturity date of Portfolio Mortgage Loan #3 was extended to March 1, 2017.
(7) Monthly payments are initially interest-only. Beginning on May 1, 2017, monthly payments for the Corporate Technology Centre Mortgage Loan will include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(8) As of December 31, 2015, the principal balance of the 300-600 Campus Drive Revolving Loan consisted of $78.0 million of the non-revolving portion. The remaining non-revolving portion of $17.0 million and the revolving portion of $25.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(9) On December 16, 2015, the Company repaid the entire outstanding principal balance due and all other sums due under this loan.
(10) On December 1, 2015, the Company repaid the entire outstanding principal balance due and all other sums due under this loan.
During the years ended December 31, 2015, 2014 and 2013, the Company incurred $22.1 million, $62.9 million and $65.7 million of interest expense, respectively. As of December 31, 2015 and 2014, $1.5 million and $2.2 million, respectively, of interest expense were payable. Included in interest expense for the years ended December 31, 2015, 2014 and 2013 were $2.0 million, $4.7 million and $3.3 million of amortization of deferred financing costs, respectively. Also included in interest expense for the year ended December 31, 2014 were $14.9 million of prepayment penalties. Interest expense incurred as a result of the Company’s interest rate swap agreements were $3.3 million, $11.5 million and $10.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2015 (in thousands):

2016	$332,033
2017	77,218
2018	2,750
2019	2,848
2020	132,622
$547,471
Certain of the Company’s notes payable contain financial debt covenants. As of December 31, 2015, the Company was in compliance with these debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2015 and 2014. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2015		December 31, 2014			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2015
Interest Rate Swaps (1)	5	$265,488	11	$596,575	One-month LIBOR/ Fixed at 0.71% - 2.16%	1.23%	0.9
_____________________
(1) During the year ended December 31, 2015, the Company terminated four interest rate swap agreements and paid an aggregate breakage fee of $0.2 million. Also, two of the Company’s interest rate swaps expired during the year ended December 31, 2015. As of December 31, 2015 and 2014, none of the Company’s interest rate swaps were designated as cash flow hedges.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2015 and 2014 (dollars in thousands):

		December 31, 2015		December 31, 2014
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	2	$19	2	$122
Interest Rate Swaps	Other liabilities, at fair value	3	$(658)	9	$(4,749)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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

	For the Years Ended December 31,
	2015	2014	2013
Derivatives designated as hedging instruments (1)
Amount of loss recognized on interest rate swaps (effective portion)	$1,577	$7,106	$9,551
Unrealized losses due to hedge ineffectiveness	—	3,207	—
Reclassification of realized losses related to swap terminations	—	521	856
	1,577	10,834	10,407
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	3,980	763	—
Unrealized gain on interest rate swaps	(2,410)	(218)	—
Losses related to swap terminations	179	130	—
	1,749	675	—
Increase in interest expense as a result of derivatives	$3,326	$11,509	$10,407
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
December 31, 2015

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of December 31, 2015 and 2014, which carrying amounts do not generally approximate the fair values (in thousands):

	December 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$14,201	$14,210	$14,574	$72,908	$72,940	$73,414
Financial liabilities:
Notes payable	$547,471	$546,077	$549,129	$790,611	$787,418	$794,439

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. Low levels of transaction volume for certain financial instruments has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
During the year ended December 31, 2015, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$19	$—	$19	$—
Liability derivatives	(658)	—	(658)	—
During the year ended December 31, 2015, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$140,747	$—	$—	$140,747
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the year, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the year ended December 31, 2015, one of the Company’s real estate properties was measured at estimated fair value as this property was impaired and the carrying value was adjusted as a result of changes in cash flow estimates. See Note 3, “Real Estate — Impairment of Real Estate.”

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
December 31, 2015

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
During the years ended December 31, 2015, 2014 and 2013, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2015, 2014 and 2013, respectively, and any related amounts payable as of December 31, 2015 and 2014 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2015	2014	2013	2015	2014
Expensed
Asset management fees	$12,082	$18,641	$23,524	$—	$—
Reimbursement of operating expenses (1)	197	256	168	49	38
Acquisition fees	—	—	1,797	—	—
Disposition fees (2)	1,239	16,201	1,143	—	—
	$13,518	$35,098	$26,632	$49	$38
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $157,000, $142,000 and $145,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2015, 2014 and 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
December 31, 2015

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The following tables summarize total revenues and NOI for each reportable segment for the years ended December 31, 2015, 2014 and 2013 and total assets and total liabilities for each reportable segment as of December 31, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Real estate segment (1)	$160,743	$265,705	$330,195
Real estate-related segment	4,552	12,742	30,439
Total segment revenues	165,295	278,447	360,634
Corporate-level	—	953	—
Total revenues	$165,295	$279,400	$360,634

Interest Expense:
Real estate segment (1)	$22,115	$61,951	$60,754
Real estate-related segment	—	993	4,421
Total segment interest expense	22,115	62,944	65,175
Corporate-level	—	—	512
Total interest expense	$22,115	$62,944	$65,687

NOI:
Real estate segment (1)	$82,043	$108,663	$152,905
Real estate-related segment	4,540	11,698	25,971
Total segment NOI	86,583	120,361	178,876
Corporate-level	—	940	—
Total NOI	$86,583	$121,301	$178,876

	As of December 31,
	2015	2014
Assets:
Real estate segment	$1,289,290	$1,314,927
Real estate-related segment	14,764	73,457
Total segment assets	1,304,054	1,388,384
Real estate held for sale	—	97,841
Corporate-level (2)	60,476	168,098
Total assets	$1,364,530	$1,654,323
Liabilities:
Real estate segment	$591,260	$771,109
Real estate-related segment	6	2
Total segment liabilities	591,266	771,111
Real estate held for sale	—	66,547
Corporate-level (3)	5,334	7,138
Total liabilities	$596,600	$844,796
_____________________
(1) Amounts include properties sold. See Note 6, “Real Estate Sales” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $60.2 million and $167.8 million as of December 31, 2015 and 2014, respectively.
(3) As of December 31, 2015 and 2014, corporate-level liabilities consisted primarily of distributions payable.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The following table reconciles the Company’s net income to its NOI for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income	$18,377	$445,507	$55,779
Gain on sales of real estate, net	(27,421)	(441,640)	—
Loss on sale of marketable securities	—	331	—
Other interest income	(293)	(209)	(46)
Gain on payoff or sale of real estate loan receivable	—	—	(29,073)
Asset management fees to affiliate	12,082	18,641	23,524
Real estate acquisition fees to affiliates	—	—	1,797
Real estate acquisition fees and expenses	—	—	623
General and administrative expenses	4,485	5,082	4,982
Depreciation and amortization	56,271	77,988	120,778
Impairment charge on real estate	23,082	15,601	—
Corporate-level interest expense	—	—	512
NOI	$86,583	$121,301	$178,876

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$43,930	$41,203	$41,013	$39,149
Net income (loss)	27,532	3,479	(15,743)	3,109
Net income (loss) per common share, basic and diluted	0.14	0.02	(0.08)	0.02
Distributions declared per common share	0.072	0.073	0.074	0.074

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$92,455	$82,716	$55,594	$48,635
Net income	10,428	59,719	308,131	67,229
Net income per common share, basic and diluted	0.05	0.31	1.61	0.36
Distributions declared per common share	0.160	0.162	4.644	0.100

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

13.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2015.
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
Distributions Paid
On January 4, 2016, the Company paid distributions of $4.7 million, which related to distributions declared for December 2015 in the amount of $0.02488493 per share of common stock to stockholders of record as of the close of business on December 21, 2015. On February 1, 2016, the Company paid distributions of $4.5 million, which related to distributions declared for January 2016 in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on January 26, 2016. On March 1, 2016, the Company paid distributions of $4.2 million, which related to distributions declared for February 2016 in the amount of $0.02226503 per share of common stock to stockholders of record as of the close of business on February 19, 2016.
Distributions Declared
On March 11, 2016, the Company’s board of directors declared a March 2016 distribution in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on March 21, 2016, which the Company expects to pay in April 2016, and an April 2016 distribution in the amount of $0.02303279 per share of common stock to stockholders of record as of the close of business on April 20, 2016, which the Company expects to pay in May 2016.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
100 & 200 Campus Drive Buildings	Florham Park, NJ	100%	(4)	$10,700	$188,509	$199,209	$(63,283)	$9,461	$126,465	$135,926	$(1,634)	1988/1989	09/09/2008
300-600 Campus Drive Buildings	Florham Park, NJ	100%	78,000	9,717	185,445	195,162	(42,023)	9,121	144,018	153,139	(4,884)	1997/1999	10/10/2008
350 E. Plumeria Building	San Jose, CA	100%	(5)	11,290	24,819	36,109	559	11,290	25,378	36,668	(7,927)	1984/2008	12/18/2008
Willow Oaks Corporate Center	Fairfax, VA	100%	(4)	25,300	87,802	113,102	(15,378)	25,300	72,424	97,724	(13,639)	1986/1989/2003	08/26/2009
Pierre Laclede Center	Clayton, MO	100%	(5)	15,200	61,507	76,707	(3,478)	15,200	58,029	73,229	(3,409)	1964/1970	02/04/2010
Horizon Tech Center	San Diego, CA	100%	(6)	7,900	29,237	37,137	(8,760)	7,900	20,477	28,377	(735)	2009	06/17/2010
Union Bank Plaza	Los Angeles, CA	100%	105,000	24,000	190,232	214,232	(27,802)	24,000	162,430	186,430	(6,784)	1967	09/15/2010
Emerald View at Vista Center	West Palm Beach, FL	100%	—	5,300	28,455	33,755	(2,454)	5,300	26,001	31,301	(5,485)	2007	12/09/2010
Granite Tower	Denver, CO	100%	(6)	8,850	141,438	150,288	4,887	8,850	146,325	155,175	(31,651)	1983	12/16/2010
Gateway Corporate Center	Sacramento, CA	100%	(6)	6,380	38,946	45,326	(212)	6,380	38,734	45,114	(9,130)	2008/2009	01/26/2011
Fountainhead Plaza	Tempe, AZ	100%	—	12,300	123,700	136,000	(16,616)	12,300	107,084	119,384	(6,840)	2011	09/13/2011
Corporate Technology Centre	San Jose, CA	100%	140,000	71,160	159,712	230,872	(1,577)	71,160	158,135	229,295	(21,342)	1999/2001	3/28/2013
		TOTAL		$208,097	$1,259,802	$1,467,899	$(176,137)	$206,262	$1,085,500	$1,291,762	$(113,460)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of impairments and write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $1.6 billion as of December 31, 2015.
(4) These properties are security for the Portfolio Mortgage Loan #3, which had an outstanding principal balance of $54.0 million as of December 31, 2015.
(5) These properties are security for the Amended and Restated Portfolio Revolving Loan Facility, which had an outstanding principal balance of $75.4 million as of December 31, 2015.
(6) These properties are security for the Portfolio Mortgage Loan #1, which had an outstanding principal balance of $95.0 million as of December 31, 2015.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(in thousands)

	2015	2014	2013
Real Estate
Balance at the beginning of the year	$1,507,291	$2,798,082	$2,562,193
Acquisitions	—	—	230,872
Improvements	30,440	34,692	30,607
Write-off of fully depreciated and fully amortized assets	(15,670)	(29,280)	(25,590)
Impairments	(114,128)	(73,963)	—
Sales	(116,171)	(1,222,240)	—
Balance at the end of the year	$1,291,762	$1,507,291	$2,798,082

Accumulated depreciation and amortization
Balance at the beginning of the year	$190,624	$362,822	$270,538
Depreciation and amortization expense	53,429	75,292	117,874
Write-off of fully depreciated and fully amortized assets	(15,670)	(29,280)	(25,590)
Impairments	(92,341)	(59,560)	—
Sales	(22,582)	(158,650)	—
Balance at the end of the year	$113,460	$190,624	$362,822

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 16, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 16, 2016
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 16, 2016
Jeffrey K. Waldvogel
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 16, 2016
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 16, 2016
Stacie K. Yamane
/s/ HANK ADLER	Director	March 16, 2016
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 16, 2016
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 16, 2016
Stuart A. Gabriel, Ph.D.