Form 10-Q
period 2016-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2016-05-09
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐  No  ☒
As of May 4, 2016, there were 189,199,238 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Real estate:
Land	$206,262	$206,262
Buildings and improvements	1,020,163	1,009,368
Tenant origination and absorption costs	74,433	76,132
Total real estate, cost	1,300,858	1,291,762
Less accumulated depreciation and amortization	(124,641)	(113,460)
Total real estate, net	1,176,217	1,178,302
Real estate loan receivable, net	14,174	14,210
Total real estate and real estate-related investments, net	1,190,391	1,192,512
Cash and cash equivalents	59,476	72,687
Rents and other receivables, net	60,960	58,109
Above-market leases, net	6,968	7,596
Due from affiliate	181	—
Prepaid expenses and other assets	36,971	33,626
Total assets	$1,354,947	$1,364,530
Liabilities and stockholders’ equity
Notes payable, net	$546,276	$546,077
Accounts payable and accrued liabilities	32,638	30,329
Due to affiliate	40	49
Distributions payable	4,507	4,725
Below-market leases, net	4,534	5,570
Other liabilities	10,987	9,850
Total liabilities	598,982	596,600
Commitments and contingencies (Note 11)
Redeemable common stock	8,316	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 189,256,628 and 189,556,185 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,892	1,895
Additional paid-in capital	1,684,209	1,684,206
Cumulative distributions in excess of net income	(938,426)	(928,111)
Accumulated other comprehensive loss	(26)	(60)
Total stockholders’ equity	747,649	757,930
Total liabilities and stockholders’ equity	$1,354,947	$1,364,530
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$34,997	$36,824
Tenant reimbursements	3,999	3,892
Interest income from real estate loans receivable	268	1,362
Other operating income	1,730	1,852
Total revenues	40,994	43,930
Expenses:
Operating, maintenance, and management	8,734	10,151
Real estate taxes and insurance	5,072	5,221
Asset management fees to affiliate	2,956	3,086
General and administrative expenses	1,962	1,123
Depreciation and amortization	14,892	12,939
Interest expense	4,474	6,847
Impairment charge on real estate	—	4,486
Total expenses	38,090	43,853
Other income:
Other interest income	16	48
Gain on sales of real estate, net	—	27,407
Total other income	16	27,455
Net income	$2,920	$27,532
Net income per common share, basic and diluted	$0.02	$0.14
Weighted-average number of common shares outstanding, basic and diluted	189,437,758	190,529,659
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$2,920	$27,532
Other comprehensive income:
Reclassification of realized losses recognized on interest rate swaps (effective portion)	34	692
Total other comprehensive income	34	692
Total comprehensive income	$2,954	$28,224
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2015 and the Three Months Ended March 31, 2016 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	190,561,603	$1,905	$1,690,010	$(890,751)	$(1,637)	$799,527
Net income	—	—	—	18,377	—	18,377
Other comprehensive income	—	—	—	—	1,577	1,577
Redemptions of common stock	(1,005,418)	(10)	(5,804)	—	—	(5,814)
Distributions declared	—	—	—	(55,737)	—	(55,737)
Balance, December 31, 2015	189,556,185	$1,895	$1,684,206	$(928,111)	$(60)	$757,930
Net income	—	—	—	2,920	—	2,920
Other comprehensive income	—	—	—	—	34	34
Redemptions of common stock	(299,557)	(3)	(1,681)	—	—	(1,684)
Transfers from redeemable common stock	—	—	1,684	—	—	1,684
Distributions declared	—	—	—	(13,235)	—	(13,235)
Balance, March 31, 2016	189,256,628	$1,892	$1,684,209	$(938,426)	$(26)	$747,649
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$2,920	$27,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,892	12,939
Impairment charge on real estate	—	4,486
Noncash interest income on real estate-related investments	1	3
Deferred rent	(1,325)	(1,871)
Bad debt expense	42	210
Amortization of above- and below-market leases, net	(408)	(391)
Amortization of deferred financing costs	369	642
Unrealized losses (gains) on derivative instruments	196	(31)
Gain on sales of real estate, net	—	(27,407)
Changes in operating assets and liabilities:
Rents and other receivables	(2,927)	(403)
Prepaid expenses and other assets	(3,393)	(10,728)
Accounts payable and accrued liabilities	1,066	407
Due from affiliates	(181)	—
Due to affiliates	(9)	7
Other liabilities	994	496
Net cash provided by operating activities	12,237	5,891
Cash Flows from Investing Activities:
Proceeds from sale of real estate	—	121,923
Improvements to real estate	(10,176)	(5,245)
Principal repayments on real estate loans receivable	35	171
Net cash (used in) provided by investing activities	(10,141)	116,849
Cash Flows from Financing Activities:
Principal payments on notes payable	—	(89,700)
Payments of deferred financing costs	(170)	(10)
Payments to redeem common stock	(1,684)	(682)
Distributions paid to common stockholders	(13,453)	(15,479)
Net cash used in financing activities	(15,307)	(105,871)
Net (decrease) increase in cash and cash equivalents	(13,211)	16,869
Cash and cash equivalents, beginning of period	72,687	179,021
Cash and cash equivalents, end of period	$59,476	$195,890
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,044	$6,299
Supplemental Disclosure of Noncash Transactions:
Increase in accrued improvements to real estate	$1,706	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of March 31, 2016, the Company owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and one real estate loan receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of March 31, 2016, the Company had redeemed 24,348,509 shares sold in the Offering for $237.0 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2016 and 2015, respectively.
Distributions declared per common share were $0.070 and $0.072 in the aggregate for the three months ended March 31, 2016 and 2015, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the period commencing January 2016 through March 2016 and January 2015 through March 2015.
Segments
The Company invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of March 31, 2016, the Company aggregated its investments in real estate properties into one reportable business segment. The Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable does not constitute a reportable segment. Prior to the reporting period commencing on January 1, 2016, the Company had identified two reportable business segments based on its investment types: real estate and real estate-related. However, based on the Company’s current investment portfolio, the Company does not believe that its investment in a real estate-related investment is a reportable segment.
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
March 31, 2016
(unaudited)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

3.	REAL ESTATE
As of March 31, 2016, the Company’s portfolio of real estate was composed of ten office properties, one office/flex property and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 5.2 million rentable square feet. As of March 31, 2016, the Company’s real estate portfolio was 89% occupied. The following table summarizes the Company’s real estate portfolio as of March 31, 2016 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$136,762	$(2,917)	$133,845
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	154,529	(6,184)	148,345
350 E. Plumeria Building	12/18/2008	San Jose	CA	Office/Flex	36,717	(8,220)	28,497
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	103,209	(14,440)	88,769
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	74,329	(4,288)	70,041
Horizon Tech Center	06/17/2010	San Diego	CA	Office	29,533	(884)	28,649
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	186,631	(8,879)	177,752
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	30,713	(5,087)	25,626
Granite Tower	12/16/2010	Denver	CO	Office	155,317	(33,378)	121,939
Gateway Corporate Center	01/26/2011	Sacramento	CA	Office	44,439	(8,874)	35,565
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	(8,207)	111,177
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	229,295	(23,283)	206,012
					$1,300,858	$(124,641)	$1,176,217
_____________________
(1) Amounts presented are net of impairment charges.
As of March 31, 2016, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Corporate Technology Centre	San Jose, CA	610,083	$206,012	15.2%	$18,537	$30.38	100%
Union Bank Plaza	Los Angeles, CA	627,334	177,752	13.1%	22,947	39.85	92%
300-600 Campus Drive Buildings	Florham Park, NJ	578,402	148,345	10.9%	17,480	30.69	98%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2016, the leases had remaining terms, excluding options to extend, of up to 15.6 years with a weighted-average remaining term of 5.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.4 million and $2.4 million as of March 31, 2016 and December 31, 2015, respectively.
During the three months ended March 31, 2016 and 2015, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $1.3 million and $1.9 million, respectively. As of March 31, 2016 and December 31, 2015, the cumulative deferred rent balance was $57.5 million and $54.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $12.8 million and $11.9 million of unamortized lease incentives as of March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

April 1, 2016 through December 31, 2016	$94,313
2017	123,551
2018	116,952
2019	102,850
2020	97,701
Thereafter	357,243
$892,610
As of March 31, 2016, the Company had over 250 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	31	$30,258	21.9%
Computer System Design & Programming	11	23,003	16.6%
Mining, Oil & Gas Extraction	5	16,920	12.2%
Legal Services	36	14,463	10.5%
		$84,644	61.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of March 31, 2016. During the three months ended March 31, 2016 and 2015, the Company recorded bad debt expense of $42,000 and $0.2 million, respectively. As of March 31, 2016, the Company had a bad debt expense reserve of approximately $0.3 million, which represented less than 1% of its annualized base rent.
As of March 31, 2016, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2) (3)
Union Bank	Union Bank Plaza	Finance	408,260	8.8%	$16,804	12.1%	$41.16	09/30/2016 / 04/30/2017 / 01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of March 31, 2016 and does not take into account any tenant renewal or termination options.
(3) Of the 408,260 rentable square feet occupied by the tenant, a total of 33,602 rentable square feet will expire on September 30, 2016 and 31,946 rentable square feet will expire on April 30, 2017.
No other tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of March 31, 2016, the Company’s net investments in real estate in California and New Jersey represented 35.2% and 20.8% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
During the three months ended March 31, 2015, the Company recorded impairment charges of $4.5 million with respect to two real estate properties that were reclassified from held for sale to held for investment. The impairment charges were recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Cost	$74,433	$76,132	$15,347	$15,375	$(16,143)	$(20,436)
Accumulated amortization	(32,758)	(31,020)	(8,379)	(7,779)	11,609	14,866
Net amount	$41,675	$45,112	$6,968	$7,596	$(4,534)	$(5,570)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Amortization	$(3,437)	$(3,633)	$(628)	$(748)	$1,036	$1,139

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2016 and December 31, 2015, the Company, through an indirect wholly owned subsidiary, had originated the following real estate loan receivable (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2016 (1)	Book Value as of March 31, 2016 (2)	Book Value as of December 31, 2015 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$14,166	$14,174	$14,210	7.5%	7.6%	08/01/2018
_____________________
(1) Outstanding principal balance as of March 31, 2016 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2016. The contractual interest rate and annualized effective interest rate presented are as of March 31, 2016.
The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2016 (in thousands):

Real estate loan receivable - December 31, 2015	$14,210
Principal repayments received on the real estate loan receivable	(35)
Amortization of closing costs and origination fees on the real estate loan receivable	(1)
Real estate loan receivable - March 31, 2016	$14,174
For the three months ended March 31, 2016 and 2015, interest income from real estate loan receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Contractual interest income	$269	$1,365
Amortization of closing costs and origination fees	(1)	(3)
Interest income from real estate loans receivable	$268	$1,362
As of March 31, 2016 and December 31, 2015, the borrower under the Company’s real estate loan receivable was current on its debt obligations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
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
During the year ended December 31, 2015, the Company disposed of one office property. The results of operations for the property sold during the year ended December 31, 2015 are included in continuing operations on the Company’s consolidated statements of operations. As of March 31, 2016, the Company did not have any real estate properties held for sale. The following table summarizes certain revenue and expenses related to the Company’s real estate property that was sold during the year ended December 31, 2015, which were included in continuing operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues
Rental income	$—	$1,835
Tenant reimbursements	—	160
Other operating income	—	127
Total revenues	—	2,122
Expenses
Operating, maintenance, and management	—	624
Real estate taxes and insurance	—	196
Asset management fees to affiliate	—	108
Interest expense	—	411
Total expenses	$—	$1,339

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

7.	NOTES PAYABLE
As of March 31, 2016 and December 31, 2015, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of March 31, 2016(1)	Effective Interest Rate as of March 31, 2016(1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$75,438	$75,438	One-month LIBOR + 1.80%	3.1%	Interest Only	06/21/2017
Union Bank Plaza Mortgage Loan (4)	105,000	105,000	One-month LIBOR + 1.65%	2.1%	Interest Only	09/15/2016
Portfolio Mortgage Loan #1 (5)	95,033	95,033	One-month LIBOR + 2.15%	2.6%	Interest Only	07/27/2016
Portfolio Mortgage Loan #3 (6)	54,000	54,000	One-month LIBOR + 1.75% - 1.85%	2.5%	Interest Only	03/01/2017
Corporate Technology Centre Mortgage Loan (7)	140,000	140,000	3.50%	3.5%	(7)	04/01/2020
300-600 Campus Drive Revolving Loan (8)	78,000	78,000	One-month LIBOR + 2.05%	2.9%	Interest Only	08/01/2016
Total notes payable principal outstanding	$547,471	$547,471
Deferred financing costs, net	(1,195)	(1,394)
Total notes payable, net	$546,276	$546,077
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2016. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of March 31, 2016, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) As of March 31, 2016, the Amended and Restated Portfolio Revolving Loan Facility was secured by the 350 E. Plumeria Building and Pierre Laclede Center.
(4) As of March 31, 2016, $105.0 million of the Union Bank Plaza Mortgage Loan had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) As of March 31, 2016, Portfolio Mortgage Loan #1 was secured by Horizon Tech Center, Granite Tower and Gateway Corporate Center.
(6) As of March 31, 2016, the principal balance under Portfolio Mortgage Loan #3 consisted of the $54.0 million non-revolving portion. The revolving portion of $16.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of March 31, 2016, Portfolio Mortgage Loan #3 was secured by the 100 & 200 Campus Drive Buildings and Willow Oaks Corporate Center.
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
(8) As of March 31, 2016, the principal balance of the 300-600 Campus Drive Revolving Loan consisted of $78.0 million of the non-revolving portion. The remaining non-revolving portion of $17.0 million and the revolving portion of $25.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents.
During the three months ended March 31, 2016 and 2015, the Company incurred $4.5 million and $6.8 million of interest expense, respectively. As of March 31, 2016 and December 31, 2015, $1.3 million and $1.5 million, respectively, of interest expense were payable. Included in interest expense for the three months ended March 31, 2016 and 2015 were $0.4 million and $0.6 million of amortization of deferred financing costs, respectively. Interest expense incurred as a result of the Company’s interest rate swap agreements were $0.5 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2016 (in thousands):

April 1, 2016 through December 31, 2016	$278,033
2017	131,218
2018	2,750
2019	2,848
2020	132,622
$547,471
Certain of the Company’s notes payable contain financial debt covenants. As of March 31, 2016, the Company was in compliance with these debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2016 and December 31, 2015. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instruments	March 31, 2016		December 31, 2015		Reference Rate as of March 31, 2016	Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate Swaps (1)	4	$207,438	5	$265,488	One-month LIBOR/ Fixed at 0.71% - 1.30%	0.98%	0.9
_____________________
(1) During the three months ended March 31, 2016, one of the Company’s interest rate swaps expired. As of March 31, 2016 and December 31, 2015, none of the Company’s interest rate swaps were designated as cash flow hedges.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Derivative Instruments	Balance Sheet Location	March 31, 2016		December 31, 2015
		Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	—	$—	2	$19
Interest Rate Swaps	Other liabilities, at fair value	4	$(801)	3	$(658)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
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

	For the Three Months Ended March 31,
	2016	2015
Derivatives designated as hedging instruments (1)
Amount of loss recognized on interest rate swaps (effective portion)	$34	$692
	34	692
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	268	989
Unrealized losses (gains) on interest rate swaps	196	(31)
Losses related to swap terminations	2	170
	466	1,128
Increase in interest expense as a result of derivatives	$500	$1,820
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
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
March 31, 2016
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
Real estate loan receivable: The Company’s real estate loan receivable is presented in the accompanying consolidated balance sheets at its amortized cost net of recorded loan loss reserves (if applicable) and not at fair value. The fair value of the real estate loan receivable was estimated using an internal valuation model that considered the expected cash flows for the loan, underlying collateral value (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. The Company classifies these inputs as Level 3 inputs.
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of March 31, 2016 and December 31, 2015, which carrying amounts do not generally approximate the fair values (in thousands):

	March 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$14,166	$14,174	$14,587	$14,201	$14,210	$14,574
Financial liabilities:
Notes payable	$547,471	$546,276	$550,341	$547,471	$546,077	$549,129

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
During the three months ended March 31, 2016, the Company measured the following liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$801	$—	$801	$—

10.	RELATED PARTY TRANSACTIONS
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
During the three months ended March 31, 2016 and 2015, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2016 and 2015, respectively, and any related amounts payable as of March 31, 2016 and December 31, 2015 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2016	2015	2016	2015
Expensed
Asset management fees	$2,956	$3,086	$—	$—
Reimbursement of operating expenses (1)	69	45	40	49
Disposition fees (2)	—	1,239	—	—
	$3,025	$4,370	$40	$49
_____________________
(1) Reimbursable operating expenses primarily consist of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $49,000 and $34,000 for the three months ended March 31, 2016 and 2015, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2016 and 2015. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.  Disposition fees with respect to real estate loans receivable sold are included in the gain on payoff or sale of real estate loans receivable in the accompanying consolidated statements of operations.
As of March 31, 2016, the Company had $0.2 million due from the Advisor, which consisted of a $0.1 million property insurance rebate and $0.1 million in legal and professional fees reimbursable to the Company.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2016.
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
March 31, 2016
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2016, the Company paid distributions of $4.5 million, which related to distributions declared for March 2016 in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on March 21, 2016. On May 2, 2016, the Company paid distributions of $4.4 million, which related to distributions declared for April 2016 in the amount of $0.02303279 per share of common stock to stockholders of record as of the close of business on April 20, 2016.
Distributions Declared
On May 6, 2016, the Company’s board of directors declared a May 2016 distribution in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on May 20, 2016, which the Company expects to pay in June 2016, and a June 2016 distribution in the amount of $0.02303279 per share of common stock to stockholders of record as of the close of business on June 20, 2016, which the Company expects to pay in July 2016.

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

•
During the year ended December 31, 2015, we sold one office property and received the repayment of one of our real estate loans receivable, and during the year ended December 31, 2014, we sold 15 real estate properties and received the repayment of three of our real estate loans receivable. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased significantly as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

•
Although the Special Committee (defined below) has engaged a financial advisor to assist with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”).
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
As of March 31, 2016, we owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and one real estate loan receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of March 31, 2016, we had redeemed 24,348,509 shares sold in our offering for $237.0 million.
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
Current conditions in the global capital markets remain volatile. The International Monetary Fund, in its Global Financial Stability Report, states that the economic outlook has deteriorated in advanced economies because of heightened uncertainty and setbacks to growth and confidence. This situation is amplified in emerging economies, where oil and commodity prices, coupled with slower economic growth, have kept risk levels elevated. Dismal financial conditions in Europe and Japan, and continued outflows from emerging markets are some of the crucial risks leading to financial uncertainty and poor investor confidence. China, in particular, has been a source of uncertainty, as the economy is undergoing a complex transition towards a more sustainable growth model; one that is based on consumption and services.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the United States, economic growth has been relatively steady and low. The U.S. labor markets have been improving and are adding approximately 200,000 jobs each month. The unemployment rate is hovering around 5%. These positive signs are, however, offset somewhat by a lack of real income growth and a persistently low labor participation rate. The U.S. energy market has been struggling with the oversupply of oil and natural gas, which is a reversal of the trend that played an important role in the U.S. economic recovery following the 2008-2009 recession. Forward-looking economic indicators provided by the Federal Reserve are pointing to a continued slowing in gross domestic product in Q1 2016.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The Federal Reserve pursued an accommodative monetary policy that included cutting interest rates and implementing a quantitative easing (“QE”) program. In 2015, the U.S. economy continued strengthening, and the Federal Reserve ceased the QE program and raised the Target Funds rate by 25 basis points. Following this move, the U.S. economic indicators started to weaken, and the dollar traded off against most major world currencies.
In Europe and Japan, the central bank interventions into the local economies have continued. Asset purchases and stimulus programs in both regions have driven down interest rates and investment yields. Both regions now have unnaturally low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system remains unknown.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Slowing economic growth and poor corporate earnings have caused the markets to discount talk of further interest rate increases. This, in turn, has kept the U.S. yield curve near all-time lows, and has kept the dollar weak.
The U.S. commercial real estate market continues to benefit from strong inflows of foreign capital. In 2015, commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Low interest rates and aggressive loan underwriting standards have helped drive property values higher. In the first quarter of 2016, lending standards were tightened and transaction volumes have slowed. This phenomenon is best captured in the decline of the commercial mortgage backed securities market, which saw issuance forecasts slashed as of 2016. Highly leveraged investors are temporarily being forced out of the market. Secondary markets and riskier asset classes experienced a drop in prices.
Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the Federal Reserve increased interest rates in Q4 2015, and has left the door open for another increase in at the end of Q2 2016. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
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
As of March 31, 2016, we had a fixed-rate real estate loan receivable with an outstanding principal balance of $14.2 million and a carrying value (including unamortized origination and closing costs) of $14.2 million that matures in 2018.

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
As of March 31, 2016, we had debt obligations in the aggregate principal amount of $547.5 million with a weighted-average remaining term of 1.5 years. We had a total of $140.0 million of fixed rate notes payable and $407.5 million of variable rate notes payable as of March 31, 2016. The interest rates on $207.4 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of March 31, 2016, we had a total of $332.0 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; special redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders.
We intend to use our cash on hand, cash flow generated by our real estate and real estate-related investment, proceeds from debt financing, proceeds from the sale of real estate properties and possibly the principal repayment on or sale of our real estate loan receivable as our primary sources of immediate and long-term liquidity. As of March 31, 2016, we had an aggregate of $41.0 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our share redemption program provides only for special redemptions. During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 8, 2015, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of March 31, 2016, we had $8.3 million available for special redemptions for the remainder of 2016.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2016, our real estate was 89% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of March 31, 2016, the borrower under our real estate loan receivable was current on its debt service payments to us.
For the three months ended March 31, 2016, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff or sale of real estate loans receivable and proceeds from the sales of real estate properties from prior periods. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the three months ended March 31, 2016 using cash flows from operations and cash on hand. We believe that our cash on hand, cash flow from operations, availability under our credit facilities, proceeds from the sales of real estate properties and the repayment of or sale of our real estate loan receivable will be sufficient to meet our liquidity needs for the foreseeable future. As of March 31, 2016, we had a total of $332.0 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $5.62 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2015. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see our Current Report on Form 8-K dated December 8, 2015 and filed with the SEC on December 9, 2015.
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
Cash Flows from Operating Activities
As of March 31, 2016, we owned 12 real estate properties (consisting of 10 office properties, one office/flex property and an office campus consisting of eight office buildings) and one real estate loan receivable. During the three months ended March 31, 2016, net cash provided by operating activities was $12.2 million, compared to $5.9 million during the three months ended March 31, 2015. The increase in net cash provided by operating activities was primarily due to the timing of lease commission payments. We anticipate cash flows from operating activities to decrease to the extent we make additional asset sales.
Cash Flows from Investing Activities
Net cash used in investing activities was $10.1 million for the three months ended March 31, 2016 and primarily related to improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2016, net cash used in financing activities was $15.3 million and consisted primarily of the following:

•	$13.5 million of cash distributions; and

•	$1.7 million of cash used for redemptions of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the acquisition and origination of our assets and pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. With respect to investments in loans and any investments other than real estate, we pay our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. We also continue to reimburse our advisor and our dealer manager for certain stockholder services.
As of March 31, 2016, we had $59.5 million of cash and cash equivalents and up to $41.0 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2016, our borrowings and other liabilities were approximately 36% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020
Outstanding debt obligations (1)	$547,471	$278,033	$133,968	$135,470
Interest payments on outstanding debt obligations (2)	26,237	9,004	10,994	6,239
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2016 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $3.9 million, excluding net unrealized gains on interest rate swap agreements of $0.2 million, swap termination expense of $2,000 and amortization of deferred financing costs totaling $0.4 million during the three months ended March 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of March 31, 2015, we owned 10 office properties, one office/flex property, an office campus consisting of eight office buildings and two real estate loans receivable. Subsequent to March 31, 2015, we received the repayment on one real estate loan receivable. As a result, as of March 31, 2016, we owned 10 office properties, one office/flex property, an office campus consisting of eight office buildings and one real estate loan receivable. The results of operations presented for the three months ended March 31, 2016 and 2015 are not directly comparable due to the disposition of one real estate property and the repayment of one real estate loan receivable subsequent to January 1, 2015. In general, we expect income and expenses to decrease in future periods due to disposition activity.
Comparison of the three months ended March 31, 2016 versus the three months ended March 31, 2015
The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$34,997	$36,824	$(1,827)	(5)%	$(1,835)	$8
Tenant reimbursements	3,999	3,892	107	3%	(160)	267
Interest income from real estate loans receivable	268	1,362	(1,094)	(80)%	(1,094)	—
Other operating income	1,730	1,852	(122)	(7)%	(127)	5
Operating, maintenance and management costs	8,734	10,151	(1,417)	(14)%	(624)	(793)
Real estate taxes and insurance	5,072	5,221	(149)	(3)%	(196)	47
Asset management fees to affiliate	2,956	3,086	(130)	(4)%	(217)	87
General and administrative expenses	1,962	1,123	839	75%	n/a	n/a
Depreciation and amortization	14,892	12,939	1,953	15%	—	1,953
Interest expense	4,474	6,847	(2,373)	(35)%	(411)	(1,962)
Impairment charge on real estate	—	4,486	(4,486)	(100)%	—	(4,486)
Gain on sale of real estate, net	—	27,407	(27,407)	(100)%	(27,407)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 related to real estate and real estate-related investments disposed of on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $40.7 million for the three months ended March 31, 2015 to $39.0 million for the three months ended March 31, 2016, primarily due to the disposition of a real estate property subsequent to January 1, 2015, offset by an increase in property tax recoveries from properties held throughout both periods.  Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the anticipated dispositions of real estate properties. For the three months ended March 31, 2015, rental income and tenant reimbursements from our real estate property sold were $2.0 million.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $1.4 million for the three months ended March 31, 2015 to $0.3 million for the three months ended March 31, 2016, primarily as a result of the payoff of a real estate loan receivable subsequent to January 1, 2015, which includes $0.9 million of prepayment fees. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the anticipated payoff or sale of our real estate loan receivable.
Other operating income decreased from $1.9 million for the three months ended March 31, 2015 to $1.7 million for the three months ended March 31, 2016, primarily due to the disposition of a real estate property subsequent to January 1, 2015. Overall, we expect other operating income to decrease in future periods due to anticipated dispositions of real estate properties. For the three months ended March 31, 2015, other operating income from our real estate property sold was $0.1 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management costs decreased from $10.2 million for the three months ended March 31, 2015 to $8.7 million for the three months ended March 31, 2016. The decrease was primarily due to a decrease in repairs and maintenance costs, snow removal costs and utility costs for properties held throughout both periods and the disposition of a real estate property subsequent to January 1, 2015. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs to decrease in future periods due to the anticipated dispositions of real estate properties. For the three months ended March 31, 2015, operating, maintenance and management costs from our real estate property sold were $0.6 million.
Real estate taxes and insurance decreased from $5.2 million for the three months ended March 31, 2015 to $5.1 million for the three months ended March 31, 2016. This decrease was primarily due to the disposition of a real estate property subsequent to January 1, 2015. We expect real estate taxes and insurance to decrease in future periods due to the anticipated dispositions of real estate properties. For the three months ended March 31, 2015, real estate taxes and insurance from our real estate property sold were $0.2 million.
Asset management fees with respect to our real estate and real estate-related investments decreased from $3.1 million for the three months ended March 31, 2015 to $3.0 million for the three months ended March 31, 2016, due to the disposition of a real estate property and the payoff of a real estate loan receivable subsequent to January 1, 2015. All asset management fees incurred as of March 31, 2016 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales. For the three months ended March 31, 2015, asset management fees from our real estate property sold and our real estate loan receivable paid off were $0.1 million and $0.1 million, respectively.
General and administrative expenses increased from $1.1 million for the three months ended March 31, 2015 to $2.0 million for the three months ended March 31, 2016. This increase was primarily due to legal fees and other professional fees related to the Special Committee’s engagement of Evercore to act as our financial advisor. See “—Liquidity and Capital Resources” for our discussion on the engagement of Evercore.
Depreciation and amortization increased from $12.9 million for the three months ended March 31, 2015 to $14.9 million for the three months ended March 31, 2016 due to the reclassification of two real estate properties from held for sale to held for investment, which resulted in a portion of the depreciation and amortization expense being classified as an impairment charge during the three months ended March 31, 2015. We expect depreciation and amortization to decrease in future periods due to the anticipated dispositions of real estate properties and to an overall decrease in amortization of tenant origination costs related to lease expirations.
Interest expense decreased from $6.8 million for the three months ended March 31, 2015 to $4.5 million for the three months ended March 31, 2016. The decrease in interest expense is primarily due to an overall decrease to our total debt outstanding due to a loan repayment in connection with the disposition of a real estate property during the three months ended March 31, 2015 and in part due to a decrease in the average loan balance of our existing notes payable related to properties held throughout both periods. Included in interest expense is the amortization of deferred financing costs of $0.6 million and $0.4 million for the three months ended March 31, 2015 and 2016, respectively. Also included in interest expense during the three months ended March 31, 2015 was $0.2 million of termination fees related to the payoff of a loan secured by the real estate property sold during the three months ended March 31, 2015. During the three months ended March 31, 2016, we recorded $0.2 million of unrealized loss on interest rate swaps. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. For the three months ended March 31, 2015, interest expense from the loan secured by our real estate property sold was $0.4 million.
During the three months ended March 31, 2015, we recognized an impairment charge of $4.5 million with respect to two of our real estate properties that were reclassified from held for sale to held for investment. The impairment charge was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense. We did not recognize any impairment charge during the three months ended March 31, 2016.
We recognized a gain on sale of real estate of $27.4 million related to the disposition of one office property during the three months ended March 31, 2015. We did not sell any real estate properties during the three months ended March 31, 2016.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflect adjustments for the operations of properties and real estate-related investments sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold and real estate-related investments sold or repaid as of March 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, termination fees on derivative instruments and unrealized gains (losses) on derivative instruments are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2016	2015
Net income	$2,920	$27,532
Depreciation of real estate assets	8,868	7,186
Amortization of lease-related costs	6,024	5,753
Impairment charge on real estate	—	4,486
Gain on sale of real estate, net	—	(27,407)
FFO	17,812	17,550
Straight-line rent and amortization of above- and below-market leases	(1,733)	(2,262)
Amortization of discounts and closing costs	1	3
Termination fees on derivative instruments	2	170
Unrealized losses (gains) on derivative instruments	196	(31)
MFFO	$16,278	$15,430

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of MFFO above includes amounts related to the operations of one real estate property sold and one real estate loan receivable paid off between January 1, 2015 and March 31, 2016. Please refer to the table below with respect to the proportion of MFFO related to the real estate property sold and real estate-related investment paid off as of March 31, 2016 (in thousands).

	For the Three Months Ended March 31,
	2016	2015
MFFO by component:
Assets held for investment	$16,278	$13,654
Real estate properties sold	—	790
Real estate loans receivable sold or paid off	—	986
MFFO	$16,278	$15,430
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first quarter of 2016 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share(1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2016	$13,235	$0.070	$13,453	$12,237
_____________________
(1) Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the three months ended March 31, 2016, we paid aggregate distributions of $13.5 million, all of which were paid in cash. FFO and cash flow from operations for the three months ended March 31, 2016 were $17.8 million and $12.2 million, respectively. We funded our total distributions paid with $12.2 million of current period cash flow from operations and $1.3 million of cash on hand. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under our mortgage loan investment).
During the year ended December 31, 2015, we sold one office property and received the repayment of one of our real estate loans receivable, and during the year ended December 31, 2014, we sold 15 real estate properties and received repayments of three of our real estate loans receivable. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward — Looking Statements,” “Market Outlook — Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrower and its sponsor to continue to make debt service payments and/or to repay their loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no significant changes to our policies during 2016.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2016, we paid distributions of $4.5 million, which related to distributions declared for March 2016 in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on March 21, 2016. On May 2, 2016, we paid distributions of $4.4 million, which related to distributions declared for April 2016 in the amount of $0.02303279 per share of common stock to stockholders of record as of the close of business on April 20, 2016.
Distributions Declared
On May 6, 2016, our board of directors declared a May 2016 distribution in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on May 20, 2016, which we expect to pay in June 2016, and a June 2016 distribution in the amount of $0.02303279 per share of common stock to stockholders of record as of the close of business on June 20, 2016, which we expect to pay in July 2016.

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
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2016, the fair value and carrying value of our fixed rate real estate loan receivable were $14.6 million and $14.2 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2016, the fair value of our fixed rate debt was $142.6 million and the outstanding principal balance of our fixed rate debt was $140.0 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2016. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $200.1 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $207.4 million of our variable rate debt. Based on interest rates as of March 31, 2016, if interest rates were 100 basis points higher during the 12 months ending March 31, 2017, interest expense on our variable rate debt would increase by $2.0 million. As of March 31, 2016, one-month LIBOR was 0.43725% and if this index was reduced to 0% during the 12 months ending March 31, 2017, interest expense on our variable rate debt would decrease by $0.9 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of March 31, 2016 was 7.6%. The annual effective interest rate represents the effective interest rate as of March 31, 2016, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2016 were 3.5% and 2.6%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of March 31, 2016, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.
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

c)
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document, and together with redemptions sought in connection with a stockholder’s death, “special redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:

•
During each calendar year, special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On December 8, 2015, the board of directors approved the dollar amount limitation for special redemptions for calendar year 2016 of $10.0 million in the aggregate (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

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
The only redemptions we made under our share redemption program during the three months ended March 31, 2016 were those that qualified as, and met the requirements for, special redemptions under our share redemption program and we fulfilled all special redemption requests eligible for redemption under our share redemption program. We funded redemptions during the three months ended March 31, 2016 with proceeds from the sale of real estate properties and existing cash on hand.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2016, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	144,319	$5.62	(3)
February 2015	58,650	$5.62	(3)
March 2015	96,588	$5.62	(3)
Total	299,557
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
(2) In accordance with our share redemption program, the redemption price for special redemptions is equal to the most recent estimated value per share of our common stock as of the redemption date. On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $5.62 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015. The change in the redemption price became effective for the December 31, 2015 redemption date and will be effective until the estimated value per share is updated. We expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2016. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K dated December 8, 2015 and filed with the SEC on December 9, 2015.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the three months ended March 31, 2016, we redeemed $1.7 million of shares, which represented all redemption requests received in good order and eligible for redemption through the March 2016 redemption date. Based on the redemption limitations described above and redemptions through March 31, 2016, we may redeem up to $8.3 million of shares in connection with special redemptions for the remainder of 2016.
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

3.3	Third Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 16, 2016

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	May 9, 2016	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 9, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)