Form 10-Q
period 2016-09-30
KBS Real Estate Investment Trust II, Inc.
filed 2016-11-08
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐  No  ☒
As of November 4, 2016, there were 188,808,583 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate:
Land	$194,972	$194,972
Buildings and improvements	1,009,241	987,245
Tenant origination and absorption costs	69,387	72,877
Total real estate, cost	1,273,600	1,255,094
Less accumulated depreciation and amortization	(138,837)	(105,533)
Total real estate held for investment, net	1,134,763	1,149,561
Real estate held for sale, net	—	28,741
Total real estate, net	1,134,763	1,178,302
Real estate loan receivable, net	14,116	14,210
Total real estate and real estate-related investments, net	1,148,879	1,192,512
Cash and cash equivalents	58,759	72,687
Rents and other receivables, net	60,170	55,835
Above-market leases, net	5,661	7,596
Assets related to real estate held for sale	—	3,669
Prepaid expenses and other assets	32,717	32,231
Total assets	$1,306,186	$1,364,530
Liabilities and stockholders’ equity
Notes payable, net	$523,822	$526,413
Notes payable related to real estate held for sale, net	—	19,664
Total notes payable, net	523,822	546,077
Accounts payable and accrued liabilities	22,705	30,329
Due to affiliate	107	49
Distributions payable	4,351	4,725
Below-market leases, net	3,391	5,570
Other liabilities	10,189	9,850
Total liabilities	564,565	596,600
Commitments and contingencies (Note 11)
Redeemable common stock	6,133	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 188,868,052 and 189,556,185 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,888	1,895
Additional paid-in capital	1,684,213	1,684,206
Cumulative distributions in excess of net income	(950,613)	(928,111)
Accumulated other comprehensive loss	—	(60)
Total stockholders’ equity	735,488	757,930
Total liabilities and stockholders’ equity	$1,306,186	$1,364,530
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$33,214	$33,824	$101,674	$104,920
Tenant reimbursements	3,389	3,776	11,114	11,379
Interest income from real estate loans receivable	270	1,544	806	4,280
Other operating income	1,729	1,869	5,191	5,567
Total revenues	38,602	41,013	118,785	126,146
Expenses:
Operating, maintenance, and management	9,002	8,892	25,785	27,156
Real estate taxes and insurance	5,099	5,148	15,223	15,570
Asset management fees to affiliate	2,955	2,999	8,850	9,107
General and administrative expenses	1,299	1,270	5,125	3,439
Depreciation and amortization	14,210	14,477	43,391	42,218
Interest expense	4,066	5,467	12,727	17,919
Impairment charge on real estate	—	18,596	—	23,082
Total expenses	36,631	56,849	111,101	138,491
Other income:
Other income	474	93	516	195
Gain on sales of real estate, net	—	—	9,101	27,418
Total other income	474	93	9,617	27,613
Net income (loss)	$2,445	$(15,743)	$17,301	$15,268
Net income (loss) per common share, basic and diluted	$0.01	$(0.08)	$0.09	$0.08
Weighted-average number of common shares outstanding, basic and diluted	189,002,569	190,096,839	189,208,324	190,328,683
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$2,445	$(15,743)	$17,301	$15,268
Other comprehensive income:
Reclassification of realized losses recognized on interest rate swaps (effective portion)	—	134	60	1,446
Total other comprehensive income	—	134	60	1,446
Total comprehensive income (loss)	$2,445	$(15,609)	$17,361	$16,714
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2015 and the Nine Months Ended September 30, 2016 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	190,561,603	$1,905	$1,690,010	$(890,751)	$(1,637)	$799,527
Net income	—	—	—	18,377	—	18,377
Other comprehensive income	—	—	—	—	1,577	1,577
Redemptions of common stock	(1,005,418)	(10)	(5,804)	—	—	(5,814)
Distributions declared	—	—	—	(55,737)	—	(55,737)
Balance, December 31, 2015	189,556,185	$1,895	$1,684,206	$(928,111)	$(60)	$757,930
Net income	—	—	—	17,301	—	17,301
Other comprehensive income	—	—	—	—	60	60
Redemptions of common stock	(688,133)	(7)	(3,860)	—	—	(3,867)
Transfers from redeemable common stock	—	—	3,867	—	—	3,867
Distributions declared	—	—	—	(39,803)	—	(39,803)
Balance, September 30, 2016	188,868,052	$1,888	$1,684,213	$(950,613)	$—	$735,488
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$17,301	$15,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,391	42,218
Impairment charge on real estate	—	23,082
Noncash interest income on real estate-related investments	3	22
Deferred rent	(5,114)	(3,880)
Bad debt expense	247	148
Amortization of above- and below-market leases, net	(244)	(598)
Amortization of deferred financing costs	1,423	1,551
Unrealized gains on derivative instruments	(321)	(1,206)
Gain on sales of real estate, net	(9,101)	(27,418)
Changes in operating assets and liabilities:
Rents and other receivables	(1,707)	(1,687)
Prepaid expenses and other assets	(4,606)	(12,083)
Accounts payable and accrued liabilities	2,541	2,441
Due to affiliates	58	(36)
Other liabilities	739	(1,506)
Net cash provided by operating activities	44,610	36,316
Cash Flows from Investing Activities:
Proceeds from sale of real estate	41,218	122,920
Improvements to real estate	(32,125)	(16,326)
Proceeds from early payoff or sale of real estate loans receivable	—	58,272
Principal repayments on real estate loans receivable	91	391
Net cash provided by investing activities	9,184	165,257
Cash Flows from Financing Activities:
Proceeds from note payable	17,000	—
Principal payments on notes payable	(39,800)	(89,700)
Payments of deferred financing costs	(878)	(188)
Payments to redeem common stock	(3,867)	(3,295)
Distributions paid to common stockholders	(40,177)	(43,589)
Net cash used in financing activities	(67,722)	(136,772)
Net (decrease) increase in cash and cash equivalents	(13,928)	64,801
Cash and cash equivalents, beginning of period	72,687	179,021
Cash and cash equivalents, end of period	$58,759	$243,822
Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,703	$17,848
Supplemental Disclosure of Noncash Transactions:
Increase in accrued improvements to real estate	$—	$4,248
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of September 30, 2016, the Company owned 11 real estate properties (consisting of 10 office properties and an office campus consisting of eight office buildings) and one real estate loan receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of September 30, 2016, the Company had redeemed 24,737,085 shares sold in the Offering for $239.2 million.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
September 30, 2016
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2016 and 2015, respectively.
Distributions declared per common share were $0.070 and $0.210 in the aggregate for the three and nine months ended September 30, 2016, respectively, and $0.074 and $0.219 in the aggregate for three and nine months ended September 30, 2015, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2016 through September 2016 and January 2015 through September 2015.
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
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (d) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements.

3.	REAL ESTATE
As of September 30, 2016, the Company’s portfolio of real estate was composed of ten office properties and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 5.1 million rentable square feet. As of September 30, 2016, the Company’s real estate portfolio was 89% occupied. The following table summarizes the Company’s real estate portfolio as of September 30, 2016 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$137,577	$(5,489)	$132,088
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	160,887	(8,975)	151,912
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	103,153	(14,777)	88,376
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	76,874	(6,361)	70,513
Horizon Tech Center	06/17/2010	San Diego	CA	Office	29,542	(1,281)	28,261
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	187,768	(13,308)	174,460
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	30,789	(5,653)	25,136
Granite Tower	12/16/2010	Denver	CO	Office	155,004	(36,494)	118,510
Gateway Corporate Center	01/26/2011	Sacramento	CA	Office	43,327	(8,392)	34,935
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	(10,943)	108,441
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	229,295	(27,164)	202,131
					$1,273,600	$(138,837)	$1,134,763
_____________________
(1) Amounts presented are net of impairment charges.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

As of September 30, 2016, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Corporate Technology Centre	San Jose, CA	610,083	$202,131	15.5%	$18,537	$30.38	100%
Union Bank Plaza	Los Angeles, CA	627,334	174,460	13.4%	22,991	40.12	91%
300-600 Campus Drive Buildings	Florham Park, NJ	578,402	151,912	11.6%	17,480	30.69	98%
100 & 200 Campus Drive Buildings	Florham Park, NJ	586,405	132,088	10.1%	14,180	29.48	82%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2016, the leases had remaining terms, excluding options to extend, of up to 15.1 years with a weighted-average remaining term of 5.2 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.5 million and $2.4 million as of September 30, 2016 and December 31, 2015, respectively.
During the nine months ended September 30, 2016 and 2015, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $5.1 million and $3.9 million, respectively. As of September 30, 2016 and December 31, 2015, the cumulative deferred rent balance was $59.0 million and $52.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $11.6 million and $11.9 million of unamortized lease incentives as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

October 1, 2016 through December 31, 2016	$30,716
2017	123,469
2018	116,848
2019	102,658
2020	96,775
Thereafter	348,402
$818,868

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

As of September 30, 2016, the Company had over 250 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	29	$30,297	22.2%
Computer System Design & Programming	10	19,980	14.7%
Mining, Oil & Gas Extraction	5	16,939	12.4%
Legal Services	36	14,839	10.9%
		$82,055	60.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of September 30, 2016. During the nine months ended September 30, 2016 and 2015, the Company recorded bad debt expense of $0.2 million and $0.1 million, respectively. As of September 30, 2016, the Company had a bad debt expense reserve of approximately $0.5 million, which represented less than 1% of its annualized base rent.
As of September 30, 2016, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2) (3)
Union Bank	Union Bank Plaza	Finance	408,260	9.0%	$16,804	12.3%	$41.16	09/30/2016 / 04/30/2017 / 01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of September 30, 2016 and does not take into account any tenant renewal or termination options.
(3) Of the 408,260 rentable square feet occupied by the tenant, a total of 33,602 rentable square feet expired on September 30, 2016 and 31,946 rentable square feet will expire on April 30, 2017.
No other tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of September 30, 2016, the Company’s net investments in real estate in California and New Jersey represented 33.7% and 21.7% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Impairment of Real Estate
During the three and nine months ended September 30, 2015, the Company recorded non-cash impairment charges of $18.6 million and $23.1 million, respectively, including an impairment charge of $18.6 million to write-down the carrying value of the 100 & 200 Campus Drive Buildings, an office property located in Florham Park, New Jersey, to its estimated fair value as a result of changes in cash flow estimates. The decrease in cash flow projections was primarily due to (i) the lack of demand in the Florham Park office rental market resulting in slower rent growth and longer lease up periods and (ii) an increase in projected vacancy related to a tenant occupying 199,024 rentable square feet, or approximately 34% of the 100 & 200 Campus Drive Buildings. This tenant’s lease expires in November 2016. The Company no longer expected the tenant to renew its lease and is currently concentrating its efforts to re-leasing the vacated space. As a result, the Company revised its cash flow projections for longer lease up periods and additional tenant improvement costs and leasing concessions required to attract new tenants.
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
The Company did not recognize any impairment charges during the three and nine months ended September 30, 2016.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Cost	$69,387	$72,877	$14,809	$15,375	$(16,082)	$(20,436)
Accumulated amortization	(34,051)	(28,543)	(9,148)	(7,779)	12,691	14,866
Net amount	$35,336	$44,334	$5,661	$7,596	$(3,391)	$(5,570)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(2,811)	$(3,412)	$(606)	$(694)	$571	$730

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(9,116)	$(10,777)	$(1,935)	$(2,093)	$2,179	$2,691

5.	REAL ESTATE LOAN RECEIVABLE
As of September 30, 2016 and December 31, 2015, the Company, through an indirect wholly owned subsidiary, had originated the following real estate loan receivable (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2016 (1)	Book Value as of September 30, 2016 (2)	Book Value as of December 31, 2015 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$14,110	$14,116	$14,210	7.5%	7.6%	08/01/2018
_____________________
(1) Outstanding principal balance as of September 30, 2016 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2016. The contractual interest rate and annualized effective interest rate presented are as of September 30, 2016.
The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2016 (in thousands):

Real estate loan receivable - December 31, 2015	$14,210
Principal repayments received on the real estate loan receivable	(91)
Amortization of closing costs and origination fees on the real estate loan receivable	(3)
Real estate loan receivable - September 30, 2016	$14,116
For the three and nine months ended September 30, 2016 and 2015, interest income from the real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest income	$271	$686	$809	$3,428
Prepayment fee received on real estate loan receivable	—	874	—	874
Amortization of closing costs and origination fees	(1)	(16)	(3)	(22)
Interest income from real estate loans receivable	$270	$1,544	$806	$4,280
As of September 30, 2016 and December 31, 2015, the borrower under the Company’s real estate loan receivable was current on its debt obligations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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
During the nine months ended September 30, 2016, the Company disposed of one office/flex property. During the year ended December 31, 2015, the Company disposed of one office property. The results of operations for the properties sold during the nine months ended September 30, 2016 and the year ended December 31, 2015 are included in continuing operations on the Company’s consolidated statements of operations. As of September 30, 2016, the Company did not have any real estate properties held for sale. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2015 and the three and nine months ended September 30, 2016, which were included in continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental income	$—	$742	$1,093	$4,063
Tenant reimbursements	—	288	311	1,090
Other operating income	—	—	—	126
Total revenues	—	1,030	1,404	5,279
Expenses
Operating, maintenance, and management	—	56	35	742
Real estate taxes and insurance	—	138	266	698
Asset management fees to affiliate	—	69	114	312
General and administrative expenses	—	3	36	—
Depreciation and amortization	—	289	392	858
Interest expense	—	172	484	923
Total expenses	$—	$727	$1,327	$3,533

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The following summary presents the major components of assets and liabilities related to real estate held for sale as of September 30, 2016 and December 31, 2015 (in thousands). No real estate properties were held for sale as of September 30, 2016.

	September 30, 2016	December 31, 2015
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$—	$36,668
Accumulated depreciation and amortization	—	(7,927)
Real estate held for sale, net	—	28,741
Other assets	—	3,669
Total assets	$—	$32,410
Liabilities related to real estate held for sale
Notes payable	—	19,664
Total liabilities	$—	$19,664

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

7.	NOTES PAYABLE
As of September 30, 2016 and December 31, 2015, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of September 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of September 30, 2016(1)	Effective Interest Rate as of September 30, 2016(1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$52,638	$75,438	One-month LIBOR + 1.80%	3.1%	Interest Only	06/21/2017
Union Bank Plaza Mortgage Loan (4)	105,000	105,000	One-month LIBOR + 1.65%	2.2%	Interest Only	03/15/2017
Portfolio Mortgage Loan #1 (5)	78,033	95,033	One-month LIBOR + 2.15%	2.7%	Interest Only	01/27/2017
Portfolio Mortgage Loan #3 (6)	54,000	54,000	One-month LIBOR + 1.75% - 1.85%	2.5%	Interest Only	03/01/2017
Corporate Technology Centre Mortgage Loan (7)	140,000	140,000	3.50%	3.5%	(7)	04/01/2020
300-600 Campus Drive Revolving Loan (8)	95,000	78,000	One-month LIBOR + 2.05%	2.9%	(8)	08/01/2017
Total notes payable principal outstanding	$524,671	$547,471
Deferred financing costs, net	(849)	(1,394)
Total notes payable, net	$523,822	$546,077
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2016. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of September 30, 2016, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) As of September 30, 2016, the Amended and Restated Portfolio Revolving Loan Facility was secured by Pierre Laclede Center. On May 17, 2016, in connection with the disposition of the 350 E. Plumeria Building, the Company repaid $22.8 million of principal due under this loan and the 350 E. Plumeria Building was released as security from the Amended and Restated Portfolio Revolving Loan Facility.
(4) On September 23, 2016, the Company entered into a second modification agreement to the loan agreement with the lender to, among other changes, modify the initial maturity date from September 15, 2016 to March 15, 2017. The Company may extend the maturity date to September 15, 2017, subject to certain conditions set forth in the second modification agreement. As of September 30, 2016, $105.0 million of the Union Bank Plaza Mortgage Loan had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) As of September 30, 2016, Portfolio Mortgage Loan #1 was secured by Horizon Tech Center, Granite Tower and Gateway Corporate Center.
(6) On March 1, 2016, the Company entered into a modification agreement with the lender to reduce the loan commitment amount to $70.0 million. As of September 30, 2016, the principal balance under Portfolio Mortgage Loan #3 consisted of the $42.0 million non-revolving portion and $12.0 million revolving portion. Also as of September 30, 2016, $16.0 million of the total revolving capacity of $28.0 million remained unfunded and available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of September 30, 2016, Portfolio Mortgage Loan #3 was secured by the 100 & 200 Campus Drive Buildings and Willow Oaks Corporate Center.
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
(8) On September 1, 2016, the Company entered into a second modification agreement with the lender to extend the maturity date from September 1, 2016 to August 1, 2017, with two six-month extension options or one one-year extension option, subject to certain conditions set forth in the second modification agreement. As of September 30, 2016, the principal balance of the 300-600 Campus Drive Revolving Loan consisted of the $95.0 million non-revolving portion. The revolving portion of $25.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. On the first day of each calendar quarter, commencing on October 1, 2016, and each succeeding January 1, April 1, July 1 and October 1 thereafter, the Company shall repay principal outstanding under the 300-600 Campus Drive Revolving Loan in equal installments of $375,000.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

During the three and nine months ended September 30, 2016, the Company incurred $4.1 million and $12.7 million of interest expense, respectively. During the three and nine months ended September 30, 2015, the Company incurred $5.5 million and $17.9 million of interest expense, respectively. As of September 30, 2016 and December 31, 2015, $1.2 million and $1.5 million, respectively, of interest expense were payable. Included in interest expense for the three and nine months ended September 30, 2016 were $0.6 million and $1.4 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2015 were $0.5 million and $1.6 million of amortization of deferred financing costs, respectively. As a result of unrealized gains on the Company’s interest rate swap agreements for the three months ended September 30, 2016, interest expense was reduced by $0.1 million. Interest expense incurred as a result of the Company’s interest rate swap agreements for the nine months ended September 30, 2016 was $0.6 million. Interest expense incurred as a result of the Company’s interest rate swap agreements were $0.8 million and $3.6 million for the three and nine months ended September 30, 2015, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2016 (in thousands):

October 1, 2016 through December 31, 2016	$375
2017	386,076
2018	2,750
2019	2,848
2020	132,622
$524,671
Certain of the Company’s notes payable contain financial debt covenants. As of September 30, 2016, the Company was in compliance with these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2016 and December 31, 2015. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instruments	September 30, 2016		December 31, 2015		Reference Rate as of September 30, 2016	Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate Swaps (1)	3	$106,638	5	$265,488	One-month LIBOR/ Fixed at 0.71% - 1.30%	1.00%	0.6
_____________________
(1) During the nine months ended September 30, 2016, two of the Company’s interest rate swaps expired and the Company partially terminated another interest rate swap agreement and paid a breakage fee of $0.2 million. As of September 30, 2016 and December 31, 2015, none of the Company’s interest rate swaps were designated as cash flow hedges.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Derivative Instruments	Balance Sheet Location	September 30, 2016		December 31, 2015
		Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	—	$—	2	$19
Interest Rate Swaps	Other liabilities, at fair value	3	$(258)	3	$(658)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives designated as hedging instruments (1)
Amount of loss recognized on interest rate swaps (effective portion)	$—	$134	$60	$1,446
	—	134	60	1,446
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	164	1,224	671	3,164
Unrealized gains on interest rate swaps	(245)	(568)	(321)	(1,206)
Losses related to swap terminations	—	—	156	170
	(81)	656	506	2,128
(Decrease) increase in interest expense as a result of derivatives	$(81)	$790	$566	$3,574
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
September 30, 2016
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of September 30, 2016 and December 31, 2015, which carrying amounts do not generally approximate the fair values (in thousands):

	September 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$14,110	$14,116	$14,343	$14,201	$14,210	$14,574
Financial liabilities:
Notes payable	$524,671	$523,822	$526,056	$547,471	$546,077	$549,129

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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
As of September 30, 2016, the Company measured the following liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$258	$—	$258	$—

10.	RELATED PARTY TRANSACTIONS
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
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. The insurance program was renewed and is effective through June 30, 2017.
During the three and nine months ended September 30, 2016 and 2015, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2016 and 2015, respectively, and any related amounts payable as of September 30, 2016 and December 31, 2015 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Expensed
Asset management fees	$2,955	$2,999	$8,850	$9,107	$—	$—
Reimbursement of operating expenses (1)	71	63	217	142	107	49
Disposition fees (2)	—	—	423	1,239	—	—
	$3,026	$3,062	$9,490	$10,488	$107	$49
_____________________
(1) Reimbursable operating expenses primarily consist of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $64,000 and $40,000 for the three months ended September 30, 2016 and 2015, respectively, and $162,000 and $109,000 for the nine months ended September 30, 2016 and 2015, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the nine months ended September 30, 2016 and 2015. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.  Disposition fees with respect to real estate loans receivable sold are included in the gain on payoff or sale of real estate loans receivable in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2016, the Advisor reimbursed the Company $0.1 million for a property insurance rebate and $69,000 for legal and professional fees.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2016.
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
September 30, 2016
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 3, 2016, the Company paid distributions of $4.4 million, which related to distributions declared for September 2016 in the amount of $0.02303279 per share of common stock to stockholders of record as of the close of business on September 20, 2016. On November 1, 2016, the Company paid distributions of $4.5 million, which related to distributions declared for October 2016 in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on October 20, 2016.
Distributions Declared
On November 7, 2016, the Company’s board of directors declared a November 2016 distribution in the amount of $0.02303279 per share of common stock to stockholders of record as of the close of business on November 21, 2016, which the Company expects to pay in December 2016, and a December 2016 distribution in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on December 20, 2016, which the Company expects to pay in January 2017.

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

•
During the nine months ended September 30, 2016, we disposed one office/flex property. During the year ended December 31, 2015, we sold one office property and received the repayment of one of our real estate loans receivable, and during the year ended December 31, 2014, we sold 15 real estate properties and received the repayment of three of our real estate loans receivable. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased significantly as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

•
Although the Special Committee (defined below) has engaged a financial advisor to assist with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we have begun the process of exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share. We do not expect to provide additional updates regarding our review of strategic alternatives until such time, if any, that we are prepared to announce a material transaction or to conclude the strategic review.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2016, both as filed with the Securities and Exchange Commission (the “SEC”).
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
We invested in a diverse portfolio of real estate and real estate-related investments. As of September 30, 2016, we owned 11 real estate properties (consisting of 10 office properties and an office campus consisting of eight office buildings) and one real estate loan receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of September 30, 2016, we had redeemed 24,737,085 shares sold in our offering for $239.2 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

While the Special Committee continues to explore strategic alternatives for us, the Special Committee has determined that it would be in our best interests and the best interests of our stockholders to market for sale our assets. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interests and the best interests of our stockholders to sell one or more of our assets, and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interests and the best interests of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we have begun the process of exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as we near the end of 2016. Current economic data and financial market developments suggest that the global economy is improving, although at a slow incremental rate. Growth in most advanced economies remains lackluster, with low potential growth expectations now extending into 2017. In this economic environment the central banks of the world’s major economies hold sway over perceived investment opportunities. Quantitative easing in Japan and the Eurozone has carried over into global capital markets and has increased demand for higher risk investments.
The initial reaction to the U.K. vote to leave the European Union has been somewhat muted, with the exception being the continued downward pressure on the Great Britain Pound (“GBP”). As of mid-October 2016, the GBP had weakened in excess of 20 percent, year-to-date. The new prime minister of the U.K. remains committed to carrying out the decoupling of the U.K. from the European Union. The details of this process remain unclear, and the uncertainty has weighed on both the U.K. and European markets. The European Central Bank has continued to pursue a policy of quantitative easing (QE).
In the United States, real GDP growth accelerated in the third quarter of 2016 to a 2.9% annual rate. This is a marked improvement over the second quarter growth rate of 1.4%. The strong third quarter number is tempered by the fact that a large portion of gross domestic product growth was seen in increased inventories, not through consumer demand. Consumer confidence is currently at a 3 year low. Corporate earnings are also an area of concern, as third quarter reported earnings growth showed a clear sign of slowing. Federal Reserve Board communications have been signaling the increased likelihood of some firming of monetary policy. Many economists expect an increase in rates to occur in early December. The US government bond yield curve has seen a steady increase in yields and is currently no longer sitting at near record lows.
Europe and Japan continue to engage in unconventional monetary policy. Asset purchases and stimulus programs in both regions have driven interest rates and investment yields to new lows. Both regions now have historically low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on those economies and the broader global financial system remains unclear.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, albeit at a slowing rate. With the backdrop of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Lenders, however, have continued to cool to the market. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are trying to adjust to the new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the Federal Reserve increased interest rates in the fourth quarter of 2015, and has left the door open for another increase at the end of 2016. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
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
As of September 30, 2016, we had a fixed-rate real estate loan receivable with an outstanding principal balance of $14.1 million and a carrying value (including unamortized origination and closing costs) of $14.1 million that matures in 2018.
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
As of September 30, 2016, we had debt obligations in the aggregate principal amount of $524.7 million with a weighted-average remaining term of 1.4 years. We had a total of $140.0 million of fixed rate notes payable and $384.7 million of variable rate notes payable as of September 30, 2016. The interest rates on $106.6 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of September 30, 2016, we had a total of $384.7 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements, if applicable, or pay down or refinance the related notes payable prior to their maturity dates.

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
We intend to use our cash on hand, cash flow generated by our real estate properties and real estate-related investment, proceeds from debt financing, proceeds from the sale of real estate properties and possibly the principal repayment on or sale of our real estate loan receivable as our primary sources of immediate and long-term liquidity. As of September 30, 2016, we had an aggregate of $41.0 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our share redemption program provides only for special redemptions. During each calendar year, such special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 8, 2015, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of September 30, 2016, we had $6.1 million available for special redemptions for the remainder of 2016.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2016, our real estate was 89% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of September 30, 2016, the borrower under our real estate loan receivable was current on its debt service payments to us.
For the nine months ended September 30, 2016, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff or sale of real estate loans receivable and proceeds from the sales of real estate properties from prior periods. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the nine months ended September 30, 2016 using cash flows from operations and cash on hand. We believe that our cash on hand, cash flow from operations, availability under our credit facilities, proceeds from the sales of real estate properties and the repayment of or sale of our real estate loan receivable will be sufficient to meet our liquidity needs for the foreseeable future. As of September 30, 2016, we had a total of $384.7 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements, if applicable, or pay down or refinance the related notes payable prior to their maturity dates.
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
While the Special Committee continues to explore strategic alternatives for us, the Special Committee has determined that it would be in our best interests and the best interests of our stockholders to market for sale our assets. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interests and the best interests of our stockholders to sell one or more of our assets, and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interests and the best interests of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we have begun the process of exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Cash Flows from Operating Activities
As of September 30, 2016, we owned 11 real estate properties (consisting of 10 office properties and an office campus consisting of eight office buildings) and one real estate loan receivable. During the nine months ended September 30, 2016, net cash provided by operating activities was $44.6 million, compared to $36.3 million during the nine months ended September 30, 2015. The increase in net cash provided by operating activities was primarily due to the timing of lease commission payments. We anticipate cash flows from operating activities to decrease to the extent we make additional asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $9.2 million for the nine months ended September 30, 2016, and primarily consisted of the following:

•	$41.2 million of proceeds from the sale of one office/flex property; and

•	$32.1 million used for improvements to real estate.
Cash Flows from Financing Activities
During the nine months ended September 30, 2016, net cash used in financing activities was $67.7 million and consisted primarily of the following:

•	$40.2 million of cash distributions;

•	$39.8 million of principal payments on notes payable;

•	$17.0 million of proceeds from note payable; and

•	$3.9 million of cash used for redemptions of common stock.

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
As of September 30, 2016, we had $58.8 million of cash and cash equivalents and up to $41.0 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2016, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020
Outstanding debt obligations (1)	$524,671	$375	$388,826	$135,470
Interest payments on outstanding debt obligations (2)	22,948	3,690	13,019	6,239
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2016 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $11.4 million, excluding net unrealized gains on interest rate swap agreements of $0.3 million, swap termination expense of $0.2 million and amortization of deferred financing costs totaling $1.4 million during the nine months ended September 30, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of September 30, 2015, we owned 10 office properties, one office/flex property, an office campus consisting of eight office buildings and one real estate loan receivable. Subsequent to September 30, 2015, we sold one office/flex property. As a result, as of September 30, 2016, we owned 10 office properties, an office campus consisting of eight office buildings and one real estate loan receivable. The results of operations presented for the nine months ended September 30, 2016 and 2015 are not directly comparable due to the disposition of two real estate properties and the repayment of one real estate loan receivable subsequent to January 1, 2015. In general, we expect income and expenses to decrease in future periods due to disposition activity.
Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015
The following table provides summary information about our results of operations for the three months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$33,214	$33,824	$(610)	(2)%	$(760)	$150
Tenant reimbursements	3,389	3,776	(387)	(10)%	(288)	(99)
Interest income from real estate loans receivable	270	1,544	(1,274)	(83)%	(1,272)	(2)
Other operating income	1,729	1,869	(140)	(7)%	—	(140)
Operating, maintenance and management costs	9,002	8,892	110	1%	(124)	234
Real estate taxes and insurance	5,099	5,148	(49)	(1)%	(138)	89
Asset management fees to affiliate	2,955	2,999	(44)	(1)%	(111)	67
General and administrative expenses	1,299	1,270	29	2%	n/a	n/a
Depreciation and amortization	14,210	14,477	(267)	(2)%	(289)	22
Interest expense	4,066	5,467	(1,401)	(26)%	(172)	(1,229)
Impairment charge on real estate	—	18,596	(18,596)	(100)%	—	(18,596)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 related to real estate and real estate-related investments disposed of on or after July 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $37.6 million for the three months ended September 30, 2015 to $36.6 million for the three months ended September 30, 2016, primarily due to the disposition of one office/flex property during the second quarter of 2016. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the anticipated dispositions of real estate properties. For the three months ended September 30, 2016 and 2015, rental income and tenant reimbursements from our real estate property sold were $0 and $1.0 million, respectively.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $1.5 million for the three months ended September 30, 2015 to $0.3 million for the three months ended September 30, 2016, primarily as a result of the payoff of a real estate loan receivable in August 2015. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the anticipated payoff or sale of our real estate loan receivable.
Other operating income decreased from $1.9 million for the three months ended September 30, 2015 to $1.7 million for the three months ended September 30, 2016 due to a decrease in parking revenues for properties held throughout both periods. Overall, we expect other operating income to decrease in future periods due to anticipated dispositions of real estate properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management costs increased from $8.9 million for the three months ended September 30, 2015 to $9.0 million for the three months ended September 30, 2016. The increase was primarily due to higher utility costs and general repair and maintenance costs for properties held throughout both periods, partially offset by a decrease in operating, maintenance and management costs due to the disposition of one office/flex property during the second quarter of 2016. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs to decrease in future periods due to the anticipated dispositions of real estate properties. For the three months ended September 30, 2016 and 2015, operating, maintenance and management costs from our real estate property sold were $0 and $56,000, respectively.
Real estate taxes and insurance decreased from $5.2 million for the three months ended September 30, 2015 to $5.1 million for the three months ended September 30, 2016. This decrease was primarily due to the disposition of one office/flex property during the second quarter of 2016, partially offset by an increase in real estate taxes and insurance for properties held through both periods due to property tax reassessments. We expect real estate taxes and insurance to decrease in future periods due to the anticipated dispositions of real estate properties. For the three months ended September 30, 2016 and 2015, real estate taxes and insurance from our real estate property sold were $0 and $0.1 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased slightly from $3.0 million for the three months ended September 30, 2015 to $2.9 million for the three months ended September 30, 2016, due to the payoff of a real estate loan receivable in August 2015 and the disposition of one office/flex property during the second quarter of 2016. All asset management fees incurred as of September 30, 2016 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales or other dispositions. For the three months ended September 30, 2016 and 2015, asset management fees from our real estate and real estate-related investment sold or otherwise disposed of were $0 and $0.1 million, respectively.
Depreciation and amortization decreased from $14.5 million for the three months ended September 30, 2015 to $14.2 million for the three months ended September 30, 2016 primarily due to the disposition of one office/flex property during the second quarter of 2016. We expect depreciation and amortization to decrease in future periods due to the anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations. For the three months ended September 30, 2016 and 2015, depreciation and amortization from our real estate property sold were $0 and $0.3 million, respectively.
Interest expense decreased from $5.5 million for the three months ended September 30, 2015 to $4.1 million for the three months ended September 30, 2016. The decrease in interest expense is primarily due to an overall decrease in the average loan balance of our existing notes payable related to properties held throughout both periods. Included in interest expense is the amortization of deferred financing costs of $0.5 million and $0.6 million for the three months ended September 30, 2015 and 2016, respectively. During the three months ended September 30, 2016 and 2015, we recorded $0.2 million and $0.6 million of unrealized gains on interest rate swaps, respectively. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. For the three months ended September 30, 2016 and 2015, interest expense from the loan secured by our real estate property sold was $0 and $0.2 million, respectively.
During the three months ended September 30, 2015, we recorded a non-cash impairment charge of $18.6 million to write-down the carrying value of the 100 & 200 Campus Drive Buildings, an office property located in Florham Park, New Jersey, to its estimated fair value as a result of changes in cash flow estimates. The decrease in cash flow projections was primarily due to (i) the lack of demand in the Florham Park office rental market resulting in slower rent growth and longer lease up periods and (ii) an increase in projected vacancy related to a tenant occupying 199,024 rentable square feet, or approximately 34% of the 100 & 200 Campus Drive Buildings. This tenant’s lease expires in November 2016. We no longer expected the tenant to renew its lease. As a result, we revised our cash flow projections for longer lease up periods and additional tenant improvement costs and leasing concessions required to attract new tenants. We did not recognize any impairment charge during the three months ended September 30, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2016 versus the nine months ended September 30, 2015
The following table provides summary information about our results of operations for the nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$101,674	$104,920	$(3,246)	(3)%	$(2,970)	$(276)
Tenant reimbursements	11,114	11,379	(265)	(2)%	(779)	514
Interest income from real estate loans receivable	806	4,280	(3,474)	(81)%	(3,470)	(4)
Other operating income	5,191	5,567	(376)	(7)%	(126)	(250)
Operating, maintenance and management costs	25,785	27,156	(1,371)	(5)%	(707)	(664)
Real estate taxes and insurance	15,223	15,570	(347)	(2)%	(432)	85
Asset management fees to affiliate	8,850	9,107	(257)	(3)%	(458)	201
General and administrative expenses	5,125	3,439	1,686	49%	n/a	n/a
Depreciation and amortization	43,391	42,218	1,173	3%	(466)	1,639
Interest expense	12,727	17,919	(5,192)	(29)%	(439)	(4,753)
Impairment charge on real estate	—	23,082	(23,082)	(100)%	—	(23,082)
Gain on sale of real estate, net	9,101	27,418	(18,317)	(67)%	(18,317)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 related to real estate and real estate-related investments disposed of on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $116.3 million for the nine months ended September 30, 2015 to $112.8 million for the nine months ended September 30, 2016, primarily due to the disposition of two real estate properties subsequent to January 1, 2015, partially offset by an increase in tenant reimbursements due to property tax and monthly operating expense recoveries from properties held throughout both periods.  Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the anticipated dispositions of real estate properties. For the nine months ended September 30, 2016 and 2015, rental income and tenant reimbursements from our real estate properties sold were $1.4 million and $5.2 million, respectively.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $4.3 million for the nine months ended September 30, 2015 to $0.8 million for the nine months ended September 30, 2016, primarily as a result of the payoff of a real estate loan receivable in August 2015. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the anticipated payoff or sale of our real estate loan receivable.
Other operating income decreased from $5.6 million for the nine months ended September 30, 2015 to $5.2 million for the nine months ended September 30, 2016, primarily due to the disposition of two real estate properties subsequent to January 1, 2015 and a decrease in parking revenues for properties held throughout both periods. Overall, we expect other operating income to decrease in future periods due to anticipated dispositions of real estate properties. For the nine months ended September 30, 2016 and 2015, other operating income from our real estate properties sold was $0 and $0.1 million, respectively.
Operating, maintenance and management costs decreased from $27.2 million for the nine months ended September 30, 2015 to $25.8 million for the nine months ended September 30, 2016. The decrease was primarily due to the disposition of two real estate properties subsequent to January 1, 2015 and a decrease in snow removal costs and utility costs for properties held throughout both periods. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs to decrease in future periods due to the anticipated dispositions of real estate properties. For the nine months ended September 30, 2016 and 2015, operating, maintenance and management costs from our real estate properties sold were $35,000 and $0.7 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance decreased from $15.6 million for the nine months ended September 30, 2015 to $15.2 million for the nine months ended September 30, 2016. This decrease was primarily due to the disposition of two real estate properties subsequent to January 1, 2015. We expect real estate taxes and insurance to decrease in future periods due to the anticipated dispositions of real estate properties. For the nine months ended September 30, 2016 and 2015, real estate taxes and insurance from our real estate properties sold were $0.3 million and $0.7 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased from $9.1 million for the nine months ended September 30, 2015 to $8.9 million for the nine months ended September 30, 2016, due to the disposition of two real estate properties and the payoff of a real estate loan receivable subsequent to January 1, 2015. All asset management fees incurred as of September 30, 2016 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales or other dispositions. For the nine months ended September 30, 2016 and 2015, asset management fees from our real estate and real estate-related investments sold or otherwise disposed of were $0.1 million and $0.6 million, respectively.
General and administrative expenses increased from $3.4 million for the nine months ended September 30, 2015 to $5.1 million for the nine months ended September 30, 2016. This increase was primarily due to professional fees related to the Special Committee’s engagement of Evercore to act as our financial advisor and legal fees related to the anticipated dispositions of our real estate properties. See “—Liquidity and Capital Resources” for our discussion on the engagement of Evercore.
Depreciation and amortization increased from $42.2 million for the nine months ended September 30, 2015 to $43.4 million for the nine months ended September 30, 2016 due to the reclassification of two real estate properties from held for sale to held for investment, which resulted in a portion of the depreciation and amortization expense being classified as an impairment charge during the nine months ended September 30, 2015. This increase was offset by a decrease in depreciation and amortization due to the disposition of two real estate properties subsequent to January 1, 2015. We expect depreciation and amortization to decrease in future periods due to the anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations. For the nine months ended September 30, 2016 and 2015, depreciation and amortization from our real estate properties sold were $0.4 million and $0.9 million, respectively.
Interest expense decreased from $17.9 million for the nine months ended September 30, 2015 to $12.7 million for the nine months ended September 30, 2016. The decrease in interest expense is primarily due to an overall decrease to our total debt outstanding due to loan repayments in connection with the disposition of two real estate properties subsequent to January 1, 2015, and an overall decrease in the average loan balance of our existing notes payable related to properties held throughout both periods. Included in interest expense is the amortization of deferred financing costs of $1.6 million and $1.4 million for the nine months ended September 30, 2015 and 2016, respectively. Also included in interest expense during the nine months ended September 30, 2016 and 2015 were $0.2 million and $0.2 million of termination fees related to the payoff of loans secured by the real estate properties sold subsequent to January 1, 2015. During the nine months ended September 30, 2016 and 2015, we recorded $0.3 million and $1.2 million of unrealized gains on interest rate swaps, respectively. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. For the nine months ended September 30, 2016 and 2015, interest expense from the loans secured by our real estate properties sold was $0.5 million and $0.9 million, respectively.
During the nine months ended September 30, 2015, we recorded non-cash impairment charges of $23.1 million, including an impairment charge of $18.6 million to write-down the carrying value of the 100 & 200 Campus Drive Buildings, an office property located in Florham Park, New Jersey, to its estimated fair value as a result of changes in cash flow estimates. Please see “ — Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015” above for a discussion of the impairment charge related to the 100 & 200 Campus Drive Buildings. In addition, during the nine months ended September 30, 2015, we recorded impairment charges of $4.5 million with respect to two real estate properties that were reclassified from held for sale to held for investment. The impairment charge was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense. We did not recognize any impairment charge during the nine months ended September 30, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We recognized a gain on sale of real estate of $9.1 million related to the disposition of one office/flex property during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we recognized a gain on sale of real estate of $27.4 million related to the disposition of one office property.
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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflect adjustments for the operations of properties and real estate-related investments sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold and real estate-related investments sold or repaid as of September 30, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, termination fees on derivative instruments, unrealized gains on derivative instruments and prepayment fees related to the extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$2,445	$(15,743)	$17,301	$15,268
Depreciation of real estate assets	9,115	8,723	27,096	24,526
Amortization of lease-related costs	5,095	5,754	16,295	17,692
Impairment charge on real estate	—	18,596	—	23,082
Gain on sale of real estate, net	—	—	(9,101)	(27,418)
FFO	16,655	17,330	51,591	53,150
Straight-line rent and amortization of above- and below-market leases	(1,866)	(1,364)	(5,358)	(4,478)
Amortization of discounts and closing costs	1	16	3	22
Prepayment fee received on note receivable	—	(874)	—	(874)
Termination fees on derivative instruments	—	—	156	170
Unrealized gains on derivative instruments	(245)	(568)	(321)	(1,206)
MFFO	$14,545	$14,540	$46,071	$46,784
Our calculation of MFFO above includes amounts related to the operations of two real estate properties sold and one real estate loan receivable paid off between January 1, 2015 and September 30, 2016. Please refer to the table below with respect to the proportion of MFFO related to the real estate properties sold and real estate-related investment paid off as of September 30, 2016 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
MFFO by component:
Assets held for investment	$14,050	$14,320	$45,047	$42,651
Real estate properties sold	495	(147)	1,024	1,783
Real estate loans receivable sold or paid off	—	367	—	2,350
MFFO	$14,545	$14,540	$46,071	$46,784
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first, second and third quarters of 2016 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share(1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2016	$13,235	$0.070	$13,453	$12,237
Second Quarter 2016	13,218	0.070	13,369	12,297
Third Quarter 2016	13,350	0.070	13,355	20,076
	$39,803	$0.210	$40,177	$44,610
_____________________
(1) Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the nine months ended September 30, 2016, we paid aggregate distributions of $40.2 million, all of which were paid in cash. FFO and cash flow from operations for the nine months ended September 30, 2016 were $51.6 million and $44.6 million, respectively. We funded our total distributions paid with $37.9 million of current period cash flow from operations and $2.3 million of cash on hand. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under our mortgage loan investment).
During the nine months ended September 30, 2016, we sold one office/flex property. During the year ended December 31, 2015, we sold one office property and received the repayment of one of our real estate loans receivable, and during the year ended December 31, 2014, we sold 15 real estate properties and received repayments of three of our real estate loans receivable. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2016.
Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward — Looking Statements,” “Market Outlook — Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2016, both as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrower to continue to make debt service payments and/or to repay its loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.

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
Distributions Paid
On October 3, 2016, we paid distributions of $4.4 million, which related to distributions declared for September 2016 in the amount of $0.02303279 per share of common stock to stockholders of record as of the close of business on September 20, 2016. On November 1, 2016, we paid distributions of $4.5 million, which related to distributions declared for October 2016 in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on October 20, 2016.
Distributions Declared
On November 7, 2016, our board of directors declared a November 2016 distribution in the amount of $0.02303279 per share of common stock to stockholders of record as of the close of business on November 21, 2016, which we expect to pay in December 2016, and a December 2016 distribution in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on December 20, 2016, which we expect to pay in January 2017.

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
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2016, the fair value and carrying value of our fixed rate real estate loan receivable were $14.3 million and $14.1 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2016, the fair value of our fixed rate debt was $141.4 million and the outstanding principal balance of our fixed rate debt was $140.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2016. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $278.1 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $106.6 million of our variable rate debt. Based on interest rates as of September 30, 2016, if interest rates were 100 basis points higher during the 12 months ending September 30, 2017, interest expense on our variable rate debt would increase by $2.8 million. As of September 30, 2016, one-month LIBOR was 0.53111% and if this index was reduced to 0% during the 12 months ending September 30, 2017, interest expense on our variable rate debt would decrease by $1.5 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of September 30, 2016 was 7.6%. The annual effective interest rate represents the effective interest rate as of September 30, 2016, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2016 were 3.5% and 2.6%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of September 30, 2016, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2016, both as filed with the SEC.
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
Upon a transfer of shares, any pending redemption requests with respect to such transferred shares will be canceled as of the date the transfer is accepted by us.  Stockholders wishing to continue to have a redemption request related to any transferred shares considered by us must resubmit their redemption request.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

The only redemptions we made under our share redemption program during the nine months ended September 30, 2016 were those that qualified as, and met the requirements for, special redemptions under our share redemption program and we fulfilled all special redemption requests eligible for redemption under our share redemption program. We funded redemptions during the nine months ended September 30, 2016 with proceeds from the sale of real estate properties and existing cash on hand.
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
During the nine months ended September 30, 2016, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	144,319	$5.62	(3)
February 2016	58,650	$5.62	(3)
March 2016	96,588	$5.62	(3)
April 2016	57,390	$5.62	(3)
May 2016	88,586	$5.62	(3)
June 2016	40,535	$5.62	(3)
July 2016	57,742	$5.62	(3)
August 2016	83,001	$5.62	(3)
September 2016	61,322	$5.62	(3)
Total	688,133
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
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the nine months ended September 30, 2016, we redeemed $3.9 million of shares, which represented all redemption requests received in good order and eligible for redemption through the September 2016 redemption date. Based on the redemption limitations described above and redemptions through September 30, 2016, we may redeem up to $6.1 million of shares in connection with special redemptions for the remainder of 2016.
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

3.2	Fourth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 22, 2016

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

10.1	Second Modification Agreement, by and among KBSII 445 South Figueroa, LLC, People's United Bank, National Association and Wells Fargo Bank National Association, dated as of September 23, 2016

10.2	Third Amended and Restated Secured Promissory Note, by KBSII 445 South Figueroa, LLC for the benefit of Wells Fargo National Association, dated September 23, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eighth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 19, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	November 8, 2016	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 8, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)