Form 10-K
period 2016-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2017-03-13
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 8, 2015, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $5.62 (unaudited) based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2015. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 8, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015. On December 14, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $5.49 (unaudited) based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2016. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 14, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 189,047,437 shares of common stock held by non-affiliates as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 8, 2017, there were 188,585,798 outstanding shares of common stock of the Registrant.

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

•
During the year ended December 31, 2016, we sold one office/flex property. During the year ended December 31, 2015, we sold one office property and received the repayment of one of our real estate loans receivable, and during the year ended December 31, 2014, we sold 15 real estate properties and received the repayment of three of our real estate loans receivable. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased significantly as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

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
On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2016, we had redeemed 24,885,185 of the shares sold in our offering for $240.1 million.
As of December 31, 2016, we owned 11 real estate properties (consisting of 10 office properties and an office campus consisting of eight office buildings) and one real estate loan receivable.
On January 27, 2016, our board of directors formed a special committee (the “Special Committee”) composed of all of our independent directors to explore the availability of strategic alternatives involving us. As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore Group L.L.C. (“Evercore”) to act as our financial advisor and to assist us and the Special Committee with this process. Under the terms of the engagement, Evercore provided various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Although the Special Committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all.
While the Special Committee continues to explore strategic alternatives for us, the Special Committee has determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell one or more of our assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we have begun the process of exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Our focus in 2017 is to: continue to strategically sell assets and consider special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital projects, such as renovations or amenity enhancements, to attract quality buyers; and finalize the strategic alternatives assessment and decide on a course of action.

Objectives and Strategies
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return our stockholders’ capital contributions.
We have sought and will seek to achieve these objectives by managing our portfolio of real estate and real estate-related investments, which we acquired using a combination of equity raised in our initial public offering and debt financing. We diversified our portfolio by investment size, investment type, investment risk and geographic region.
Real Estate Portfolio
Real Estate Investments
We made investments in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. As of December 31, 2016, our portfolio of real estate properties was composed of ten office properties and an office campus consisting of eight office buildings encompassing 5.1 million rentable square feet.
All of our properties are located in the United States. We originally intended to hold our core properties for four to seven years. However, economic and market conditions may influence us to hold our investments for different periods of time, and we currently expect our hold period for the majority of our remaining properties may last for a few more years. Our advisor has developed a well-defined exit strategy for each of our investments. Specifically, our advisor assigned a sell date to each asset we acquired prior to its purchase as part of the original business plan for the asset. KBS Capital Advisors continually performs a hold-sell analysis on each asset in order to determine a reasonable time to sell the asset and generate a strong return for our stockholders. Periodic reviews of each asset focus on the remaining available value enhancement opportunities for the asset and the demand for the asset in the marketplace. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.

The following charts illustrate the geographic diversification of our real estate investments based on total leased square feet and total annualized base rent as of December 31, 2016:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2016, our portfolio of real estate properties was 85% occupied. One tenant leasing space in our portfolio of real estate properties represented more than 10% of our total annualized base rent. See Item 2, “Properties — Concentration of Credit Risks.”

Our top ten tenants leasing space in our portfolio of real estate properties represented approximately 52.0% of our total annualized base rent as of December 31, 2016. The chart below illustrates the diversity of tenant industries in our portfolio of real estate properties based on total annualized base rent as of December 31, 2016:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 2% of total.
As of December 31, 2016, our highest tenant industry concentrations (greater than 10% of annualized base rent) of our real estate portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	29	$29,069	22.3%
Computer System Design & Programming	10	19,980	15.3%
Mining, Oil & Gas Extraction	5	16,939	13.0%
Legal Services	34	15,087	11.6%
		$81,075	62.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. No other tenant industries accounted for more than 10% of annualized base rent.
The total cost of our real estate portfolio as of December 31, 2016 was $1.6 billion. Our real estate portfolio accounted for 99%, 97% and 95% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Real Estate-Related Investment
As of December 31, 2016, we owned one fixed-rate mortgage loan. We originally intended to hold our real estate-related investment until maturity. However, economic and market conditions may influence us to hold it for a different period of time. We may sell our mortgage loan before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
The total cost and book value of our real estate-related investment as of December 31, 2016 were $14.1 million and $14.1 million, respectively. Our real estate-related investments accounted for 1%, 3% and 5% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The annualized effective interest rate on our real estate-related investment was 7.6% as of December 31, 2016.
Financing Objectives
We financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2016, the weighted-average interest rate on our debt was 2.9%.
We borrow funds at both fixed and variable rates; as of December 31, 2016, we had $140.0 million and $384.3 million of fixed and variable rate debt outstanding, respectively. Of the variable rate debt outstanding, approximately $106.6 million was effectively fixed through the use of interest rate swap agreements. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2016 were 3.5% and 2.7%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2016, where applicable.
The following is a schedule of maturities, including principal amortization payments, for all of our notes payable outstanding as of December 31, 2016 (in thousands):

2017	$386,076
2018	2,750
2019	2,848
2020	132,622
$524,296
We plan to exercise our extension options available under our loan agreements or pay-off or refinance the related notes payable prior to their maturity dates.
We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed this limitation on borrowings during any quarter of 2016. As of December 31, 2016, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.

At a duration of 91 months (as of year-end 2016), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In December 2016, the U.S. Federal Reserve (the “FED”) increased interest rates for the second time since the 2008-2009 financial crisis. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. Real gross domestic product (“GDP”) growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, particularly from China. With a backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar has remained a safe haven currency. The volume of available capital that is seeking “core” properties has helped to push the pricing of some assets past prior peaks, making some markets look expensive. Reduced leverage ratios have shifted more risk toward the equity investor. Traditional sources of capital are favoring a “risk-off” approach, where investors’ appetite for risk falls, when valuing investments. Investors acquiring properties are extremely selective, with cap rate compression having spread into secondary markets over the last two years. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are attempting to adjust to new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
A major factor contributing to the strength of the real estate cycle is the difficulty of securing construction financing. Lack of construction financing is effectively keeping an oversupply of commercial real estate, which is typical late in a real estate cycle, from emerging. Bank regulators and new risk-based capital guidelines have enforced discipline in lending, which has helped reduce new construction.
Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, the uncertainty regarding the political, regulatory and economic environments has introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The FED increased interest rates in the fourth quarter of 2015 and again in December 2016. The real estate and finance markets anticipate further rate increases as long as the economy remains strong. If this trend continues, management will review our debt financing strategies to optimize the cost of our debt exposure.
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
As of December 31, 2016, we had a fixed-rate real estate loan receivable with an outstanding principal balance of $14.1 million and a carrying value (including unamortized origination and closing costs) of $14.1 million that matures in 2018.

Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Short-term interest rates in the United States have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2016, we had debt obligations in the aggregate principal amount of $524.3 million with a weighted-average remaining term of 1.2 years. We had a total of $140.0 million of fixed rate notes payable and $384.3 million of variable rate notes payable as of December 31, 2016. The interest rates on $106.6 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of December 31, 2016, we had a total of $384.3 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay off or refinance the related notes payable prior to their maturity dates.
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
Industry Segments
As of December 31, 2016, we aggregated our investments into one reportable business segment. We considered both quantitative and qualitative thresholds and determined that our investment in a real estate loan receivable does not constitute a reportable segment. Prior to the reporting period commencing on January 1, 2016, we had identified two reportable business segments based on our investment types: real estate and real estate-related. However, based on our current investment portfolio, we do not believe that our investment in a real estate-related investment is a reportable segment.
Employees
We have no paid employees. The employees of our advisor and its affiliates provide management, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 800 Newport Center Drive, Suite 700, Newport Beach, CA 92660. Our telephone number, general facsimile number and website address are (949) 417-6500, (949) 417-6501 and www.kbsreitii.com, respectively.
Available Information
Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, www.kbsreitii.com, or through the SEC’s website, www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price, adjusted for special distributions, and the estimated value per share.
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
On May 15, 2014, our board of directors amended and restated our share redemption program to provide only for redemptions sought in connection with a Special Redemption. Such Special Redemptions are subject to an annual dollar limitation. On December 9, 2016, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2017 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
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
Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price at which we sold the shares in our public offering, adjusted for special distributions, and to the estimated value per share. It is also likely that our shares would not be accepted as the primary collateral for a loan.
We face significant competition for tenants and in the disposition of our assets, which may limit our ability pay distributions to stockholders or reduce the value of an investment in us.
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
We relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. We also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Volatile market conditions and a challenging global macro-economic environment may interfere with the implementation of our business strategy and/or force us to modify it.
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
Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source.  If we fund distributions from financings or future offerings or sources other than our cash flow from operations, the overall return to our stockholders may be reduced.  To date, we have funded total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations, debt financing, proceeds from the payoff or sale of our real estate loans receivable and proceeds from the sales of real estate properties. Other than distributions paid from the sale of assets and the maturity, payoff or settlement of our debt investment, we currently expect that our distributions will generally be paid from cash flow from operations and funds from operations from current or prior periods. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of our debt investment, this will affect our ability to generate cash flow from operations in future periods.  In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations. We can give no assurance regarding the timing, amount or source of future distributions. For the year ended December 31, 2016, we paid aggregate distributions of $53.4 million, all of which were paid in cash.

Funds from operations and cash flow from operations during the year ended December 31, 2016 were $66.4 million and $54.4 million, respectively.  We funded our total distributions paid with $51.1 million of current period cash flow from operations and $2.3 million of cash on hand. For a reconciliation of funds from operations to net income, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”
During the year ended December 31, 2016, we sold one office/flex property. During the year ended December 31, 2015, we sold one office property and received the repayment of one of our real estate loans receivable. During the year ended December 31, 2014, we sold 15 real estate properties and received the repayment of three of our real estate loans receivable. As a result, our general and administrative expenses as a percentage of our cash flow from operations has increased and this increase was significant.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements and our real estate-related investment generates cash flow in the form of interest income. During the year ended December 31, 2016, we disposed of one office/flex property. During the year ended December 31, 2015, we disposed of one office property. Additionally, we received the repayment of one of our real estate loans receivable. During the year ended December 31, 2014, we sold 15 real estate properties and received the repayment of three of our real estate loans receivable. As a result, our cash flow from operations has decreased. Our general and administrative expenses are not directly related to the size of our portfolio and thus will not decrease proportionately. As a result, our general and administrative expenses as a percentage of cash flow from operations has increased significantly and, depending on the amount of assets we sell in the future, this increase could become even more significant.
The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment management and disposition strategies, which could limit our ability to pay distributions and decrease the value of an investment in our shares.
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
We can give no assurances regarding any particular transaction in connection with the exploration of strategic alternatives and the marketing of some of our assets for sale.
Although the Special Committee engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interests and the best interests of our stockholders to sell one or more of our assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interests and the best interests of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we have begun the process of exploring strategic alternatives and intend to market some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.

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
KBS Capital Advisors faces conflicts of interest relating to the leasing and disposition of properties and such conflicts may not be resolved in our favor, which could limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall investment return.
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
In addition, we and other KBS-sponsored programs and KBS-advised investors rely on our sponsors and other key real estate professionals at our advisor to sell our properties. These KBS-sponsored programs and KBS-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to pay distributions and reduce our stockholders’ overall investment return.

Our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS–sponsored programs and KBS-advised investors. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS–sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane are executive officers of KBS REIT I and KBS REIT III. Messrs. Bren, Hall, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS Growth & Income REIT. Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are also executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Waldvogel and Ms. Yamane are also executive officers of KBS Legacy Partners Apartment REIT. Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of private KBS–sponsored programs and the investment advisors to KBS-advised investors. In addition, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT have announced that they are exploring strategic alternatives, and KBS REIT I has announced the passage by its stockholders of a plan of complete liquidation and dissolution of KBS REIT I, the pursuit of each of which would create further demands on the time of our advisor’s real estate, debt finance, management and accounting professionals.
As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, KBS Capital Advisors, other KBS-sponsored programs and KBS-advised investors, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS–sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT I, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.

Our board of directors’ loyalties to KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT I and KBS REIT III and one of our directors is also a director of KBS Growth & Income REIT. One of our directors is also a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. The loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, and KBS Growth & Income REIT or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

•
A decision of the board, the conflicts committee or the Special Committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.

Because our independent directors are also independent directors of KBS REIT I and KBS REIT III, they receive compensation for service on the board of directors of KBS REIT I and KBS REIT III. Like us, KBS REIT I and KBS REIT III each pays each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each conflicts or audit committee meeting attended (except that the committee chairman is paid $3,000 for each conflicts or audit committee meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference conflicts or audit committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference conflicts or audit committee meeting attended). In addition, like us, KBS REIT I also pays each independent director compensation for attending Special Committee meetings as follows: (i) $2,000 for each Special Committee meeting attended (except that the committee chairman is paid $3,000 for each Special Committee meeting attended) and (ii) $2,000 for each teleconference Special Committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference Special Committee meeting attended). In addition, like us, KBS REIT I and KBS REIT III each reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of their boards of directors.
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

We believe neither we nor our Operating Partnership is required to register as an investment company based on the following analysis. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
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

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
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
Our share redemption program only provides for Special Redemptions. We currently do not expect to have funds available for ordinary redemptions in the future.
Our share redemption program only provides for Special Redemptions. Such Special Redemptions are subject to an annual dollar limitation. On December 9, 2016, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2017 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2017 will be sufficient for these Special Redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time.
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

Pursuant to our share redemption program, the redemption price per share for eligible redemptions is equal to the estimated value per share. On December 14, 2016, our board of directors approved an estimated value per share of our common stock of $5.49 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2016. Therefore, commencing with the December 30, 2016 redemption date, the redemption price for all shares eligible for redemption is $5.49 (unaudited) per share. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 14, 2016. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2017.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 14, 2016, our board of directors approved an estimated value per share of our common stock of $5.49 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2016. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers (“NASD”) Conduct Rule 2340, as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). The estimated value per share was based on the recommendation and valuation performed by our advisor. We engaged CBRE, Inc. (“CBRE”) an independent, third-party real estate valuation firm, to provide appraisals for our real estate properties.
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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2017.

In addition, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to fluctuations in the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 14, 2016, including:

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
We may also pay significant fees during our liquidation stage. Although most of the fees expected to be paid during our liquidation stage are contingent on our stockholders first receiving agreed-upon investment returns, the investment-return thresholds may be reduced with the approval of our conflicts committee and subject to the other limitations in our charter.
Therefore, these fees increase the risk that the cash available for distribution to common stockholders upon a liquidation of our portfolio would be less than stockholders paid for our shares. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit.
If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations, such as borrowings, asset sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flow or decline in value, or both, which would limit our ability to pay distributions to our stockholders and could reduce the value of our stockholders’ investment in us.

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
Our operating results and the performance of our properties are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:

•	downturns in national, regional and local economic conditions;

•	competition from other office buildings;

•	adverse local conditions, such as oversupply or reduction in demand for office buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax (including real and personal property tax), real estate, environmental and zoning laws;

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
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
Since breaking escrow in June 2008, we made acquisitions of real estate and real estate-related assets based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected we may have less cash flow from operations available to fund distributions and stockholders’ returns may be reduced.

We acquired the 100 & 200 Campus Drive Buildings on September 9, 2008, the 300-600 Campus Drive Buildings on October 10, 2008, Union Bank Plaza on September 15, 2010 and Corporate Technology Center on March 28, 2013. A significant percentage of our assets is invested in the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Union Bank Plaza and Corporate Technology Center and the value of our stockholders’ investment in us will fluctuate with the performance of these investments.
The 100 & 200 Campus Drive Buildings represented 10.4% of our total assets and represented approximately 7.9% of our total annualized base rent as of December 31, 2016. The 300-600 Campus Drive Buildings represented 11.7% of our total assets and represented approximately 13.4% of our total annualized base rent as of December 31, 2016. Union Bank Plaza represented approximately 13.4% of our total assets and represented approximately 16.7% of our total annualized base rent as of December 31, 2016. Corporate Technology Center represented approximately 15.6% of our total assets and represented approximately 14.2% of our total annualized base rent as of December 31, 2016. As a result, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Florham Park, New Jersey, Los Angeles and San Jose real estate markets, respectively. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.
Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2016, our real estate properties in California and New Jersey represented 33.8% and 22.1% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to stockholders.
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
We depend on tenants for our revenue generated by our real estate investments and, accordingly, our ability to pay distributions to our stockholders is partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to pay distributions to our stockholders.
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
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow, limit our ability to pay distributions to our stockholders and reduce the value of our stockholders’ investment in us.
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
Our real estate loan investment is illiquid and we may not be able to adjust this portion of our portfolio in response to changes in economic and other conditions.
Our real estate loan investment is illiquid. As a result, our ability to vary this portion of our portfolio in response to changes in economic and other conditions may be relatively limited.

We depend on the borrower for the revenue generated by our real estate-related investment and, accordingly, our revenue and our ability to pay distributions to our stockholders are partially dependent upon the success and economic viability of such borrower.
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, but not by way of limitation, the Dodd-Frank Act and the rule making thereunder provides for significantly increased regulation of the derivative transactions used to affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to an exemption for end-users of swaps upon which we and our subsidiaries generally rely, mandated clearing of certain derivatives transactions through central counterparties and execution on regulated exchanges or execution facilities and, (iii) to the extent we are required to clear any such transactions, margin and collateral requirements. The imposition, or the failure to comply with, any of the foregoing requirements may have an adverse effect on our business and our stockholders’ return.
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

We have broad authority to incur debt and high debt levels could hinder our ability to pay distributions and decrease the value of our stockholders’ investment.
We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed this limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2016, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.
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
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2008. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to federal, state, local or other tax liabilities that reduce our cash flow and our ability to pay distributions to our stockholders.
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
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We intend to pay distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to pay distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forego otherwise attractive business opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.

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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in us.
Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (i) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (ii) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non-REIT corporations, if any, or (iii) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

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
If our assets are deemed to be plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if we or our advisor are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on their investment and our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2016, our portfolio of real estate consisted of ten office properties and an office campus consisting of eight office buildings, encompassing in the aggregate 5.1 million rentable square feet. The total cost of our portfolio of real estate was $1.6 billion. As of December 31, 2016, our portfolio of real estate was approximately 85% occupied, the annualized base rent was $130.3 million and the average annualized base rent per square foot of our portfolio of real estate was $29.96. The weighted-average remaining lease term of our portfolio of real estate (excluding options to extend) was 5.4 years. As of December 31, 2016, four properties represented more than 10% of our total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft. (2)	Occupancy	Weighted Average Remaining Lease Term
Corporate Technology Centre	San Jose, CA	610,083	$200,193	15.6%	$18,537	$30.38	100%	2.5 years
Union Bank Plaza	Los Angeles, CA	627,334	172,086	13.4%	21,769	40.35	86%	4.7 years
300-600 Campus Drive Buildings	Florham Park, NJ	578,402	151,043	11.7%	17,400	30.55	98%	10.3 years
100 & 200 Campus Drive Buildings	Florham Park, NJ	586,405	133,866	10.4%	10,235	30.78	57%	6.7 years
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our portfolio of real estate by rentable square footage and by annualized base rent as of December 31, 2016:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	53	$1,007	0.8%	53,337	1.2%
2017	54	12,058	9.3%	512,814	11.8%
2018	69	18,016	13.8%	622,792	14.3%
2019	48	8,715	6.7%	298,326	6.9%
2020	34	4,602	3.5%	152,562	3.5%
2021	36	14,406	11.1%	469,548	10.8%
2022	49	22,618	17.4%	611,309	14.1%
2023	32	13,728	10.5%	515,342	11.8%
2024	16	6,133	4.7%	202,614	4.7%
2025	17	7,997	6.1%	240,291	5.5%
2026	9	3,694	2.8%	115,193	2.6%
Thereafter (2)	26	17,342	13.3%	555,728	12.8%
Total	443	$130,316	100.0%	4,349,856	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight‑line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents leases expiring from 2027 through 2031.
For more information with respect to our tenants, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Concentration of Credit Risks
As of December 31, 2016, we had a concentration of credit risk related to the following tenant lease that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration(2)(3)
Union Bank	Union Bank Plaza	Finance	374,658	8.6%	$15,591	12.0%	$41.61	04/30/2017 / 01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2016 and does not take into account any tenant renewal or termination options.
(3) Of the 374,658 rentable square feet occupied by the tenant, a total of 31,946 rentable square feet will expire on April 30, 2017. With respect to the lease that expires on January 31, 2022, Union Bank has two options to extend the term of this lease for three, four, five, six or seven years per option term, provided that the combined renewal option terms do not exceed 10 years. If Union Bank elects to exercise it extension options, it must extend the lease on (i) the entire office premise or (ii) no less than 200,000 rentable square feet consisting of full floors only plus either all or none of both the retail and vault space.

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
Stockholder Information
As of March 8, 2017, we had approximately 188.6 million shares of common stock outstanding held by a total of approximately 47,500 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $5.49 (unaudited) per share as of December 31, 2016. This estimated value per share is based on our board of directors’ approval on December 14, 2016 of an estimated value per share of our common stock of $5.49 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2016. There were no material changes between September 30, 2016 and December 14, 2016 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our 11 real estate properties held as of September 30, 2016 was based on appraisals performed by CBRE, an independent third-party valuation firm. CBRE prepared appraisal reports, summarizing key inputs and assumptions, for each of our real estate properties. Our advisor performed valuations with respect to our real estate-related investments, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Our advisor used the appraised values of our real estate properties, together with our advisor’s estimated value of each of our other assets and our liabilities, to calculate and recommend an estimated value per share of our common stock. Based on (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal reports prepared by CBRE and our advisor’s estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process, and (iii) other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to our board of directors that it adopt $5.49 (unaudited) as the estimated value per share of our common stock. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $5.49 (unaudited) as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 14, 2016, as well as the calculation of our prior estimated value per share as of December 8, 2015:

	December 14, 2016 Estimated Value per Share	December 8, 2015 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$8.00	$8.09	$(0.09)
Real estate-related investments	0.07	0.08	(0.01)
Cash (3)	0.31	1.28	(0.97)
Other assets	0.02	0.02	—
Mortgage debt (4)	(2.79)	(3.71)	0.92
Other liabilities	(0.12)	(0.14)	0.02
Estimated value per share	$5.49	$5.62	$(0.13)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$5.49	$5.62	$(0.13)
_____________________
(1) The December 8, 2015 estimated value per share was based upon the recommendation and valuation of our advisor. Our advisor’s valuation of our real estate properties was based on appraisals of our 12 real estate properties held as of September 30, 2015 performed by CBRE. Our advisor performed valuations of our real estate-related investment, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 8, 2015 estimated value per share and the assumptions and methodologies used by CBRE and our advisor, see our Current Report on Form 8-K filed with the SEC on December 9, 2015.
(2) The decrease in the estimated value of real estate properties per share was primarily due to the sale of one real estate property and decreases in the appraised values of the real estate properties, partially offset by capital additions subsequent to September 30, 2015.
(3) The decrease in cash per share was primarily due to principal repayments on our mortgage debt.
(4) The decrease in the estimated value of mortgage debt per share was primarily due to principal repayments to pay off certain mortgages, a principal repayment as a result of the sale of one real estate property and amortizing principal payments subsequent to September 30, 2015.
The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $5.62 (unaudited) to $5.49 (unaudited).  The changes are not equal to the change in values of each asset and liability group presented in the table above due to asset sales or payoffs, debt repayments and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Calculation of Estimated Value per Share
December 8, 2015 estimated value per share	$5.62
Changes to estimated value per share
Real estate
Real estate properties	0.10
Property sold through September 30, 2016	(0.02)
Capital expenditures on real estate	(0.26)
Total change related to real estate	(0.18)
Operating cash flows in excess of monthly distributions declared (1)	0.04
Notes payable	0.01
Other changes, net	—
Total change in estimated value per share	$(0.13)
December 14, 2016 estimated value per share	$5.49
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
Our estimated value per share takes into consideration any potential liability related to a subordinated participation in cash flows our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the subordinated participation in cash flows.
As of December 14, 2016, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
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
_____________________
(1) CBRE is actively engaged in the business of appraising commercial real estate properties similar to those we own in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged CBRE to deliver appraisal reports relating to our real estate properties and CBRE received fees upon the delivery of such reports. In addition, we have agreed to indemnify CBRE against certain liabilities arising out of this engagement. CBRE is an affiliate of CBRE Group, Inc., a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. In the two years prior to December 14, 2016, CBRE and its affiliates provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and have received fees in connection with such services. CBRE and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser as certified in the applicable appraisal report.
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
Although CBRE considered any comments to its appraisal reports received from us or our advisor, the final appraised values of our real estate properties were determined by CBRE.  The appraisal reports for our real estate properties are addressed solely to us to assist our advisor in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, CBRE did not solicit third-party indications of interest for our real estate properties. In preparing its appraisal reports, CBRE also did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. While CBRE was responsible for providing appraisals of our real estate properties for us, CBRE was not responsible for, did not calculate, and did not participate in, the determination of the estimated value per share of our common stock.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to CBRE’s appraisal reports. All of the CBRE appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
As of September 30, 2016, we owned 11 real estate properties (consisting of 10 office properties and an office campus consisting of eight office buildings). CBRE appraised each of our real estate properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of the properties. CBRE calculated the discounted cash flow value of our real estate properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value our real estate properties based on recent comparable market transactions adjusted for unique property and market-specific factors.
The total appraised value of our real estate properties as of September 30, 2016 was $1.511 billion. The total cost basis of these properties as of September 30, 2016 was $1.608 billion. This amount includes the purchase price of $1.407 billion, $182.4 million in capital expenditures, leasing commissions and tenant improvements since inception and $18.6 million of acquisition fees and expenses. The appraised value of our real estate properties as of September 30, 2016 compared to the total acquisition cost of these properties plus subsequent capital expenditures, leasing commissions and tenant improvements and acquisition fees and expenses through September 30, 2016, results in an overall decrease in the real estate value of the properties of approximately 6.02%.

The following table summarizes the key assumptions that CBRE used in the 10-year discounted cash flow models to arrive at the appraised values for our real estate properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.00% to 8.25%	6.99%
Discount rate	6.75% to 10.00%	8.08%
Net operating income compounded annual growth rate (1)	(1.73)% to 22.33%	4.88%
_____________________
(1) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the hold period of the property) net of expenses over the holding period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties. The high-end range in values reflects the lease up of a property with a considerable amount of vacancy and that was 52% leased as of September 30, 2016.
While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of our real estate properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates CBRE used to appraise our real estate properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.21	$(0.14)	$0.27	$(0.19)
Discount rates	0.19	(0.12)	0.28	(0.22)
Finally, each 1% change in the appraised value of our real estate properties would result in a change of $0.08 to the estimated value per share, assuming all other factors remain unchanged.
Real Estate Loan Receivable
As of September 30, 2016, we owned one real estate loan receivable. The estimated value for our real estate loan receivable is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2016, but does not equal the book value of the loan in accordance with GAAP. The value of the real estate loan receivable was estimated by applying a discounted cash flow analysis over the remaining expected life of the investment, excluding any potential transaction costs. The cash flow estimate used in the analysis during the term of the investment was based on the investment’s contractual cash flow, which we anticipate we will receive. The expected cash flow for the loan was discounted at a rate that we expect a market participant would require for an instrument with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral, current performance, credit enhancements and other factors.
The cost of our real estate loan receivable was $14.1 million, including $23,000 of origination fees and costs and $0.4 million of principal repayments. As of September 30, 2016, the fair value of our real estate loan receivable was $14.3 million and the outstanding principal balance was $14.1 million. The discount rate applied to the cash flow from the real estate loan receivable, which has a remaining term of 1.8 years, was approximately 7.0%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the fair value of our real estate loan receivable and thus, our estimated value per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share and, additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2016. The estimated value of our notes payable does not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.

As of September 30, 2016, the GAAP fair value and carrying value of our notes payable were $526.1 million and $523.8 million, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 2.85%. Our notes payable have a weighted-average remaining term of 1.3 years. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.01)	$0.01	$(0.01)	$0.01
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, capital expenditures payable, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the values of those balances were already considered in the valuation of the related asset or liability. Our advisor has also excluded redeemable common stock, as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
Limitations of the Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated value per share set forth above first appeared on the December 31, 2016 customer account statements that were mailed in January 2017. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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

Further, the estimated value per share as of December 14, 2016 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2016. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets and due to other factors. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of our debt obligations or termination of related swap agreements prior to expiration or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 3.5% of the gross sales price less concessions and credits, with the weighted average being approximately 2.3%.  If this range of disposition costs and fees was applied to our real estate properties, which do not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.14 to $0.28 per share. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2017.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$5.62	December 8, 2015	Current Report on Form 8-K, filed December 9, 2015
$5.86	December 4, 2014	Current Report on Form 8-K, filed December 4, 2014
$6.05 (1)	September 22, 2014	Current Report on Form 8-K, filed September 23, 2014
$10.29	December 18, 2013	Current Report on Form 8-K, filed December 19, 2013
$10.29	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$10.11	December 19, 2011	Current Report on Form 8-K, filed December 21, 2011
_____________________
(1) The estimated value per share of $6.05 resulted, in part, from the payment of a special distribution of $4.50 per share of common stock to stockholders of record as of September 15, 2014. Excluding the impact of the special distribution, our estimated value per share of common stock would have been $10.55 as of September 22, 2014. Our board of directors declared special distributions in the amount of $3.75, $0.30 and $0.45 per share on the outstanding shares of our common stock on July 8, 2014, August 5, 2014 and August 29, 2014, respectively, for an aggregate amount of $4.50 per share of common stock, to all stockholders of record as of the close of business on September 15, 2014. These special distributions were paid on September 23, 2014 and were funded from our proceeds from the disposition of nine real estate properties between May 2014 and August 2014 as well as cash on hand resulting primarily from the repayment or sale of five real estate loans receivable during 2013 and 2014.
Distribution Information
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under our mortgage loan investment).
During the year ended December 31, 2016, we sold one office/flex property. During the year ended December 31, 2015, we sold one office property and received the repayment of one of our real estate loans receivable, and during the year ended December 31, 2014, we sold 15 real estate properties and received repayments on three of our real estate loans receivable. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Our focus in 2017 is to: continue to strategically sell assets and consider paying special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital projects, such as renovations or amenity enhancements, to attract quality buyers; and finalize the strategic alternatives assessment and decide on a course of action. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.

Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Market Outlook — Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “ — Results of Operations” herein. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrower to continue to make debt service payments and/or to repay its loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.
Our board has the authority under our organizational documents, to the extent permitted by Maryland law, to pay distributions from any source, including proceeds from the issuance of securities in the future. Our board of directors has not pre-established a percentage range of return for distributions to stockholders or a minimum distribution level, and our charter does not require that we pay distributions to our stockholders. The rate will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant.
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
Distributions declared per common share were $0.281 and $0.293 in the aggregate for the years ended December 31, 2016 and 2015, respectively. Distributions per common share were based on a monthly record date for each month during the period commencing January 2015 through December 2016.
Other than special distributions, distributions are generally paid on or about the first business day of the following month. Distributions declared during 2015 and 2016, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,235	$13,218	$13,350	$13,337	$53,140
Total Per Share Distribution	$0.070	$0.070	$0.070	$0.071	$0.281
	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,764	$13,907	$14,039	$14,027	$55,737
Total Per Share Distribution	$0.072	$0.073	$0.074	$0.074	$0.293
The tax composition of our distributions declared for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
Ordinary Income	38%	33%
Capital Gain	15%	17%
Return of Capital	47%	50%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”

On January 27, 2017, our board of directors declared a distribution in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on January 27, 2017, which we paid on February 1, 2017, and a distribution in the amount of $0.02105753 per share of common stock to stockholders of record as of the close of business on February 20, 2017, which we paid on March 1, 2017. On March 10, 2017, our board of directors declared a March 2017 distribution in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on March 20, 2017, which we expect to pay in April 2017, and an April 2017 distribution in the amount of $0.02256164 per share of common stock to stockholders of record as of the close of business on April 20, 2017, which we expect to pay in May 2017. Distributions are paid on or about the first business day of the following month.
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document, and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:

•
During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On December 8, 2015, the board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2016 of $10.0 million in the aggregate. On December 9, 2016, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2017 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

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
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $5.62 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2015. The change in the redemption price became effective for the December 2015 redemption date, which was December 31, 2015, and was effective through the November 2016 redemption date. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December 2015 estimated value per share, see our Current Report on Form 8-K, filed with the SEC on December 9, 2015.

On December 14, 2016, our board of directors approved an estimated value per share of our common stock of $5.49 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2016. The change in the redemption price became effective for the December 2016 redemption date, which was December 30, 2016, and will be effective until the estimated value per share is updated. We expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2017. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
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
We funded redemptions during the year ended December 31, 2016 with proceeds from the sale of real estate properties and existing cash on hand. During the year ended December 31, 2016, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	144,319	$5.62	(3)
February 2016	58,650	$5.62	(3)
March 2016	96,588	$5.62	(3)
April 2016	57,390	$5.62	(3)
May 2016	88,586	$5.62	(3)
June 2016	40,535	$5.62	(3)
July 2016	57,742	$5.62	(3)
August 2016	83,001	$5.62	(3)
September 2016	61,322	$5.62	(3)
October 2016	59,469	$5.62	(3)
November 2016	16,947	$5.62	(3)
December 2016	71,684	$5.49	(3)
Total	836,233
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
(2) During the year ended December 31, 2016, shares eligible for redemption were redeemed at the prices set forth above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. During the year ended December 31, 2016, we redeemed $4.7 million of shares of common stock. The only redemptions we made under our share redemption program during the year ended December 31, 2016 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program. For the year ended December 31, 2016, we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. On December 9, 2016, our board of directors approved an annual dollar limitation for Special Redemptions of $10.0 million in the aggregate for the calendar year 2017. Based on the redemption limitations described above in our share redemption program and redemptions through February 28, 2017, we may redeem up to $9.3 million of shares in connection with Special Redemptions for the remainder of 2017.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data
Total real estate and real estate-related investments, net	$1,139,815	$1,192,512	$1,389,608	$2,620,088	$2,640,501
Total assets	1,286,780	1,364,530	1,654,323	2,946,499	2,814,921
Total notes payable, net	523,771	546,077	787,418	1,513,551	1,327,486
Total liabilities	559,873	596,600	844,796	1,606,455	1,419,464
Redeemable common stock	10,000	10,000	10,000	70,562	66,426
Total stockholders’ equity	716,907	757,930	799,527	1,269,482	1,329,031

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data
Total revenues	$155,456	$165,295	$279,400	$360,634	$348,137
Income from continuing operations (1)	16,747	18,377	445,507	55,779	45,962
Income from continuing operations per common share - basic and diluted (1)	0.09	0.10	2.33	0.29	0.24
Net income	16,747	18,377	445,507	55,779	48,374
Net income per common share, basic and diluted	0.09	0.10	2.33	0.29	0.25
Other Data
Cash flows provided by operations	54,392	42,189	67,226	133,146	128,661
Cash flows provided by (used in) investing activities	2,940	157,128	1,657,313	(71,706)	22,510
Cash flows (used in) provided by financing activities	(82,116)	(306,598)	(1,719,670)	65,212	(198,343)
Distributions declared	53,140	55,737	966,916	135.384	123,974
Distributions declared per common share (2)	0.281	0.293	5.066	0.704	0.650
Weighted -average number of common shares outstanding, basic and diluted	189,111,086	190,227,577	191,346,949	192,370,985	190,787,460
Reconciliation of funds from operations (3)
Net income	$16,747	$18,377	$445,507	$55,779	$48,374
Depreciation of real estate assets	36,770	33,235	40,408	58,157	53,521
Depreciation of real estate assets - discontinued operations	—	—	—	—	78
Amortization of lease-related costs	21,998	23,036	37,580	62,621	71,412
Amortization of lease-related costs - discontinued operations	—	—	—	—	134
Impairment charge on real estate	—	23,082	15,601	—	—
Gain on payoff or sale of real estate loans receivable	—	—	—	(29,073)	(14,884)
Gain on sales of real estate, net	(9,093)	(27,421)	(441,640)	—	—
Gain on sales of real estate, net - discontinued operations	—	—	—	—	(2,471)
Loss on sale of marketable securities	—	—	331	—	—
FFO	$66,422	$70,309	$97,787	$147,484	$156,164
_____________________
(1) Amounts include certain properties in continuing operations that were sold as of December 31, 2016 in accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). See Note 6. “Real Estate Sales,” for more information on the Company's real estate sold as of December 31, 2016.
(2) For more information related to distributions declared per common share for the years ended December 31, 2016 and 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.”
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
We invested in a diverse portfolio of real estate and real estate-related investments. As of December 31, 2016, we owned 11 real estate properties (consisting of 10 office properties and an office campus consisting of eight office buildings) and one real estate loan receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2016, we had redeemed 24,885,185 shares sold in our offering for $240.1 million.
On January 27, 2016, our board of directors formed the Special Committee composed of all of our independent directors to explore the availability of strategic alternatives involving us. As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore to act as our financial advisor and to assist us and the Special Committee with this process. Under the terms of the engagement, Evercore provided various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Although the Special Committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all.
While the Special Committee continues to explore strategic alternatives for us, the Special Committee has determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell one or more of our assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we have begun the process of exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Our focus in 2017 is to: continue to strategically sell assets and consider special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital projects, such as renovations or amenity enhancements, to attract quality buyers; and finalize the strategic alternatives assessment and decide on a course of action.

Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, the uncertainty regarding the political, regulatory and economic environments has introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The FED increased interest rates in the fourth quarter of 2015 and again in December 2016. The real estate and finance markets anticipate further rate increases as long as the economy remains strong. If this trend continues, management will review our debt financing strategies to optimize the cost of our debt exposure.
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
As of December 31, 2016, we had a fixed-rate real estate loan receivable with an outstanding principal balance of $14.1 million and a carrying value (including unamortized origination and closing costs) of $14.1 million that matures in 2018.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Short-term interest rates in the United States have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2016, we had debt obligations in the aggregate principal amount of $524.3 million with a weighted-average remaining term of 1.2 years. We had a total of $140.0 million of fixed rate notes payable and $384.3 million of variable rate notes payable as of December 31, 2016. The interest rates on $106.6 million of our variable rate notes payable are effectively fixed through interest rate swap agreements. As of December 31, 2016, we had a total of $384.3 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements, if applicable, or pay down or refinance the related notes payable prior to their maturity dates.

Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; Special Redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders.
We intend to use our cash on hand, cash flow generated by our real estate properties and real estate-related investment, proceeds from debt financing, proceeds from the sale of real estate properties and possibly the principal repayment on or sale of our real estate loan receivable as our primary sources of immediate and long-term liquidity. As of December 31, 2016, we had an aggregate of $41.0 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements.
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 9, 2016, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2017 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2016, our real estate was 85% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of December 31, 2016, the borrower under our real estate loan receivable was current on its debt service payments to us.
For the year ended December 31, 2016, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff or sale of real estate loans receivable and proceeds from the sales of real estate properties from prior periods. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the year ended December 31, 2016 using cash flows from operations and cash on hand. We believe that our cash on hand, cash flow from operations, availability under our credit facilities, proceeds from the sales of real estate properties and the repayment of or sale of our real estate loan receivable will be sufficient to meet our liquidity needs for the foreseeable future. As of December 31, 2016, we had a total of $384.3 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements, if applicable, or pay down or refinance the related notes payable prior to their maturity dates.
On December 14, 2016, our board of directors approved an estimated value per share of our common stock of $5.49 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2016. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.

On January 27, 2016, our board of directors formed the Special Committee, which is composed of all of our independent directors, to explore the availability of strategic alternatives involving us. As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore to act as our financial advisor and to assist us and the Special Committee with this process. Under the terms of the engagement, Evercore provided various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Although the Special Committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all.
While the Special Committee continues to explore strategic alternatives for us, the Special Committee has determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell one or more of our assets, and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we have begun the process of exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Cash Flows from Operating Activities
As of December 31, 2016, we owned 11 real estate properties (consisting of 10 office properties and an office campus consisting of eight office buildings) and one real estate loan receivable. During the year ended December 31, 2016, net cash provided by operating activities was $54.4 million, compared to $42.2 million during the year ended December 31, 2015. The increase in net cash provided by operating activities was primarily due to the timing of lease commission payments. We anticipate cash flows from operating activities to decrease to the extent we make additional asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $2.9 million for the year ended December 31, 2016, and primarily consisted of the following:

•	$41.2 million of proceeds from the sale of one office/flex property; and

•	$38.4 million used for improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2016, net cash used in financing activities was $82.1 million and consisted primarily of the following:

•	$53.4 million of cash distributions;

•	$40.2 million of principal payments on notes payable;

•	$17.0 million of proceeds from note payable; and

•	$4.7 million of cash used for redemptions of common stock.
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

As of December 31, 2016, we had $48.0 million of cash and cash equivalents and up to $41.0 million available for future disbursements under two credit facilities, subject to certain conditions and restrictions set forth in the respective loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2016, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2017	2018-2019	2020
Outstanding debt obligations (1)	$524,296	$386,076	$5,598	$132,622
Interest payments on outstanding debt obligations (2)	25,152	14,119	9,490	1,543
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $15.2 million, excluding net unrealized gains on interest rate swap agreements of $0.5 million, swap termination expense of $0.2 million and amortization of deferred financing costs totaling $1.8 million during the year ended December 31, 2016.
Results of Operations
Overview
As of December 31, 2015, we owned 10 office properties, one office/flex property, an office campus consisting of eight office buildings and one real estate loan receivable. Subsequent to December 31, 2015, we sold one office/flex property. As a result, as of December 31, 2016, we owned 10 office properties, an office campus consisting of eight office buildings and one real estate loan receivable. The results of operations presented for the years ended December 31, 2016 and 2015 are not directly comparable due to the dispositions of two real estate properties and the repayment of one real estate loan receivable subsequent to January 1, 2015. In general, we expect income and expenses to decrease in future periods due to disposition activity.

Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015
The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$133,408	$138,745	$(5,337)	(4)%	$(3,918)	$(1,419)
Tenant reimbursements	14,108	14,749	(641)	(4)%	(688)	47
Interest income from real estate loans receivable	1,075	4,552	(3,477)	(76)%	(3,470)	(7)
Other operating income	6,865	7,249	(384)	(5)%	(125)	(259)
Operating, maintenance, and management costs	34,603	36,069	(1,466)	(4)%	(733)	(733)
Real estate taxes and insurance	20,128	20,528	(400)	(2)%	(590)	190
Asset management fees to affiliate	11,811	12,082	(271)	(2)%	(527)	256
General and administrative expenses	6,370	4,485	1,885	42%	n/a	n/a
Depreciation and amortization	58,768	56,271	2,497	4%	(757)	3,254
Interest expense	16,651	22,115	(5,464)	(25)%	(610)	(4,854)
Impairment charge on real estate	—	23,082	(23,082)	(100)%	—	(23,082)
Other interest income	529	293	236	81%	n/a	n/a
Gain on sale of real estate, net	9,093	27,421	(18,328)	(67)%	(18,328)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 related to real estate and real estate-related investments disposed of on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $153.5 million for the year ended December 31, 2015 to $147.5 million for the year ended December 31, 2016, primarily due to the dispositions of two real estate properties subsequent to January 1, 2015, and a net decrease in rental income from properties held throughout both periods.  Rental income related to properties held throughout both periods decreased primarily due to an overall decrease in occupancy in such properties of 1% and an aggregate decrease in average annualized base rent per square foot in such properties of 0.4%. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the anticipated dispositions of real estate properties. For the years ended December 31, 2016 and 2015, rental income and tenant reimbursements from our real estate properties sold were $1.4 million and $6.0 million, respectively.
Interest income from our real estate loans receivable, recognized using the interest method, decreased from $4.6 million for the year ended December 31, 2015 to $1.1 million for the year ended December 31, 2016, primarily as a result of the payoff of a real estate loan receivable in August 2015. Interest income from real estate loans receivable in future periods compared to historical periods will decrease as a result of the payoff or sale of our real estate loan receivable.
Other operating income decreased from $7.2 million for the year ended December 31, 2015 to $6.9 million for the year ended December 31, 2016, primarily due to the dispositions of two real estate properties subsequent to January 1, 2015 and a decrease in parking revenues for properties held throughout both periods. Overall, we expect other operating income to decrease in future periods due to anticipated dispositions of real estate properties. For the years ended December 31, 2016 and 2015, other operating income from our real estate properties sold was $0 and $0.1 million, respectively.
Operating, maintenance and management costs decreased from $36.1 million for the year ended December 31, 2015 to $34.6 million for the year ended December 31, 2016. The decrease was primarily due to the dispositions of two real estate properties subsequent to January 1, 2015 and a decrease in snow removal costs and utility costs for properties held throughout both periods. Operating, maintenance and management costs may increase in future periods, as compared to historical periods, as a result of inflation. Overall, we expect operating, maintenance and management costs to decrease in future periods due to the anticipated dispositions of real estate properties. For the years ended December 31, 2016 and 2015, operating, maintenance and management costs from our real estate properties sold were $37,000 and $0.8 million, respectively.

Real estate taxes and insurance decreased from $20.5 million for the year ended December 31, 2015 to $20.1 million for the year ended December 31, 2016. This decrease was primarily due to the dispositions of two real estate properties subsequent to January 1, 2015, partially offset by a net increase in real estate taxes and insurance for properties held throughout both periods. We expect real estate taxes and insurance to decrease in future periods due to the anticipated dispositions of real estate properties. For the years ended December 31, 2016 and 2015, real estate taxes and insurance from our real estate properties sold were $0.3 million and $0.9 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased from $12.1 million for the year ended December 31, 2015 to $11.8 million for the year ended December 31, 2016, due to the disposition of two real estate properties and the payoff of a real estate loan receivable subsequent to January 1, 2015, partially offset by an increase in asset management fees due to an overall increase in the average total real estate balance for properties held throughout both periods. All asset management fees incurred as of December 31, 2016 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales or other dispositions. For the years ended December 31, 2016 and 2015, asset management fees from our real estate and real estate-related investments sold or otherwise disposed of were $0.1 million and $0.6 million, respectively.
General and administrative expenses increased from $4.5 million for the year ended December 31, 2015 to $6.4 million for the year ended December 31, 2016. This increase was primarily due to professional fees related to the Special Committee’s engagement of Evercore to act as our financial advisor and legal fees related to the anticipated dispositions of our real estate properties. See “—Liquidity and Capital Resources” for our discussion on the engagement of Evercore.
Depreciation and amortization increased from $56.3 million for the year ended December 31, 2015 to $58.8 million for the year ended December 31, 2016, primarily due to the reclassification of two real estate properties from held for sale to held for investment, which resulted in a portion of the depreciation and amortization expense being classified as an impairment charge during the year ended December 31, 2015. This increase was offset by a decrease in depreciation and amortization due to the disposition of two real estate properties subsequent to January 1, 2015. We expect depreciation and amortization to decrease in future periods due to the anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations. For the years ended December 31, 2016 and 2015, depreciation and amortization from our real estate properties sold or held for sale was $0.4 million and $1.1 million, respectively.
Interest expense decreased from $22.1 million for the year ended December 31, 2015 to $16.7 million for the year ended December 31, 2016. The decrease in interest expense is primarily due to an overall decrease to our total debt outstanding due to loan repayments in connection with dispositions of two real estate properties subsequent to January 1, 2015, and an overall decrease in the average loan balance of our existing notes payable related to properties held throughout both periods. Included in interest expense is the amortization of deferred financing costs of $2.0 million and $1.8 million for the years ended December 31, 2015 and 2016, respectively. Also included in interest expense during the years ended December 31, 2016 and 2015 were $0.2 million and $0.2 million of termination fees related to the payoff of loans secured by the real estate properties sold subsequent to January 1, 2015. During the years ended December 31, 2016 and 2015, we recorded $0.5 million and $2.4 million of unrealized gain on interest rate swaps, respectively. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facilities and any debt repayments we make. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. For the years ended December 31, 2016 and 2015, interest expense from our real estate properties sold was $0.5 million and $1.1 million, respectively.

During the year ended December 31, 2015, we recognized aggregate impairment charges of $23.1 million, including an impairment charge of $18.6 million to write-down the carrying value of the 100 & 200 Campus Drive Buildings, an office property located in Florham Park, New Jersey, to its estimated fair value as a result of changes in cash flow estimates. The decrease in cash flow projections was primarily due to (i) the lack of demand in the Florham Park office rental market resulting in slower rent growth and longer lease up periods and (ii) an increase in projected vacancy related to a tenant occupying 199,024 rentable square feet, or approximately 34% of the 100 & 200 Campus Drive Buildings. This tenant’s lease expired in November 2016. As a result, we revised our cash flow projections for longer lease up periods and additional tenant improvement costs and leasing concessions required to attract new tenants. In addition, during the year ended December 31, 2015, we recorded aggregate impairment charges of $4.5 million with respect to two real estate properties that were reclassified from held for sale to held for investment. The impairment charge was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense. We did not recognize any impairment charge during the year ended December 31, 2016.
We recognized a gain on sale of real estate of $9.1 million related to the disposition of one office/flex property during the year ended December 31, 2016. During the year ended December 31, 2015, we recognized a gain on sale of real estate of $27.4 million related to the disposition of one office property.
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

Other operating income decreased from $9.8 million for the year ended December 31, 2014 to $7.2 million for the year ended December 31, 2015, primarily due to the dispositions of real estate properties subsequent to January 1, 2014. For the years ended December 31, 2015 and 2014, other operating income from our real estate properties sold was $0.1 million and $2.8 million, respectively.
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
During the year ended December 31, 2015, we recorded aggregate impairment charges of $23.1 million, including an impairment charge of $18.6 million to write-down the carrying value of the 100 & 200 Campus Drive Buildings, an office property located in Florham Park, New Jersey, to its estimated fair value as a result of changes in cash flow estimates. Please see “ — Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015” above for a discussion of the 2015 impairment charges. During the year ended December 31, 2014, we recognized an impairment charge of $15.6 million consisting of (i) $10.6 million with respect to a real estate property held for investment, (ii) $3.9 million with respect to two of our real estate properties that were reclassified from held for sale to held for investment and (iii) $1.1 million on a real estate property sold during the year ended December 31, 2014. The impairment charge for the property held for investment was to reduce the carrying value of this property to its estimated fair value.  The impairment was caused by us revising our cash flow projections and the estimated hold period of the investment due to longer than estimated lease-up periods and lower projected rental rates. The impairment charge related to the reclassified properties was recorded to adjust the carrying values of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties and real estate-related investments sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold and real estate-related investments sold or repaid as of December 31, 2016.

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

•
Amortization of discounts and closing costs.  Discounts and closing costs related to debt investments are amortized over the term of the loan as an adjustment to interest income.  This application results in income recognition that is different than the underlying contractual terms of the debt investments.  We have excluded the amortization of discounts and closing costs related to our debt investments in our calculation of MFFO to more appropriately reflect the economic impact of our debt investments, as discounts will not be economically recognized until the loan is repaid and closing costs are essentially the same as acquisition fees and expenses on real estate.  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance;

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2016	2015	2014
Net income	$16,747	$18,377	$445,507
Depreciation of real estate assets	36,770	33,235	40,408
Amortization of lease-related costs	21,998	23,036	37,580
Impairment charge on real estate	—	23,082	15,601
Gain on sale of real estate, net	(9,093)	(27,421)	(441,640)
Loss on sale of marketable securities	—	—	331
FFO	66,422	70,309	97,787
Straight-line rent and amortization of above- and below-market leases	(6,075)	(7,372)	(4,560)
Amortization of discounts and closing costs	3	23	(104)
Prepayment fees received on notes receivable	—	(874)	(4,917)
Prepayment fees related to the extinguishment of debt	—	—	14,908
Termination fees on derivative instruments	156	179	651
Unrealized (gain) losses on derivative instruments	(478)	(2,410)	2,989
MFFO	$60,028	$59,855	$106,754
Our calculation of MFFO above includes amounts related to the operations of 17 real estate properties sold and four real estate loans receivable paid off between January 1, 2014 and December 31, 2016. Please refer to the table below with respect to the proportion of MFFO related to real estate properties sold or real estate-related investments paid off as of December 31, 2016 (in thousands).

	For the Years Ended December 31,
	2016	2015	2014
MFFO by component:
Assets held for investment	$58,998	$56,108	$55,970
Real estate properties sold	1,030	1,395	44,826
Real estate loans receivable sold or paid off	—	2,352	5,958
MFFO	$60,028	$59,855	$106,754
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows during 2016 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2016	$13,235	$0.070	$13,453	$12,237
Second Quarter 2016	13,218	0.070	13,369	12,196
Third Quarter 2016	13,350	0.070	13,355	20,071
Fourth Quarter 2016	13,337	0.071	13,195	9,888
	$53,140	$0.281	$53,372	$54,392
_____________________
(1) Assumes each share was issued and outstanding each day that was a record date for distributions during the periods presented.
(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.

For the year ended December 31, 2016, we paid aggregate distributions of $53.4 million, all of which were paid in cash. FFO and cash flow from operations for the year ended December 31, 2016 were $66.4 million and $54.4 million, respectively.  We funded our total distributions paid with $51.1 million of current period cash flow from operations and $2.3 million of cash on hand. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under our mortgage loan investment).
During the year ended December 31, 2016, we sold one office/flex property. During the year ended December 31, 2015, we sold one office property and received the repayment of one of our real estate loans receivable, and during the year ended December 31, 2014, we sold 15 real estate properties and received repayments of three of our real estate loans receivable. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.
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
We recognize a gain on sales of real estate upon the closing of a transaction with the purchaser. Gains on real estate sold are recognized using the full accrual method when collectibility of the sales price is reasonably assured, we are not obligated to perform additional activities that may be considered significant, the initial investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gain on sales of real estate may be deferred in whole or in part until the requirements for gain recognition have been met.
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

Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, we record the operating results as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2016, 2015 and 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
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
Real Estate Loan Receivable
Our real estate loan receivable is recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.
As of December 31, 2016, we did not have a loan loss reserve and we did not record any impairment losses related to our real estate loans receivable during the years ended December 31, 2016, 2015 and 2014. However in the future, we may experience losses from our investments in loans receivable requiring us to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
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
Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 3, 2017, we paid distributions of $4.5 million, which related to distributions declared for December 2016 in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on December 20, 2016. On February 1, 2017, we paid distributions of $4.4 million, which related to distributions declared for January 2017 in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on January 27, 2017. On March 1, 2017, we paid distributions of $4.0 million, which related to distributions declared for February 2017 in the amount of $0.02105753 per share of common stock to stockholders of record as of the close of business on February 20, 2017.
Distributions Declared
On March 10, 2017, our board of directors declared a March 2017 distribution in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on March 20, 2017, which we expect to pay in April 2017, and an April 2017 distribution in the amount of $0.02256164 per share of common stock to stockholders of record as of the close of business on April 20, 2017, which we expect to pay in May 2017.

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

The table below summarizes the book value, the annual effective interest rate and fair value of our real estate loan receivable based on the maturity date; the outstanding principal balance, the weighted-average interest rate and fair value of our notes payable based on the maturity dates, and the notional amounts, average pay and receive rates and fair value of our derivative instruments based on maturity dates, all as of December 31, 2016 (dollars in thousands):

	Maturity Date				Total Value or Notional Amount
	2017	2018	2019	2020		Fair Value
Assets
Loan Receivable, book value
Fixed Rate	$—	$14,079	$—	$—	$14,079	$14,089
Annual effective interest rate (1)	—	7.6%	—	—	7.6%
Liabilities
Notes payable, principal outstanding
Fixed Rate	$—	$—	$—	$140,000	$140,000	$138,205
Weighted-average interest rate	—	—	—	3.5%	3.5%
Variable Rate	$384,296	$—	$—	$—	$384,296	$384,091
Weighted-average interest rate (2)	2.7%	—	—	—	2.7%
Derivative Instruments
Interest rate swaps, notional amount	$106,638	$—	$—	$—	$106,638	$101
Average pay rate (3)	1.0%	—	—	—	1.0%
Average receive rate (4)	0.8%	—	—	—	0.8%
_____________________
(1) The annual effective interest rate represents the effective interest rate as of December 31, 2016 using the interest method, which we use to recognize interest income on our real estate loan receivable.
(2) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps and floors), using interest rate indices as of December 31, 2016, where applicable.
(3) Average pay rate is the interest rate swap fixed rate.
(4) Average receive rate is the 30-day LIBOR rate as of December 31, 2016.
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2016, the fair value and carrying value of our fixed rate real estate loan receivable were $14.1 million and $14.1 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2016, the fair value of our fixed rate debt was $138.2 million and the outstanding principal balance of our fixed rate debt was $140.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2016. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $277.7 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $106.6 million of our variable rate debt. Based on interest rates as of December 31, 2016, if interest rates were 100 basis points higher during the 12 months ending December 31, 2017, interest expense on our variable rate debt would increase by $2.8 million. As of December 31, 2016, one-month LIBOR was 0.77167% and if this index was reduced to 0% during the 12 months ending December 31, 2017, interest expense on our variable rate debt would decrease by $2.1 million.

The annual effective interest rate of our fixed rate real estate loan receivable as of December 31, 2016 was 7.6%. The annual effective interest rate represents the effective interest rate as of December 31, 2016, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2016 were 3.5% and 2.7%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of December 31, 2016, where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age *
Peter M. Bren	President	83
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	65
Peter McMillan III	Executive Vice President, Treasurer, Secretary, and Director	59
Keith D. Hall	Executive Vice President	58
Jeffrey K. Waldvogel	Chief Financial Officer	39
Stacie K. Yamane	Chief Accounting Officer	52
Hank Adler	Independent Director	70
Barbara R. Cambon	Independent Director	63
Stuart A. Gabriel, Ph.D.	Independent Director	63
_____________________
* As of March 1, 2017.
Peter M. Bren is our President, a position he has held since August 2007. He is also Chairman of the Board and President of our advisor, President of KBS REIT I, President of KBS REIT III and President of KBS Growth & Income REIT, positions he has held for these entities since October 2004, June 2005, January 2010 and January 2015, respectively. Mr. Bren is President and a director of KBS Legacy Partners Apartment REIT, positions he has held since August 2009 and July 2009, respectively. In addition, Mr. Bren is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2016, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $23 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
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

Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since August 2007, August 2007 and July 2007, respectively. He is also the Chief Executive Officer of our advisor and Chairman of the Board, Chief Executive Officer and a director of KBS REIT I and KBS Growth & Income REIT, positions he has held for these entities since October 2004, June 2005 and January 2015, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively. In addition, Mr. Schreiber is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2016, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $23 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
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
Mr. Schreiber graduated from the University of Southern California with a Bachelor’s Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly-formed Real Estate Department in the USC Graduate School of Business. He is currently an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development. Mr. Schreiber also serves as a member of the Executive Committee for the Public Non-Listed REIT Council for the National Association of Real Estate Investment Trusts. Mr. Schreiber has served as a member of the board of directors and executive committee of The Irvine Company since August 2016, and since December 2016, Mr. Schreiber has served on the Board of Trustees of The Irvine Company.
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer for reasons including his extensive industry and leadership experience. Since the formation of the first investment advisor affiliated with Messrs. Bren and Schreiber in 1992, and through December 31, 2016, Mr. Schreiber had been involved in the investment in or management of over $23 billion of real estate investments through KBS affiliates. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our external advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, KBS REIT III and KBS Growth & Income REIT and as a director and trustee of The Irvine Company, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.

Peter McMillan III is one of our Executive Vice Presidents, our Treasurer and Secretary, and one of our directors, positions he has held since August 2007. He is also an Executive Vice President, the Treasurer and Secretary and a director of KBS REIT I and KBS REIT III, positions he has held for these entities since June 2005 and January 2010, respectively. From January 2015 through February 2017, Mr. McMillan was an Executive Vice President, the Treasurer and Secretary and a director of KBS Growth & Income REIT. He is President, Chairman of the Board and a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since December 2008 and February 2013, respectively. He is also an Executive Vice President of KBS Legacy Partners Apartment REIT, which position he has held since August 2009. In addition, Mr. McMillan is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC, an asset management company. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the Board of Trustees of Metropolitan West Funds, TCW Mutual Funds and TCW Alternative Funds and is a former director of Steinway Musical Instruments, Inc.
The board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct the board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, as a member of the Board of Trustees of Metropolitan West Funds, TCW Mutual Funds and TCW Alternative Funds, and as a former director of KBS Growth & Income REIT and Steinway Musical Instruments, Inc., provide him with an understanding of the requirements of serving on a public company board.
Keith D. Hall is one of our Executive Vice Presidents, a position he has held since August 2007. He is an Executive Vice President of KBS REIT I, KBS REIT III and KBS Growth & Income REIT, positions he has held for these entities since June 2005, January 2010 and January 2015, respectively. He is also the Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively, and is the Chief Executive Officer and a director of KBS Strategic Opportunity REIT II, positions he has held since February 2013. In addition, Mr. Hall is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
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
Prior to joining an affiliate of our advisor in 2010, Mr. Waldvogel was an audit senior manager at Ernst & Young LLP. During his eight years at Ernst & Young LLP, where he worked from October 2002 to October 2010, Mr. Waldvogel performed or supervised various auditing engagements, including the audit of financial statements presented in accordance with GAAP, as well as financial statements prepared on a tax basis. These auditing engagements were for clients in a variety of industries, with a significant focus on clients in the real estate industry.
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
Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her almost 30 years of real estate experience.
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
Barbara R. Cambon is one of our independent directors, the chair of the conflicts committee and the chair of the Special Committee, positions she has held since March 2008, March 2008 and January 2016, respectively. Ms. Cambon is also an independent director, chair of the conflicts committee and chair of the special committee of KBS REIT I, positions she has held for this entity since June 2005, June 2005 and January 2016, respectively, and she is an independent director and chair of the conflicts committee of KBS REIT III, positions she has held for this entity since September 2010. From April 2009 to December 2010, she served as Chief Operating Officer of Premium One Asset Management LLC, a company whose business focuses on providing investment management services to investors. From October 2003 to October 2009, she also served as a Managing Member of Snowcreek Management LLC, a real estate asset management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provided asset management services to an institutional partnership investment in residential real estate development. She has been involved in the real estate investment business for over 30 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002, she also served as its Chief Operating Officer. Prior to joining Colony Capital in 1999, Ms. Cambon was President and founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past director and chairman of the board of the Pension Real Estate Association and past director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the Policy Advisory Board of the University of San Diego Burnham-Moores Center for Real Estate. Ms. Cambon previously served on the board of directors of Amstar Advisers, Neighborhood National Bancorp and BioMed Realty Trust, Inc. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.
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

Stuart A. Gabriel, Ph.D. is one of our independent directors, a position he has held since March 2008. Professor Gabriel is also an independent director of KBS REIT I and KBS REIT III, positions he has held for these entities since June 2005 and September 2010, respectively. Since June 2007, Professor Gabriel has served as Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management. Prior to joining UCLA he was Director and Lusk Chair in Real Estate at the USC Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1990 to 2007. He received a number of awards at UCLA and USC for outstanding graduate teaching. In 2004, he was elected President of the American Real Estate and Urban Economics Association. Professor Gabriel serves on the editorial boards of seven academic journals. He is also a Fellow of the Homer Hoyt Institute for Advanced Real Estate Studies. Since March 2016, Professor Gabriel has served on the board of directors of KB Home and is a member of its audit committee. Professor Gabriel has published extensively on the topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of real estate and real estate capital markets performance as well as structured finance products, including credit default swaps, commercial mortgage-backed securities and collateralized debt obligations. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. From 1986 through 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.
The board of directors has concluded that Professor Gabriel is qualified to serve as an independent director for reasons including his extensive knowledge and understanding of the real estate and finance markets and real estate finance products. As a professor of real estate finance and economics, Professor Gabriel brings unique perspective to the board of directors. His years of research and analysis of the real estate and finance markets make Professor Gabriel well-positioned to advise us with respect to our investment and financing strategy. This expertise also makes him an invaluable resource for assessing and managing risks facing our company. Through his experience as a director of KBS REIT I, KBS REIT III and KB Home, he also has an understanding of the requirements of serving on a public company board.
Corporate Governance
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist the board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our independent auditors’ qualifications, performance and independence, and (iv) the performance of our internal audit function. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter. The audit committee updated and revised the audit committee charter in August 2016. The audit committee charter is available on our website at www.kbsreitii.com.
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
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at www.kbsreitii.com.

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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2016.

Name	Fees Earned or Paid in Cash in 2016(1)		All Other Compensation	Total
Hank Adler	$154,609	(2)	$—	$154,609
Barbara R. Cambon	183,330		—	183,330
Stuart A. Gabriel, Ph.D.	152,830		—	152,830
Peter McMillan III (3)	—		—	—
Charles J. Schreiber, Jr. (3)	—		—	—
_____________________
(1) Fees Earned or Paid in Cash in 2016 include meeting fees earned in: (i) 2015 but paid or reimbursed in the first quarter of 2016 as follows: Professor Adler $15,333, Ms. Cambon $15,000, and Professor Gabriel $14,000; and (ii) 2016 but paid or to be paid in 2017 as follows: Professor Adler $11,333, Ms. Cambon $14,333, and Professor Gabriel $11,333.
(2) Mr. Adler was paid an additional $1,780 ($400 per hour) for service as chair of the audit committee in connection with a committee oversight matter. This amount is included in the $154,609 above.
(3) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board of directors and audit committee, conflicts committee or Special Committee meetings as follows:

•	$2,500 for each board of directors meeting attended;

•	$2,500 for each audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each audit or conflicts committee meeting attended);

•	$2,000 for each Special Committee meeting attended (except that the committee chairman is paid $3,000 for each Special Committee meeting attended);

•	$2,000 for each teleconference board of directors meeting attended;

•
$2,000 for each teleconference audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference audit or conflicts committee meeting attended); and

•	$2,000 for each teleconference Special Committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference Special Committee meeting attended).
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 1, 2017, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

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
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the directors, and all of the members of the audit committee, conflicts committee and Special Committee, are “independent” as defined by the New York Stock Exchange. The board of directors has affirmatively determined that Hank Adler, Barbara R. Cambon and Stuart A. Gabriel, Ph.D. each satisfies the New York Stock Exchange independence standards. In determining that Professor Gabriel is independent under the New York Stock Exchange independence standards, the board of directors considered that Peter M. Bren, one of our executive officers and sponsors, is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, that Professor Gabriel is a Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management and that in March 2012, Mr. Bren pledged a gift of $1.25 million to the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. The contribution by Mr. Bren would be made over five years in the amount of $250,000 per year. Because this contribution is to a tax exempt entity and the contribution will not exceed $250,000 in any year, the board of directors determined that this contribution was not material and Professor Gabriel met the New York Stock Exchange independence standards.

Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Portfolio Management, Disposition and Distribution Policy. On January 27, 2016, our board of directors formed the Special Committee composed of all of our independent directors to explore the availability of strategic alternatives involving us. As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore to act as our financial advisor and to assist us and the Special Committee with this process. Under the terms of the engagement, Evercore provided various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Although the Special Committee engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all.
While the Special Committee continues to explore strategic alternatives for us, the Special Committee has determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell one or more of our assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we have begun the process of exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Our focus in 2017 is to: continue to strategically sell assets and consider special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital improvement projects, such as renovations or amenity enhancements, to attract quality buyers; and finalize the strategic alternatives assessment and decide on a course of action.
We originally intended to hold our core properties for four to seven years. However, economic and market conditions may influence us to hold our investments for different periods of time, and we currently expect our hold period for the majority of our remaining properties may last for a few more years. We intend to hold our real estate-related investment until maturity. Our advisor has developed a well-defined exit strategy for each investment we make and periodically performs a hold-sell analysis on each asset. These periodic analyses focus on the remaining available value enhancement opportunities for the asset, the demand for the asset in the marketplace, market conditions and our overall portfolio objectives to determine if the sale of the asset, whether via an individual sale or as part of a portfolio sale or merger, would generate a favorable return to our stockholders. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value or the sale of the asset would otherwise be in the best interests of our stockholders.
During the year ended December 31, 2016, we sold one office/flex property. Since inception, we have sold 18 properties and we have sold or received principal repayments on seven of our real estate loans receivable.
As discussed above, we plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under our mortgage loan investment). Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.

Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including: the future operating performance of our investments in the existing real estate and the financial environment; the success and economic viability of our tenants; the ability of our borrower to continue to make its debt service payments and/or to repay the loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.
Distributions declared per common share were $0.281 in the aggregate for the year ended December 31, 2016. Distributions declared per common share assumes each share was issued and outstanding at each record date for distributions. Distributions per common share were based on a monthly record date for each month during the period commencing January 2016 through December 2016.
Acquisition and Investment Policies. We did not acquire any real estate properties or acquire or originate any real estate loans receivable during the period from January 1, 2016 through January 31, 2017, and we do not expect to make new acquisitions of real estate or real estate-related investments in the future. We used substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We diversified our portfolio by investment size, investment type, investment risk and geographic region with the goal of obtaining a portfolio of income-producing real estate and real estate-related assets that provide attractive and stable returns to our stockholders and would allow us to preserve and return our stockholders’ capital contributions. As of January 31, 2017, we owned 11 real estate properties (consisting of 10 office properties and an office campus consisting of eight office buildings) and one real estate loan receivable. See “—Disposition Policies” below.
Borrowing Policies. In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of January 31, 2017, our borrowings and other liabilities were approximately 34% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2016 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2016, total operating expenses represented approximately 1.2% of our average invested assets and approximately 27.3% of net income.
Policy Regarding Transactions with Related Persons. Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our advisor’s Chief Audit Executive, via the Ethics Hotline or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2016 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.

We have entered into agreements with certain affiliates pursuant to which they provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own KBS Capital Advisors and KBS Capital Markets Group, the entity that acted as our dealer manager. We refer to these individuals as our sponsors. They are also some of our executive officers. All four of our sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.
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
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring May 21, 2017, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2016 through the most recent date practicable, which was January 31, 2017, we compensated our advisor as set forth below.
With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we pay our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. Asset management fees from January 1, 2016 through January 31, 2017 totaled approximately $12.8 million, all of which had been paid as of January 31, 2017.

Under the advisory agreement, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. We reimburse our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2016 through January 31, 2017, we reimbursed our advisor for $300,000 of operating expenses, including $216,000 of employee costs.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may aggregate disposition fees paid to our advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. From January 1, 2016 through January 31, 2017, we incurred $0.4 million of disposition fees, all of which had been paid as of January 31, 2017.
From January 1, 2016 through January 31, 2017, our advisor reimbursed us $0.1 million for a property insurance rebate and our advisor and/or our dealer manager reimbursed us $69,000 for legal and professional fees and travel reimbursements.
The conflicts committee considers our relationship with our advisor during 2016 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We have entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2016 through January 31, 2017, we incurred and paid $92,000 of costs and expenses related to the AIP Reimbursement Agreement.
The conflicts committee believes that this arrangement with KBS Capital Markets Group is fair.
Our Relationship with other KBS-Affiliated Entities. On January 6, 2014, we, together with KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. Our advisor’s and our dealer manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. We have renewed our participation in the program, and the program is effective through June 30, 2017.
The conflicts committee believes this arrangement is fair.
During the year ended December 31, 2016 and from January 1, 2017 through January 31, 2017, no other transactions occurred between us and KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 10, 2017	The Conflicts Committee of the Board of Directors: Barbara R. Cambon (chair), Hank Adler and Stuart A. Gabriel, Ph.D.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2016, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2016 and 2015, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2016 and 2015, are set forth in the table below.

	2016	2015
Audit fees	$480,000	$462,500
Audit-related fees	—	—
Tax fees	105,865	95,160
All other fees	285	333
Total	$586,150	$557,993
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
The following financial statement schedule is included herein at pages F-35 through F-36 of this report:
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 21, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 24, 2016

10.2
Second Modification Agreement, by and among KBSII 445 South Figueroa, LLC, People's United Bank, National Association and Wells Fargo Bank National Association, dated as of September 23, 2016, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed on November 8, 2016

10.3
Third Amended and Restated Secured Promissory Note, by KBSII 445 South Figueroa, LLC for the benefit of Wells Fargo National Association, dated September 23, 2016, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed on November 8, 2016

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

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust II, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule in Item 15(a), Schedule III–Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust II, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 13, 2017

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Real estate:
Land	$194,972	$194,972
Buildings and improvements	1,013,332	987,245
Tenant origination and absorption costs	67,543	72,877
Total real estate held for investment, cost	1,275,847	1,255,094
Less accumulated depreciation and amortization	(150,111)	(105,533)
Total real estate held for investment, net	1,125,736	1,149,561
Real estate held for sale, net	—	28,741
Total real estate, net	1,125,736	1,178,302
Real estate loan receivable, net	14,079	14,210
Total real estate and real estate-related investments, net	1,139,815	1,192,512
Cash and cash equivalents	48,009	72,687
Rents and other receivables, net	61,705	55,835
Above-market leases, net	4,466	7,596
Assets related to real estate held for sale	—	3,669
Prepaid expenses and other assets	32,785	32,231
Total assets	$1,286,780	$1,364,530
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$523,771	$526,413
Notes payable related to real estate held for sale, net	—	19,664
Total notes payable, net	523,771	546,077
Accounts payable and accrued liabilities	18,422	30,329
Due to affiliate	41	49
Distributions payable	4,493	4,725
Below-market leases, net	2,893	5,570
Other liabilities	10,253	9,850
Total liabilities	559,873	596,600
Commitments and contingencies (Note 12)
Redeemable common stock	10,000	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 188,719,952 and 189,556,185 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1,887	1,895
Additional paid-in capital	1,679,524	1,684,206
Cumulative distributions in excess of net income	(964,504)	(928,111)
Accumulated other comprehensive loss	—	(60)
Total stockholders’ equity	716,907	757,930
Total liabilities and stockholders’ equity	$1,286,780	$1,364,530
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$133,408	$138,745	$212,454
Tenant reimbursements	14,108	14,749	43,481
Interest income from real estate loans receivable	1,075	4,552	12,742
Interest income from marketable securities	—	—	953
Other operating income	6,865	7,249	9,770
Total revenues	155,456	165,295	279,400
Expenses:
Operating, maintenance, and management	34,603	36,069	58,711
Real estate taxes and insurance	20,128	20,528	36,444
Asset management fees to affiliate	11,811	12,082	18,641
General and administrative expenses	6,370	4,485	5,082
Depreciation and amortization	58,768	56,271	77,988
Interest expense	16,651	22,115	62,944
Impairment charge on real estate	—	23,082	15,601
Total expenses	148,331	174,632	275,411
Other income:
Other interest income	529	293	209
Loss on sale of marketable securities	—	—	(331)
Gain on sales of real estate, net	9,093	27,421	441,640
Total other income	9,622	27,714	441,518
Net income	$16,747	$18,377	$445,507
Net income per common share	$0.09	$0.10	$2.33
Weighted-average number of common shares outstanding, basic and diluted	189,111,086	190,227,577	191,346,949
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$16,747	$18,377	$445,507
Other comprehensive income (loss):
Unrealized losses on derivative instruments	—	—	(2,158)
Reclassification adjustment on derivative instruments realized in net income (effective portion)	60	1,577	7,106
Reclassification of unrealized losses due to hedge ineffectiveness	—	—	3,207
Reclassification of realized losses related to swap terminations	—	—	521
Unrealized loss on marketable securities	—	—	(313)
Reclassification of loss on marketable securities to income	—	—	313
Total other comprehensive income	60	1,577	8,676
Total comprehensive income	$16,807	$19,954	$454,183
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	192,269,969	$1,923	$1,647,214	$(369,342)	$(10,313)	$1,269,482
Net income	—	—	—	445,507	—	445,507
Other comprehensive income	—	—	—	—	8,676	8,676
Issuance of common stock	2,749,008	28	26,857	—	—	26,885
Redemptions of common stock	(4,457,374)	(46)	(44,613)	—	—	(44,659)
Transfers from redeemable common stock	—	—	60,552	—	—	60,552
Distributions declared	—	—	—	(966,916)	—	(966,916)
Balance, December 31, 2014	190,561,603	$1,905	$1,690,010	$(890,751)	$(1,637)	$799,527
Net income	—	—	—	18,377	—	18,377
Other comprehensive income	—	—	—	—	1,577	1,577
Redemptions of common stock	(1,005,418)	(10)	(5,804)	—	—	(5,814)
Distributions declared	—	—	—	(55,737)	—	(55,737)
Balance, December 31, 2015	189,556,185	$1,895	$1,684,206	$(928,111)	$(60)	$757,930
Net income	—	—	—	16,747	—	16,747
Other comprehensive income	—	—	—	—	60	60
Redemptions of common stock	(836,233)	(8)	(4,682)	—	—	(4,690)
Distributions declared	—	—	—	(53,140)	—	(53,140)
Balance, December 31, 2016	188,719,952	$1,887	$1,679,524	$(964,504)	$—	$716,907
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$16,747	$18,377	$445,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,768	56,271	77,988
Impairment charge on real estate	—	23,082	15,601
Noncash interest income on real estate-related investments	3	23	(104)
Deferred rent	(6,528)	(6,692)	(5,818)
Bad debt expense	258	156	287
Amortization of above- and below-market leases, net	453	(680)	1,258
Amortization of deferred financing costs	1,748	1,975	4,655
Reclassification of realized losses on derivative instruments	—	—	521
Unrealized losses due to hedge ineffectiveness	—	—	3,207
Unrealized gain on derivative instruments	(478)	(2,410)	(218)
Gain on sale of real estate, net	(9,093)	(27,421)	(441,640)
Loss on sale of marketable securities	—	—	331
Changes in operating assets and liabilities:
Rents and other receivables	(2,441)	(2,843)	(676)
Prepaid expenses and other assets	(5,837)	(14,424)	(12,803)
Accounts payable and accrued liabilities	(154)	(1,403)	(7,276)
Due to affiliate	(8)	11	38
Other liabilities	954	(1,833)	(13,632)
Net cash provided by operating activities	54,392	42,189	67,226
Cash Flows from Investing Activities:
Proceeds from sale of real estate	41,210	121,923	1,580,401
Improvements to real estate	(38,398)	(23,502)	(34,749)
Investments in marketable securities	—	—	(529,997)
Proceeds from sale of marketable securities	—	—	529,666
Principal repayments on real estate loans receivable	128	435	304
Proceeds from payoff or sale of real estate loans receivable	—	58,272	111,688
Net cash provided by investing activities	2,940	157,128	1,657,313
Cash Flows from Financing Activities:
Proceeds from notes payable	17,000	—	—
Principal payments on notes payable	(40,175)	(243,140)	(730,742)
Payments of deferred financing costs	(879)	(176)	(45)
Payments to redeem common stock	(4,690)	(5,814)	(44,659)
Distributions paid to common stockholders	(53,372)	(57,468)	(944,224)
Net cash used in financing activities	(82,116)	(306,598)	(1,719,670)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,784)	(107,281)	4,869
Cash, cash equivalents and restricted cash, beginning of period	72,793	180,074	175,205
Cash, cash equivalents and restricted cash, end of period	$48,009	$72,793	$180,074
Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,411	$23,076	$42,096
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$—	$26,885
Increase in accrued improvements to real estate	$—	$6,938	$—
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of December 31, 2016, the Company owned 11 real estate properties (consisting of 10 office properties and an office campus consisting of eight office buildings) and one real estate loan receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2016, the Company had redeemed 24,885,185 shares sold in the Offering for $240.1 million.

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the year ended December 31, 2016, the Company sold one office/flex property. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
The Company recognizes a gain on sales of real estate upon the closing of a transaction with the purchaser. Gains on real estate sold are recognized using the full accrual method when collectibility of the sales price is reasonably assured, the Company is not obligated to perform additional activities that may be considered significant, the initial investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gain on sales of real estate may be deferred in whole or in part until the requirements for gain recognition have been met.
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
Cash, Cash Equivalents and Restricted Cash
The Company recognizes interest income on its cash and cash equivalents as it is earned and classifies such amounts as other interest income.
As of December 31, 2016 and 2015, the Company had a restricted cash balances of $0 and $0.1 million, respectively, which are included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, the Company records the operating results as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2016, 2015 and 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Real Estate Loan Receivable
The Company’s real estate loan receivable is recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.
As of December 31, 2016, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the years ended December 31, 2016, 2015 and 2014. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
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
December 31, 2016

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
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2016. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2016

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
December 31, 2016

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
Redeemable Common Stock
The Company has a share redemption program pursuant to which stockholders may sell their shares to the Company only in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in the share redemption program document, including:

•
During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The dollar limitation for calendar year 2016 was $10.0 million. On December 9, 2016, the Company’s board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2017 of $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.

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
December 31, 2016

Pursuant to the share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. The Company does not currently expect to have funds available for ordinary redemptions in the future.
On December 8, 2015, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $5.62 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2015. The change in the redemption price became effective for the December 2015 redemption date, which was December 31, 2015, and was effective until the estimated value per share was updated on December 14, 2016.
On December 14, 2016, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $5.49 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2016. The change in the redemption price became effective for the December 2016 redemption date, which was December 30, 2016, and will be effective until the estimated value per share is updated.
The estimated value per share was based upon the recommendation and valuation prepared by the Advisor and was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of the Company’s common stock and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of the Company’s assets less the fair value of the Company’s liabilities according to GAAP, nor does it represent a liquidation value of the Company’s assets and liabilities or the price at which the Company’s shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that the Company is externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also did not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of the Company’s debt obligations or termination of related swap agreements prior to expiration or the impact of restrictions on the assumption of debt.
The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets, in response to fluctuations in the real estate and finance markets and due to other factors. The Company currently expects to utilize the Advisor and/or an independent valuation firm to update the estimated value per share no later than December 2017.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

For the year ended December 31, 2016, the Company redeemed 836,233 shares sold in the Offering for $4.7 million, which represented all redemption requests received in good order and eligible for redemption as Special Redemptions under the share redemption program through the December 2016 redemption date.
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2016, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2016. As of December 31, 2016, returns for the calendar years 2012 through 2015 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2016, 2015 and 2014, respectively.
Distributions declared per common share were $0.281 and $0.293 in the aggregate for the years ended December 31, 2016 and 2015, respectively. Distributions per common share were based on a monthly record date for each month during the period commencing January 2015 through December 2016. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions during this period.
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
December 31, 2016

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
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other similar measures, including annualized base rent and annualized base rent per square foot, used to describe real estate and real estate-related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. As the primary source of revenue for the Company is generated through leasing arrangements, which are scoped out of this standard, the Company does not expect the adoption of ASU No. 2014-09 to have a significant impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of ASU No. 2014-15 did not have a significant impact on the Company’s financial statements, although it could require additional disclosures in future periods if conditions or events exist that raise substantial doubt about the Company’s ability to continue as a going concern.
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
December 31, 2016

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.   ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available for sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (d) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact to its financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company elected to early adopt ASU No. 2016-18 for the reporting period ended December 31, 2016 and it was applied retrospectively. As a result of the adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  If the screen is not met, ASU No. 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements.  ASU No. 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs.  Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments can be applied to transactions occurring before the guidance was issued (January 5, 2017) as long as the applicable financial statements have not been issued.  The Company elected to early adopt ASU No. 2017-01 for the reporting period beginning January 1, 2017. As a result of the adoption of ASU No. 2017-01, the Company’s acquisitions of investment properties beginning January 1, 2017 could qualify as an asset acquisition (as opposed to a business combination).  Therefore, transaction costs associated with asset acquisitions will be capitalized, while these costs associated with business combinations will continue to be expensed as incurred.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

3.	REAL ESTATE
As of December 31, 2016, the Company’s portfolio of real estate was composed of ten office properties and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 5.1 million rentable square feet. As of December 31, 2016, the Company’s real estate portfolio was 85% occupied. The following table summarizes the Company’s real estate portfolio as of December 31, 2016 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$139,876	$(6,010)	$133,866
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	161,467	(10,424)	151,043
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	103,486	(15,727)	87,759
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	77,319	(7,205)	70,114
Horizon Tech Center	06/17/2010	San Diego	CA	Office	29,540	(1,483)	28,057
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	187,593	(15,507)	172,086
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	30,904	(5,935)	24,969
Granite Tower	12/16/2010	Denver	CO	Office	154,704	(38,123)	116,581
Gateway Corporate Center	01/26/2011	Sacramento	CA	Office	42,276	(8,282)	33,994
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	(12,310)	107,074
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	229,298	(29,105)	200,193
					$1,275,847	$(150,111)	$1,125,736
_____________________
(1) Amounts presented are net of impairment charges.
As of December 31, 2016, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Corporate Technology Centre	San Jose, CA	610,083	$200,193	15.6%	$18,537	$30.38	100%
Union Bank Plaza	Los Angeles, CA	627,334	172,086	13.4%	21,769	40.35	86%
300-600 Campus Drive Buildings	Florham Park, NJ	578,402	151,043	11.7%	17,400	30.55	98%
100 & 200 Campus Drive Buildings	Florham Park, NJ	586,405	133,866	10.4%	10,235	30.78	57%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2016, the leases had remaining terms, excluding options to extend, of up to 14.8 years with a weighted-average remaining term of 5.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.5 million and $2.4 million as of December 31, 2016 and 2015, respectively.
During the years ended December 31, 2016, 2015 and 2014, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $6.5 million, $6.7 million and $5.8 million, respectively. As of December 31, 2016 and 2015, the cumulative deferred rent balance was $60.5 million and $52.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $11.0 million and $11.9 million of unamortized lease incentives as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2017	$125,341
2018	119,861
2019	105,751
2020	99,453
2021	88,487
Thereafter	272,664
$811,557
As of December 31, 2016, the Company had over 200 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	29	$29,069	22.3%
Computer System Design & Programming	10	19,980	15.3%
Mining, Oil & Gas Extraction	5	16,939	13.0%
Legal Services	34	15,087	11.6%
		$81,075	62.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of December 31, 2016. During the years ended December 31, 2016, 2015 and 2014, the Company recorded bad debt expense of $0.3 million, $0.2 million and $0.3 million, respectively. As of December 31, 2016, the Company had a bad debt expense reserve of approximately $0.4 million, which represented less than 1% of its annualized base rent.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

As of December 31, 2016, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration(2)(3)
Union Bank	Union Bank Plaza	Finance	374,658	8.6%	$15,591	12.0%	$41.61	04/30/2017 / 01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2016 and does not take into account any tenant renewal or termination options.
(3) Of the 374,658 rentable square feet occupied by the tenant, a total of 31,946 rentable square feet will expire on April 30, 2017. With respect to the lease that expires on January 31, 2022, Union Bank has two options to extend the term of this lease for three, four, five, six or seven years per option term, provided that the combined renewal option terms do not exceed 10 years. If Union Bank elects to exercise it extension options, it must extend the lease on (i) the entire office premise or (ii) no less than 200,000 rentable square feet consisting of full floors only plus either all or none of both the retail and vault space.
No other tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of December 31, 2016, the Company’s net investments in real estate in California and New Jersey represented 33.8% and 22.1% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
The Company did not recognize any impairment charges during the year ended December 31, 2016.
During the year ended December 31, 2015, the Company recorded impairment charges of $23.1 million, including an impairment charge of $18.6 million to write-down the carrying value of the 100 & 200 Campus Drive Buildings, an office property located in Florham Park, New Jersey, to its estimated fair value as a result of changes in cash flow estimates. The decrease in cash flow projections was primarily due to (i) the lack of demand in the Florham Park office rental market resulting in slower rent growth and longer lease up periods and (ii) an increase in projected vacancy related to a tenant occupying 199,024 rentable square feet, or approximately 34% of the 100 & 200 Campus Drive Buildings. This tenant’s lease expired in November 2016. The Company is currently concentrating its efforts to re-lease the vacated space. As a result, the Company revised its cash flow projections for longer lease up periods and additional tenant improvement costs and leasing concessions required to attract new tenants.
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
December 31, 2016

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
As of December 31, 2016 and 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2016	2015	2016	2015	2016	2015
Cost	$67,543	$72,877	$13,740	$15,375	$(11,345)	$(20,436)
Accumulated amortization	(35,590)	(28,543)	(9,274)	(7,779)	8,452	14,866
Net amount	$31,953	$44,334	$4,466	$7,596	$(2,893)	$(5,570)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Amortization	$(12,499)	$(13,808)	$(24,236)	$(3,129)	$(2,722)	$(7,953)	$2,676	$3,402	$6,695
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2016 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2017	$(9,715)	$(2,345)	$1,585
2018	(6,627)	(1,897)	943
2019	(4,182)	(74)	167
2020	(3,959)	(74)	99
2021	(3,754)	(74)	95
Thereafter	(3,716)	(2)	4
	$(31,953)	$(4,466)	$2,893
Weighted-Average Remaining Amortization Period	4.8 years	2.0 years	2.2 years

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2016 and 2015, the Company, through an indirect wholly owned subsidiary, had originated the following real estate loan receivable (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2016 (1)	Book Value as of December 31, 2016 (2)	Book Value as of December 31, 2015 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sheraton Charlotte Airport Hotel First Mortgage
Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$14,073	$14,079	$14,210	7.5%	7.6%	08/01/2018
_____________________
(1) Outstanding principal balance as of December 31, 2016 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2016. The contractual interest rate and annualized effective interest rate presented are as of December 31, 2016.
The following summarizes the activity related to real estate loan receivable for the year ended December 31, 2016 (in thousands):

Real estate loan receivable - December 31, 2015	$14,210
Principal repayments received on the real estate loan receivable	(128)
Amortization of closing costs and origination fees on the real estate loan receivable	(3)
Real estate loan receivable - December 31, 2016	$14,079
For the years ended December 31, 2016, 2015 and 2014, interest income from real estate loan receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Contractual interest income	$1,078	$3,701	$7,721
Prepayment fee received on real estate loan receivable	—	874	4,917
Amortization of closing costs and origination fees	(3)	(23)	104
Interest income from real estate loan receivable	$1,075	$4,552	$12,742
As of December 31, 2016 and 2015, the borrower under the Company’s real estate loan receivable was current on its debt obligations.

6.	REAL ESTATE SALES
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

During the year ended December 31, 2016, the Company disposed of one office/flex property. During the year ended December 31, 2015, the Company disposed of one office property. During the year ended December 31, 2014, the Company disposed of nine office properties, one industrial property, a portfolio of four industrial properties and a leasehold interest in one industrial property. The results of operations for the properties sold during the years ended December 31, 2016, 2015 and 2014 are included in continuing operations on the Company’s consolidated statements of operations. As of December 31, 2016, the Company did not have any real estate properties held for sale. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the years ended December 31, 2016, 2015 and 2014, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues
Rental income	$1,093	$5,011	$78,192
Tenant reimbursements	311	999	27,519
Other operating income	—	125	2,844
Total revenues	1,404	6,135	108,555
Expenses
Operating, maintenance, and management	37	770	23,574
Real estate taxes and insurance	266	856	17,933
Asset management fees to affiliate	114	382	6,767
General and administrative expenses	27	16	94
Depreciation and amortization	392	1,149	22,786
Interest expense	485	1,095	34,560
Impairment charge on real estate	—	—	1,075
Total expenses	$1,321	$4,268	$106,789
During the year ended December 31, 2014, the Company recorded an impairment charge of $1.1 million related to a real estate property that was sold. The impairment charge represents the difference between the carrying value of the real estate and the fair value of the real estate (based on a purchase and sale agreement which the Company had entered into) less costs to sell.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2015 (in thousands). No real estate properties were held for sale as of December 31, 2016:

	December 31, 2016	December 31, 2015
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charge	$—	$36,668
Accumulated depreciation and amortization	—	(7,927)
Real estate held for sale, net	—	28,741
Other assets	—	3,669
Total assets related to real estate held for sale	$—	$32,410
Liabilities related to real estate held for sale
Total notes payable, net	—	19,664
Total liabilities related to real estate held for sale	$—	$19,664

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

7.	NOTES PAYABLE
As of December 31, 2016 and 2015, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of December 31, 2016 (1)	Effective Interest Rate as of December 31, 2016 (1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$52,638	$75,438	One-month LIBOR + 1.80%	3.1%	Interest Only	06/21/2017
Union Bank Plaza Mortgage Loan (4)	105,000	105,000	One-month LIBOR + 1.65%	2.3%	Interest Only	03/15/2017
Portfolio Mortgage Loan #1 (5)	78,033	95,033	One-month LIBOR + 2.15%	2.8%	Interest Only	01/27/2017
Portfolio Mortgage Loan #3 (6)	54,000	54,000	One-month LIBOR + 1.75% - 1.85%	2.5%	Interest Only	03/01/2017
Corporate Technology Centre Mortgage Loan (7)	140,000	140,000	3.50%	3.5%	(7)	04/01/2020
300-600 Campus Drive Revolving Loan (8)	94,625	78,000	One-month LIBOR + 2.05%	2.9%	(8)	08/01/2017
Total notes payable principal outstanding	$524,296	$547,471
Deferred financing costs, net	(525)	(1,394)
Total notes payable, net	$523,771	$546,077
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2016. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of December 31, 2016, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) As of December 31, 2016, the Amended and Restated Portfolio Revolving Loan Facility was secured by Pierre Laclede Center. On May 17, 2016, in connection with the disposition of the 350 E. Plumeria Building, the Company repaid $22.8 million of principal due under this loan and the 350 E. Plumeria Building was released as security from the Amended and Restated Portfolio Revolving Loan Facility.
(4) On September 23, 2016, the Company entered into a second modification agreement to the loan agreement with the lender to, among other changes, modify the initial maturity date from September 15, 2016 to March 15, 2017. The Company may extend the maturity date to September 15, 2017, subject to certain conditions set forth in the second modification agreement.  As of December 31, 2016, $105.0 million of the Union Bank Plaza Mortgage Loan had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) As of December 31, 2016, Portfolio Mortgage Loan #1 was secured by Horizon Tech Center, Granite Tower and Gateway Corporate Center. Subsequent to December 31, 2016, the Company is in negotiations with the lender to extend the maturity date of Portfolio Mortgage Loan #1 and the lender has issued a letter agreement to the Company, stating that the Company is not in default under the loan.
(6) On March 1, 2016, the Company entered into a modification agreement with the lender to reduce the loan commitment amount to $70.0 million. As of December 31, 2016, the principal balance under Portfolio Mortgage Loan #3 consisted of the $42.0 million non-revolving portion and $12.0 million revolving portion. Also as of December 31, 2016, $16.0 million of the total revolving capacity of $28.0 million remained unfunded and available for future disbursements, subject to certain terms and conditions contained in the loan documents. As of December 31, 2016, Portfolio Mortgage Loan #3 was secured by the 100 & 200 Campus Drive Buildings and Willow Oaks Corporate Center. Subsequent to December 31, 2016, the Company exercised its second extension option with the lender to extend the maturity date of Portfolio Mortgage Loan #3 to March 1, 2018 and reduced the loan commitment to $54.0 million, of which $32.4 million was non-revolving debt and $21.6 million was revolving debt.
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
(8) As of December 31, 2016, the principal balance of the 300-600 Campus Drive Revolving Loan consisted of the $94.6 million non-revolving portion. The revolving portion of $25.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. On the first day of each calendar quarter, commencing on October 1, 2016, and each succeeding January 1, April 1, July 1 and October 1 thereafter, the Company shall repay principal outstanding under the 300-600 Campus Drive Revolving Loan in equal installments of $375,000.
During the years ended December 31, 2016, 2015 and 2014, the Company incurred $16.7 million, $22.1 million and $62.9 million of interest expense, respectively. As of December 31, 2016 and 2015, $1.3 million and $1.5 million, respectively, of interest expense were payable. Included in interest expense for the years ended December 31, 2016, 2015 and 2014 were $1.8 million, $2.0 million and $4.7 million of amortization of deferred financing costs, respectively. Also included in interest expense for the year ended December 31, 2014 were $14.9 million of prepayment penalties. Interest expense incurred as a result of the Company’s interest rate swap agreements were $0.5 million, $3.3 million and $11.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2016 (in thousands):

2017	$386,076
2018	2,750
2019	2,848
2020	132,622
$524,296
The Company plans to exercise its extension options available under its loan agreements or pay off or refinance the related notes payable prior to their maturity dates.
Certain of the Company’s notes payable contain financial debt covenants. As of December 31, 2016, the Company was in compliance with these debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2016 and 2015. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2016		December 31, 2015			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2015
Interest Rate Swaps (1)	3	$106,638	5	$265,488	One-month LIBOR/ Fixed at 0.71% - 1.30%	1.00%	0.4
_____________________
(1) During the year ended December 31, 2016, two of the Company’s interest rate swaps expired and the Company partially terminated another interest rate swap agreement and paid a breakage fee of $0.2 million. As of December 31, 2016 and 2015, none of the Company’s interest rate swaps were designated as cash flow hedges.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2016 and 2015 (dollars in thousands):

		December 31, 2016		December 31, 2015
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	2	$6	2	$19
Interest Rate Swaps	Other liabilities, at fair value	1	$(107)	3	$(658)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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

	For the Years Ended December 31,
	2016	2015	2014
Derivatives designated as hedging instruments (1)
Amount of loss recognized on interest rate swaps (effective portion)	$60	$1,577	$7,106
Unrealized losses due to hedge ineffectiveness	—	—	3,207
Reclassification of realized losses related to swap terminations	—	—	521
	60	1,577	10,834
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	791	3,980	763
Unrealized gain on interest rate swaps	(478)	(2,410)	(218)
Losses related to swap terminations	156	179	130
	469	1,749	675
Increase in interest expense as a result of derivatives	$529	$3,326	$11,509
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
December 31, 2016

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of December 31, 2016 and 2015, which carrying amounts do not generally approximate the fair values (in thousands):

	December 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$14,073	$14,079	$14,089	$14,201	$14,210	$14,574
Financial liabilities:
Notes payable	$524,296	$523,771	$522,296	$547,471	$546,077	$549,129

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
During the year ended December 31, 2016, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives	$6	$—	$6	$—
Liability derivatives	(107)	—	(107)	—

10.	RELATED PARTY TRANSACTIONS
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
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. The Company has renewed its participation in the program, and the program is effective through June 30, 2017.
During the years ended December 31, 2016, 2015 and 2014, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2016, 2015 and 2014, respectively, and any related amounts payable as of December 31, 2016 and 2015 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2016	2015	2014	2016	2015
Expensed
Asset management fees	$11,811	$12,082	$18,641	$—	$—
Reimbursement of operating expenses (1)	288	197	256	41	49
Disposition fees (2)	423	1,239	16,201	—	—
	$12,522	$13,518	$35,098	$41	$49
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $204,000, $157,000 and $142,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2016, 2015 and 2014. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net in the accompanying consolidated statements of operations.  Disposition fees with respect to real estate loans receivable sold are included in the gain on payoff or sale of real estate loans receivable in the accompanying consolidated statements of operations.
During the year ended December 31, 2016, the Advisor reimbursed the Company $0.1 million for a property insurance rebate and the Advisor and/or the Dealer Manager reimbursed the Company $69,000 for legal and professional fees and travel reimbursements.
On July 29, 2010, the Company, through an indirect wholly owned subsidiary, KBSII 300 North LaSalle, LLC (the “Owner”), purchased the 300 N. LaSalle Building. On May 16, 2014, after a competitive bidding process overseen by HFF, Inc., an unaffiliated independent third party, the Owner entered into a purchase and sale agreement and escrow instructions for the sale of the 300 N. LaSalle Building to an affiliate of the Irvine Company, 300 North LaSalle LLC (the “Purchaser”). Donald Bren is the chairman and owner of the Purchaser and the Irvine Company and the brother of Peter Bren (one of the Company’s executive officers and sponsors). On July 7, 2014, the Company completed the sale of the 300 N. LaSalle Building to the Purchaser for $850.0 million. The Company’s conflicts committee, composed of all of the Company’s independent directors, approved the purchase and disposition of the 300 N. LaSalle Building. Mr. Schreiber (one of the Company’s executive officers, directors and sponsors) has served as a member of the board of directors and executive committee of The Irvine Company since August 2016, and since December 2016, Mr. Schreiber has served on the Board of Trustees of The Irvine Company.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$40,994	$39,189	$38,602	$36,671
Net income (loss)	2,920	11,936	2,445	(554)
Net income (loss) per common share, basic and diluted	0.02	0.06	0.01	—
Distributions declared per common share	0.070	0.070	0.070	0.071

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$43,930	$41,203	$41,013	$39,149
Net income	27,532	3,479	(15,743)	3,109
Net income per common share, basic and diluted	0.14	0.02	(0.08)	0.02
Distributions declared per common share	0.072	0.073	0.074	0.074

12.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2016.
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
December 31, 2016

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 3, 2017, the Company paid distributions of $4.5 million, which related to distributions declared for December 2016 in the amount of $0.02380055 per share of common stock to stockholders of record as of the close of business on December 20, 2016. On February 1, 2017, the Company paid distributions of $4.4 million, which related to distributions declared for January 2017 in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on January 27, 2017. On March 1, 2017, the Company paid distributions of $4.0 million, which related to distributions declared for February 2017 in the amount of $0.02105753 per share of common stock to stockholders of record as of the close of business on February 20, 2017.
Distributions Declared
On March 10, 2017, the Company’s board of directors declared a March 2017 distribution in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on March 20, 2017, which the Company expects to pay in April 2017, and an April 2017 distribution in the amount of $0.02256164 per share of common stock to stockholders of record as of the close of business on April 20, 2017, which the Company expects to pay in May 2017.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2016
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
100 & 200 Campus Drive Buildings	Florham Park, NJ	100%	(4)	$10,700	$188,509	$199,209	$(59,333)	$9,461	$130,415	$139,876	$(6,010)	1988/1989	09/09/2008
300-600 Campus Drive Buildings	Florham Park, NJ	100%	94,625	9,717	185,445	195,162	(33,695)	9,121	152,346	161,467	(10,424)	1997/1999	10/10/2008
Willow Oaks Corporate Center	Fairfax, VA	100%	(4)	25,300	87,802	113,102	(9,616)	25,300	78,186	103,486	(15,727)	1986/1989/2003	08/26/2009
Pierre Laclede Center	Clayton, MO	100%	52,638	15,200	61,507	76,707	612	15,200	62,119	77,319	(7,205)	1964/1970	02/04/2010
Horizon Tech Center	San Diego, CA	100%	(5)	7,900	29,237	37,137	(7,597)	7,900	21,640	29,540	(1,483)	2009	06/17/2010
Union Bank Plaza	Los Angeles, CA	100%	105,000	24,000	190,232	214,232	(26,639)	24,000	163,593	187,593	(15,507)	1967	09/15/2010
Emerald View at Vista Center	West Palm Beach, FL	100%	—	5,300	28,455	33,755	(2,851)	5,300	25,604	30,904	(5,935)	2007	12/09/2010
Granite Tower	Denver, CO	100%	(5)	8,850	141,438	150,288	4,416	8,850	145,854	154,704	(38,123)	1983	12/16/2010
Gateway Corporate Center	Sacramento, CA	100%	(5)	6,380	38,946	45,326	(3,050)	6,380	35,896	42,276	(8,282)	2008/2009	01/26/2011
Fountainhead Plaza	Tempe, AZ	100%	—	12,300	123,700	136,000	(16,616)	12,300	107,084	119,384	(12,310)	2011	09/13/2011
Corporate Technology Centre	San Jose, CA	100%	140,000	71,160	159,712	230,872	(1,574)	71,160	158,138	229,298	(29,105)	1999/2001	03/28/2013
		TOTAL		$196,807	$1,234,983	$1,431,790	$(155,943)	$194,972	$1,080,875	$1,275,847	$(150,111)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of impairments and write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $1.6 billion (unaudited) as of December 31, 2016.
(4) These properties are security for the Portfolio Mortgage Loan #3, which had an outstanding principal balance of $54.0 million as of December 31, 2016.
(5) These properties are security for the Portfolio Mortgage Loan #1, which had an outstanding principal balance of $78.0 million as of December 31, 2016.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2016
(in thousands)

	2016	2015	2014
Real Estate
Balance at the beginning of the year	$1,291,762	$1,507,291	$2,798,082
Improvements	30,664	30,440	34,692
Write-off of fully depreciated and fully amortized assets	(9,862)	(15,670)	(29,280)
Impairments	—	(114,128)	(73,963)
Sales	(36,717)	(116,171)	(1,222,240)
Balance at the end of the year	$1,275,847	$1,291,762	$1,507,291

Accumulated depreciation and amortization
Balance at the beginning of the year	$113,460	$190,624	$362,822
Depreciation and amortization expense	54,831	53,429	75,292
Write-off of fully depreciated and fully amortized assets	(9,862)	(15,670)	(29,280)
Impairments	—	(92,341)	(59,560)
Sales	(8,318)	(22,582)	(158,650)
Balance at the end of the year	$150,111	$113,460	$190,624

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 13, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 13, 2017
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 13, 2017
Jeffrey K. Waldvogel
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 13, 2017
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 13, 2017
Stacie K. Yamane
/s/ HANK ADLER	Director	March 13, 2017
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 13, 2017
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 13, 2017
Stuart A. Gabriel, Ph.D.