Form 10-Q
period 2017-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2017-05-09
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
______________________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 5, 2017, there were 188,441,202 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
March 31, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Real estate:
Land	$188,592	$188,592
Buildings and improvements	982,830	980,863
Tenant origination and absorption costs	63,993	64,117
Total real estate held for investment, cost	1,235,415	1,233,572
Less accumulated depreciation and amortization	(153,246)	(141,830)
Total real estate held for investment, net	1,082,169	1,091,742
Real estate held for sale, net	33,931	33,994
Total real estate, net	1,116,100	1,125,736
Real estate loan receivable, net	14,037	14,079
Total real estate and real estate-related investments, net	1,130,137	1,139,815
Cash and cash equivalents	42,490	48,009
Rents and other receivables, net	59,934	59,152
Above-market leases, net	3,880	4,466
Assets related to real estate held for sale	3,808	3,565
Due from affiliate	129	—
Prepaid expenses and other assets	34,730	31,773
Total assets	$1,275,108	$1,286,780
Liabilities and stockholders’ equity
Notes payable, net	522,968	523,771
Accounts payable and accrued liabilities	17,608	18,422
Due to affiliate	69	41
Distributions payable	4,397	4,493
Below-market leases, net	2,456	2,876
Liabilities related to real estate held for sale	14	17
Other liabilities	11,725	10,253
Total liabilities	559,237	559,873
Commitments and contingencies (Note 11)
Redeemable common stock	8,956	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 188,529,845 and 188,719,952 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,885	1,887
Additional paid-in capital	1,679,526	1,679,524
Cumulative distributions in excess of net income	(974,496)	(964,504)
Total stockholders’ equity	706,915	716,907
Total liabilities and stockholders’ equity	$1,275,108	$1,286,780
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$32,559	$34,997
Tenant reimbursements	3,716	3,999
Interest income from real estate loans receivable	263	268
Other operating income	1,813	1,730
Total revenues	38,351	40,994
Expenses:
Operating, maintenance, and management	8,727	8,734
Real estate taxes and insurance	4,862	5,072
Asset management fees to affiliate	2,913	2,956
General and administrative expenses	1,200	1,962
Depreciation and amortization	13,835	14,892
Interest expense	4,047	4,474
Total expenses	35,584	38,090
Other income:
Other income	11	16
Total other income	11	16
Net income	$2,778	$2,920
Net income per common share, basic and diluted	$0.01	$0.02
Weighted-average number of common shares outstanding, basic and diluted	188,654,682	189,437,758
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$2,778	$2,920
Other comprehensive income:
Reclassification of realized losses recognized on interest rate swaps (effective portion)	—	34
Total other comprehensive income	—	34
Total comprehensive income	$2,778	$2,954
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2016 and the Three Months Ended March 31, 2017 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2015	189,556,185	$1,895	$1,684,206	$(928,111)	$(60)	$757,930
Net income	—	—	—	16,747	—	16,747
Other comprehensive income	—	—	—	—	60	60
Redemptions of common stock	(836,233)	(8)	(4,682)	—	—	(4,690)
Distributions declared	—	—	—	(53,140)	—	(53,140)
Balance, December 31, 2016	188,719,952	$1,887	$1,679,524	$(964,504)	$—	$716,907
Net income	—	—	—	2,778	—	2,778
Redemptions of common stock	(190,107)	(2)	(1,042)	—	—	(1,044)
Transfers from redeemable common stock	—	—	1,044	—	—	1,044
Distributions declared	—	—	—	(12,770)	—	(12,770)
Balance, March 31, 2017	188,529,845	$1,885	$1,679,526	$(974,496)	$—	$706,915
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$2,778	$2,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,835	14,892
Noncash interest income on real estate-related investments	1	1
Deferred rent	(871)	(1,325)
Bad debt expense	160	42
Amortization of above- and below-market leases, net	163	(408)
Amortization of deferred financing costs	265	369
Unrealized (gains) losses on derivative instruments	(74)	196
Changes in operating assets and liabilities:
Rents and other receivables	(771)	(2,927)
Prepaid expenses and other assets	(3,819)	(3,393)
Accounts payable and accrued liabilities	(714)	1,066
Due from affiliates	(129)	(181)
Due to affiliates	28	(9)
Other liabilities	1,552	994
Net cash provided by operating activities	12,404	12,237
Cash Flows from Investing Activities:
Improvements to real estate	(2,986)	(10,176)
Principal repayments on real estate loans receivable	41	35
Net cash used in investing activities	(2,945)	(10,141)
Cash Flows from Financing Activities:
Principal payments on notes payable	(757)	—
Payments of deferred financing costs	(311)	(170)
Payments to redeem common stock	(1,044)	(1,684)
Distributions paid to common stockholders	(12,866)	(13,453)
Net cash used in financing activities	(14,978)	(15,307)
Net decrease in cash and cash equivalents	(5,519)	(13,211)
Cash and cash equivalents, beginning of period	48,009	72,793
Cash and cash equivalents, end of period	$42,490	$59,582
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,808	$4,044
Supplemental Disclosure of Noncash Transactions:
Increase in accrued improvements to real estate	$222	$1,706
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of March 31, 2017, the Company owned 11 real estate properties (consisting of 10 office properties (one of which was held for sale) and an office campus consisting of eight office buildings). In addition, as of March 31, 2017, the Company owned one real estate loan receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of March 31, 2017, the Company had redeemed 25,075,292 shares sold in the Offering for $241.1 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
March 31, 2017
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2017 and 2016, respectively.
Distributions declared per common share were $0.068 and $0.070 in the aggregate for the three months ended March 31, 2017 and 2016, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2017 through March 2017 and January 2016 through March 2016.
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
March 31, 2017
(unaudited)

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
March 31, 2017
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
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2017, the Company’s portfolio of real estate held for investment was composed of nine office properties and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 4.9 million rentable square feet. As of March 31, 2017, the Company’s real estate portfolio was 85% occupied. The following table summarizes the Company’s real estate portfolio as of March 31, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$140,486	$(7,304)	$133,182
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	161,637	(11,929)	149,708
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	103,365	(16,345)	87,020
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	78,888	(8,099)	70,789
Horizon Tech Center	06/17/2010	San Diego	CA	Office	29,540	(1,687)	27,853
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	187,470	(17,703)	169,767
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	31,038	(6,220)	24,818
Granite Tower	12/16/2010	Denver	CO	Office	154,310	(39,235)	115,075
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,383	(13,678)	105,705
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	229,298	(31,046)	198,252
					$1,235,415	$(153,246)	$1,082,169
_____________________
(1) Amounts presented are net of impairment charges.
As of March 31, 2017, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Corporate Technology Centre	San Jose, CA	610,083	$198,252	15.5%	$18,537	$30.38	100%
Union Bank Plaza	Los Angeles, CA	627,334	169,767	13.3%	21,891	40.38	86%
300-600 Campus Drive Buildings	Florham Park, NJ	578,402	149,708	11.7%	17,400	31.07	97%
100 & 200 Campus Drive Buildings	Florham Park, NJ	586,405	133,182	10.4%	11,747	31.35	64%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2017, the leases had remaining terms, excluding options to extend, of up to 14.6 years with a weighted-average remaining term of 5.2 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.4 million and $2.5 million as of March 31, 2017 and December 31, 2016, respectively.
During the three months ended March 31, 2017 and 2016, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.9 million and $1.3 million, respectively. As of March 31, 2017 and December 31, 2016, the cumulative deferred rent balance was $58.6 million and $57.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $10.3 million and $10.9 million of unamortized lease incentives as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

April 1, 2017 through December 31, 2017	$93,946
2018	119,595
2019	105,838
2020	99,381
2021	86,099
Thereafter	264,558
$769,417
As of March 31, 2017, the Company had approximately 190 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	33	$29,287	23.1%
Computer System Design & Programming	7	19,230	15.2%
Mining, Oil & Gas Extraction	5	16,939	13.3%
Legal Services	34	14,908	11.7%
		$80,364	63.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of March 31, 2017. During the three months ended March 31, 2017 and 2016, the Company recorded bad debt expense of $0.2 million and $42,000, respectively. As of March 31, 2017, the Company had a bad debt expense reserve of approximately $0.5 million, which represented less than 1% of its annualized base rent.
As of March 31, 2017, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2) (3)
Union Bank	Union Bank Plaza	Finance	374,658	9.0%	$15,591	12.3%	$41.61	04/30/2017 / 01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the leases as of March 31, 2017 and does not take into account any tenant renewal or termination options.
(3) Of the 374,658 rentable square feet occupied by the tenant, a total of 31,946 rentable square feet expired on April 30, 2017. With respect to the lease that expires on January 31, 2022, Union Bank has two options to extend the term of this lease for three, four, five, six or seven years per option term, provided that the combined renewal option terms do not exceed 10 years. If Union Bank elects to exercise its extension options, it must extend the lease on (i) the entire office premise or (ii) no less than 200,000 rentable square feet consisting of full floors only plus either all or none of both the retail and vault space.
No other tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of March 31, 2017, the Company’s net investments in real estate in California and New Jersey represented 31.0% and 22.2% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Cost	$63,993	$64,117	$13,740	$13,740	$(11,200)	$(11,249)
Accumulated amortization	(35,986)	(33,577)	(9,860)	(9,274)	8,744	8,373
Net amount	$28,007	$30,540	$3,880	$4,466	$(2,456)	$(2,876)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Amortization	$(2,561)	$(3,437)	$(586)	$(628)	$423	$1,036

5.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2017 and December 31, 2016, the Company, through an indirect wholly owned subsidiary, had originated the following real estate loan receivable (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2017 (1)	Book Value as of March 31, 2017 (2)	Book Value as of December 31, 2016 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sheraton Charlotte Airport Hotel First Mortgage Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$14,033	$14,037	$14,079	7.5%	7.6%	08/01/2018
_____________________
(1) Outstanding principal balance as of March 31, 2017 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2017, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2017. The contractual interest rate and annualized effective interest rate presented are as of March 31, 2017.
The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2017 (in thousands):

Real estate loan receivable - December 31, 2016	$14,079
Principal repayments received on the real estate loan receivable	(41)
Amortization of closing costs and origination fees on the real estate loan receivable	(1)
Real estate loan receivable - March 31, 2017	$14,037
For the three months ended March 31, 2017 and 2016, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Contractual interest income	$264	$269
Amortization of closing costs and origination fees	(1)	(1)
Interest income from real estate loan receivable	$263	$268
As of March 31, 2017 and December 31, 2016, the borrower under the Company’s real estate loan receivable was current on its debt obligations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

6.	REAL ESTATE HELD FOR SALE
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
During the three months ended March 31, 2017, the Company classified one office property as held for sale. During the year ended December 31, 2016, the Company disposed of one office/flex property. The results of operations for the property sold during the year ended December 31, 2016 and the property held for sale as of March 31, 2017 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenue and expenses related to these properties (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues
Rental income	$1,316	$2,088
Tenant reimbursements	23	248
Total revenues	1,339	2,336
Expenses
Operating, maintenance, and management	316	418
Real estate taxes and insurance	181	336
Asset management fees to affiliate	93	161
General and administrative expenses	50	77
Depreciation and amortization	157	839
Interest expense	88	300
Total expenses	$885	$2,131
The following summary presents the major components of assets and liabilities related to real estate held for sale as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Assets related to real estate held for sale
Total real estate, at cost	$42,354	$42,276
Accumulated depreciation and amortization	(8,423)	(8,282)
Real estate held for sale, net	33,931	33,994
Other assets	3,808	3,565
Total assets related to real estate held for sale	$37,739	$37,559
Liabilities related to real estate held for sale
Other liabilities	14	17
Total liabilities related to real estate held for sale	$14	$17

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

7.	NOTES PAYABLE
As of March 31, 2017 and December 31, 2016, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of March 31, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of March 31, 2017(1)	Effective Interest Rate as of March 31, 2017(1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$52,638	$52,638	One-month LIBOR + 1.80%	3.1%	Interest Only	06/21/2017
Union Bank Plaza Mortgage Loan (4)	105,000	105,000	One-month LIBOR + 1.65%	2.4%	Interest Only	09/15/2017
Portfolio Mortgage Loan #1 (5)	77,651	78,033	One-month LIBOR + 2.15%	2.9%	Interest Only	04/20/2017
Portfolio Mortgage Loan #3 (6)	54,000	54,000	One-month LIBOR + 1.75% - 1.85%	2.5%	Interest Only	03/01/2018
Corporate Technology Centre Mortgage Loan (7)	140,000	140,000	3.50%	3.5%	(7)	04/01/2020
300-600 Campus Drive Revolving Loan (8)	94,250	94,625	One-month LIBOR + 2.05%	2.9%	(8)	08/01/2017
Total notes payable principal outstanding	$523,539	$524,296
Deferred financing costs, net	(571)	(525)
Total notes payable, net	$522,968	$523,771
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2017. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of March 31, 2017, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) As of March 31, 2017, the Amended and Restated Portfolio Revolving Loan Facility was secured by Pierre Laclede Center.
(4) On March 17, 2017, the Company extended the maturity date of the Union Bank Plaza Mortgage Loan to September 15, 2017.  As of March 31, 2017, $105.0 million of the Union Bank Plaza Mortgage Loan had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) On March 20, 2017, the Company extended the maturity date of Portfolio Mortgage Loan #1 to April 20, 2017. In addition, the lender of Portfolio Mortgage Loan #1 released Gateway Corporate Center as a collateral for this loan. As of March 31, 2017, Portfolio Mortgage Loan #1 was secured by Horizon Tech Center and Granite Tower. Subsequent to March 31, 2017, the Company is in negotiations with the lender to extend the maturity date of Portfolio Mortgage Loan #1 and the lender has issued a letter agreement to the Company, stating that the Company is not in default under the loan.
(6) On March 1, 2017, the Company exercised its second extension option with the lender to extend the maturity date of Portfolio Mortgage Loan #3 to March 1, 2018 and reduced the loan commitment amount to $54.0 million. As of March 31, 2017, the principal balance under Portfolio Mortgage Loan #3 consisted of the $32.4 million non-revolving portion and $21.6 million revolving portion. As of March 31, 2017, Portfolio Mortgage Loan #3 was secured by the 100 & 200 Campus Drive Buildings and Willow Oaks Corporate Center.
(7) Monthly payments are initially interest-only. Beginning on May 1, 2017, monthly payments for the Corporate Technology Centre Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(8) As of March 31, 2017, the principal balance of the 300-600 Campus Drive Revolving Loan consisted of the $94.3 million non-revolving portion. The revolving portion of $25.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. On the first day of each calendar quarter, commencing on October 1, 2016, and each succeeding January 1, April 1, July 1 and October 1 thereafter, the Company repays principal outstanding under the 300-600 Campus Drive Revolving Loan in equal installments of $375,000. Subsequent to March 31, 2017, the Company exercised its extension option with the lender to extend the maturity date of 300-600 Campus Drive Revolving Loan to August 1, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

During the three months ended March 31, 2017 and 2016, the Company incurred $4.0 million and $4.5 million of interest expense, respectively. As of March 31, 2017 and December 31, 2016, $1.3 million and $1.3 million, respectively, of interest expense were payable. Included in interest expense for the three months ended March 31, 2017 and 2016 were $0.3 million and $0.4 million of amortization of deferred financing costs, respectively. As a result of unrealized gains on the Company’s interest rate swap agreements for the three months ended March 31, 2017, interest expense was reduced by $11,000. Interest expense incurred as a result of the Company’s interest rate swap agreements for the three months ended March 31, 2016 was $0.5 million.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2017 (in thousands):

April 1, 2017 through December 31, 2017	$331,320
2018	56,750
2019	2,848
2020	132,621
$523,539
The Company plans to exercise its extension options available under its loan agreements, if applicable, or pay off or refinance the related notes payable prior to their maturity dates.
Certain of the Company’s notes payable contain financial debt covenants. As of March 31, 2017, the Company was in compliance with these debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2017 and December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instruments	March 31, 2017		December 31, 2016		Reference Rate as of March 31, 2017	Fix Pay Rate	Remaining Term in Years
	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate Swaps (1)	1	$52,638	3	$106,638	One-month LIBOR/ Fixed at 1.30%	1.30%	0.3
_____________________
(1) During the three months ended March 31, 2017, two of the Company’s interest rate swaps expired. As of March 31, 2017 and December 31, 2016, none of the Company’s interest rate swaps were designated as cash flow hedges.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Derivative Instruments	Balance Sheet Location	March 31, 2017		December 31, 2016
		Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	—	$—	2	$6
Interest Rate Swaps	Other liabilities, at fair value	1	$(27)	1	$(107)
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

	For the Three Months Ended March 31,
	2017	2016
Derivatives designated as hedging instruments (1)
Amount of loss recognized on interest rate swaps (effective portion)	$—	$34
	—	34
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	63	268
Unrealized (gains) losses on interest rate swaps	(74)	196
Losses related to swap terminations	—	2
	(11)	466
(Decrease) increase in interest expense as a result of derivatives	$(11)	$500
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
March 31, 2017
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
March 31, 2017
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of March 31, 2017 and December 31, 2016, which carrying amounts do not generally approximate the fair values (in thousands):

	March 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$14,033	$14,037	$14,043	$14,073	$14,079	$14,089
Financial liabilities:
Notes payable	$523,539	$522,968	$521,056	$524,296	$523,771	$522,296
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
As of March 31, 2017, the Company measured the following liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$27	$—	$27	$—

10.	RELATED PARTY TRANSACTIONS
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
March 31, 2017
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
During the three months ended March 31, 2017 and 2016, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2017 and 2016, respectively, and any related amounts payable as of March 31, 2017 and December 31, 2016 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2017	2016	2017	2016
Expensed
Asset management fees	$2,913	$2,956	$—	$—
Reimbursement of operating expenses (1)	69	69	69	41
	$2,982	$3,025	$69	$41
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $49,000 and $49,000 for the three months ended March 31, 2017 and 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2017 and 2016. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
During the three months ended March 31, 2017, the Company had a $0.1 million property insurance rebate due from the Advisor.

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
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2017.
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
Distributions Paid
On April 3, 2017, the Company paid distributions of $4.4 million, which related to distributions declared for March 2017 in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on March 20, 2017. On May 1, 2017, the Company paid distributions of $4.3 million, which related to distributions declared for April 2017 in the amount of $0.02256164 per share of common stock to stockholders of record as of the close of business on April 20, 2017.
Distributions Declared
On May 8, 2017, the Company’s board of directors declared a May 2017 distribution in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on May 19, 2017, which the Company expects to pay in June 2017, and a June 2017 distribution in the amount of $0.02256164 per share of common stock to stockholders of record as of the close of business on June 20, 2017, which the Company expects to pay in July 2017.

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

•
During the year ended December 31, 2016, we sold one office/flex property and we have one property held for sale as of March 31, 2017. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”).
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
We invested in a diverse portfolio of real estate and real estate-related investments. As of March 31, 2017, we owned 11 real estate properties (consisting of 10 office properties (one of which was held for sale) and an office campus consisting of eight office buildings). In addition, as of March 31, 2017, we owned one real estate loan receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of March 31, 2017, we had redeemed 25,075,292 shares sold in our offering for $241.1 million.
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

While the Special Committee continues to explore strategic alternatives for us, the Special Committee has determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell additional assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we have begun the process of exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
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
Conditions in the global capital markets remained unsettled as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 94 months (as of the end of first quarter 2017), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In March 2017, the U.S. Federal Reserve (the “FED”) increased interest rates for the third time in three years. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. Real gross domestic product (“GDP”) growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.
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

Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, the uncertainty regarding the political, regulatory and economic environments has introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The FED increased interest rates for the third time over the past three years. The real estate and finance markets anticipate further rate increases as long as the economy remains strong. If this trend continues, management will review our debt financing strategies to optimize the cost of our debt exposure.
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
As of March 31, 2017, we had a fixed-rate real estate loan receivable with an outstanding principal balance of $14.0 million and a carrying value (including unamortized origination and closing costs) of $14.0 million that matures in 2018.
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
As of March 31, 2017, we had debt obligations in the aggregate principal amount of $523.5 million with a weighted-average remaining term of 1.1 years. We had a total of $140.0 million of fixed rate notes payable and $383.5 million of variable rate notes payable as of March 31, 2017. The interest rates on $52.6 million of our variable rate notes payable are effectively fixed through an interest rate swap agreement. As of March 31, 2017, we had a total of $383.5 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements, if applicable, or pay off or refinance the related notes payable prior to their maturity dates.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; Special Redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders.
We intend to use our cash on hand, cash flow generated by our real estate properties and real estate-related investment, proceeds from debt financing, proceeds from the sale of real estate properties and possibly the principal repayment on or sale of our real estate loan receivable as our primary sources of immediate and long-term liquidity. As of March 31, 2017, we had an aggregate of $25.0 million available for future disbursements under one credit facility, subject to certain conditions and restrictions set forth in the loan agreement.
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 9, 2016, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2017 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of March 31, 2017, we had $9.0 million available for Special Redemptions for the remainder of 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2017, our real estate properties were 85% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of March 31, 2017, the borrower under our real estate loan receivable was current on its debt service payments to us.
For the three months ended March 31, 2017, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff or sale of real estate loans receivable and proceeds from the sales of real estate properties from prior periods. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the three months ended March 31, 2017 using cash flows from operations and cash on hand. We believe that our cash on hand, cash flow from operations, availability under our credit facilities, proceeds from the sales of real estate properties and the repayment of or sale of our real estate loan receivable will be sufficient to meet our liquidity needs for the foreseeable future. As of March 31, 2017, we had a total of $383.5 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements, if applicable, or pay down or refinance the related notes payable prior to their maturity dates.
On December 14, 2016, our board of directors approved an estimated value per share of our common stock of $5.49 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2016. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017.
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
While the Special Committee continues to explore strategic alternatives for us, the Special Committee has determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell additional assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we have begun the process of exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
As of March 31, 2017, we owned 11 real estate properties (consisting of 10 office properties (one of which was held for sale) and an office campus consisting of eight office buildings). In addition, as of March 31, 2017, we owned one real estate loan receivable.
During the three months ended March 31, 2017, net cash provided by operating activities was $12.4 million, compared to $12.2 million during the three months ended March 31, 2016. The increase in net cash provided by operating activities was primarily due to the timing of lease commission payments. We anticipate cash flows from operating activities to decrease to the extent we make additional asset sales.
Cash Flows from Investing Activities
Net cash used in investing activities was $2.9 million for the three months ended March 31, 2017 and primarily related to improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2017, net cash used in financing activities was $15.0 million and consisted primarily of the following:

•	$12.9 million of cash distributions;

•	$1.0 million of cash used for redemptions of common stock;

•	$0.8 million of principal payments on notes payable; and

•	$0.3 million of payments of deferred financing costs.
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
As of March 31, 2017, we had $42.5 million of cash and cash equivalents and up to $25.0 million available for future disbursements under one credit facility, subject to certain conditions and restrictions set forth in the loan agreement, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2017, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020
Outstanding debt obligations (1)	$523,539	$331,320	$59,598	$132,621
Interest payments on outstanding debt obligations (2)	18,709	7,451	9,715	1,543
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2017 (consisting of the contractual interest rate and the effect of interest rate floors and swaps, if applicable). We incurred interest expense of $3.9 million, excluding net unrealized gains on interest rate swap agreements of $74,000 and amortization of deferred financing costs totaling $0.3 million during the three months ended March 31, 2017.
Results of Operations
Overview
As of March 31, 2016, we owned 10 office properties, one office/flex property, an office campus consisting of eight office buildings and one real estate loan receivable. Subsequent to March 31, 2016, we sold one office/flex property. As a result, as of March 31, 2017, we owned 10 office properties (one of which was held for sale), an office campus consisting of eight office buildings and one real estate loan receivable. The results of operations presented for the three months ended March 31, 2017 and 2016 are not directly comparable due to the disposition of one office/flex property subsequent to January 1, 2016. In general, we expect income and expenses to decrease in future periods due to disposition activity.
Comparison of the three months ended March 31, 2017 versus the three months ended March 31, 2016
The following table provides summary information about our results of operations for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2017	2016
Rental income	$32,559	$34,997	$(2,438)	(7)%	$(742)	$(1,696)
Tenant reimbursements	3,716	3,999	(283)	(7)%	(188)	(95)
Interest income from real estate loan receivable	263	268	(5)	(2)%	—	(5)
Other operating income	1,813	1,730	83	5%	—	83
Operating, maintenance and management costs	8,727	8,734	(7)	—%	(80)	73
Real estate taxes and insurance	4,862	5,072	(210)	(4)%	(152)	(58)
Asset management fees to affiliate	2,913	2,956	(43)	(1)%	(68)	25
General and administrative expenses	1,200	1,962	(762)	(39)%	n/a	n/a
Depreciation and amortization	13,835	14,892	(1,057)	(7)%	(294)	(763)
Interest expense	4,047	4,474	(427)	(10)%	(171)	(256)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 related to real estate and real estate-related investments disposed of on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 related to real estate and real estate-related investments owned by us throughout both periods presented.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements decreased from $39.0 million for the three months ended March 31, 2016 to $36.3 million for the three months ended March 31, 2017, primarily due to the disposition of one real estate property subsequent to January 1, 2016, a lease termination fee received from a tenant in a property held throughout both periods during the three months ended March 31, 2016 and an overall decrease in portfolio occupancy of 3% related to real estate held for investment, partially offset by an aggregate increase in average annualized base rent per square foot of 0.9% related to real estate held for investment. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the anticipated dispositions of real estate properties. For the three months ended March 31, 2016, rental income and tenant reimbursements from our real estate property sold were $0.9 million.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.3 million during the three months ended March 31, 2017 and 2016. Interest income from our real estate loan receivable in future periods compared to historical periods will decrease as a result of the anticipated payoff at maturity or sale of our real estate loan receivable.
Real estate taxes and insurance decreased from $5.1 million for the three months ended March 31, 2016 to $4.9 million for the three months ended March 31, 2017. This decrease was primarily due to the disposition of one real estate property subsequent to January 1, 2016. We expect real estate taxes and insurance to decrease in future periods due to the anticipated dispositions of real estate properties. For the three months ended March 31, 2016, real estate taxes and insurance from our real estate property sold were $0.2 million.
Asset management fees with respect to our real estate and real estate-related investments decreased slightly from $3.0 million for the three months ended March 31, 2016 to $2.9 million for the three months ended March 31, 2017, primarily due to the disposition of one real estate property subsequent to January 1, 2016. All asset management fees incurred as of March 31, 2017 have been paid. We expect asset management fees to decrease in future periods due to anticipated asset sales or other dispositions. For the three months ended March 31, 2016, asset management fees from our real estate property sold were $0.1 million.
General and administrative expenses decreased from $2.0 million for the three months ended March 31, 2016 to $1.2 million for the three months ended March 31, 2017. This decrease was primarily due to professional fees related to the Special Committee’s engagement of Evercore to act as our financial advisor and legal fees related to the assessment of strategic alternatives during the three months ended March 31, 2016. We did not incur such costs during the three months ended March 31, 2017. See “—Liquidity and Capital Resources” for our discussion on the engagement of Evercore and assessment of strategic alternatives.
Depreciation and amortization decreased from $14.9 million for the three months ended March 31, 2016 to $13.8 million for the three months ended March 31, 2017 due to the disposition of one real estate property subsequent to January 1, 2016 and as a result of lease terminations and lease expirations related to properties held throughout both periods. We expect depreciation and amortization to decrease in future periods due to the anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations. For the three months ended March 31, 2016, depreciation and amortization from our real estate property sold were $0.3 million.
Interest expense decreased from $4.5 million for the three months ended March 31, 2016 to $4.0 million for the three months ended March 31, 2017. The decrease in interest expense is primarily due to an overall decrease in our total debt outstanding due to loan repayments in connection with the disposition of one real estate property subsequent to January 1, 2016, and an overall decrease in the average loan balance of our existing notes payable related to properties held throughout both periods. Included in interest expense is the amortization of deferred financing costs of $0.4 million and $0.3 million for the three months ended March 31, 2016 and 2017, respectively. During the three months ended March 31, 2017 and 2016, we recorded $0.1 million of unrealized gains and $0.2 million of unrealized losses on interest rate swaps, respectively. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facility and any debt repayments we make. In addition, our interest expense in future periods will vary based on fair value changes with respect to our interest rate swap that is not accounted for as a cash flow hedge. For the three months ended March 31, 2016, interest expense from the loan secured by our real estate property sold was $0.2 million.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties and real estate-related investments sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold and held for sale and real estate-related investments sold or repaid as of March 31, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, termination fees on derivative instruments and unrealized (gains) losses on derivative instruments are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Termination fees on derivative instruments. Termination fees on derivative instruments are included in interest expense. Although these amounts reduce net income, we exclude them from MFFO to more appropriately reflect the ongoing impact of our interest rate swap agreements; and

•
Unrealized (gains) losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in fair value of interest rate swaps not designated as a hedge and the change in fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2017	2016
Net income	$2,778	$2,920
Depreciation of real estate assets	9,100	8,868
Amortization of lease-related costs	4,735	6,024
FFO	16,613	17,812
Straight-line rent and amortization of above- and below-market leases	(708)	(1,733)
Amortization of discounts and closing costs	1	1
Termination fees on derivative instruments	—	2
Unrealized (gains) losses on derivative instruments	(74)	196
MFFO	$15,832	$16,278

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of MFFO above includes amounts related to the operations of one real estate property sold between January 1, 2016 and March 31, 2017 and one real estate property held for sale as of March 31, 2017. Please refer to the table below with respect to the proportion of MFFO related to the real estate property sold and the real estate property held for sale as of March 31, 2017 (in thousands).

	For the Three Months Ended March 31,
	2017	2016
MFFO by component:
Assets held for investment	$15,415	$15,947
Real estate property sold	—	331
Real estate property held for sale	417	—
MFFO	$15,832	$16,278
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first quarter of 2017 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share(1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2017	$12,770	$0.068	$12,866	$12,404
_____________________
(1) Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the three months ended March 31, 2017, we paid aggregate distributions of $12.9 million, all of which were paid in cash. FFO and cash flow from operations for the three months ended March 31, 2017 were $16.6 million and $12.4 million, respectively. We funded our total distributions paid with $12.4 million of current period cash flow from operations and $0.5 million of cash on hand. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
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
Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward — Looking Statements,” “Market Outlook — Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrower to continue to make debt service payments and/or to repay its loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of some of our assets; and the sources and amounts of cash we have available for distributions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. There have been no significant changes to our policies during 2017.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 3, 2017, we paid distributions of $4.4 million, which related to distributions declared for March 2017 in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on March 20, 2017. On May 1, 2017, we paid distributions of $4.3 million, which related to distributions declared for April 2017 in the amount of $0.02256164 per share of common stock to stockholders of record as of the close of business on April 20, 2017.
Distributions Declared
On May 8, 2017, our board of directors declared a May 2017 distribution in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on May 19, 2017, which we expect to pay in June 2017, and a June 2017 distribution in the amount of $0.02256164 per share of common stock to stockholders of record as of the close of business on June 20, 2016, which we expect to pay in July 2017.

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
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2017, the fair value and carrying value of our fixed rate real estate loan receivable were $14.0 million and $14.0 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2017, the fair value of our fixed rate debt was $138.0 million and the outstanding principal balance of our fixed rate debt was $140.0 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2017. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $330.9 million of variable rate debt outstanding, after giving consideration to the impact of an interest rate swap agreement on approximately $52.6 million of our variable rate debt. Based on interest rates as of March 31, 2017, if interest rates were 100 basis points higher during the 12 months ending March 31, 2018, interest expense on our variable rate debt would increase by $3.3 million. As of March 31, 2017, one-month LIBOR was 0.98278% and if this index were reduced to 0% during the 12 months ending March 31, 2018, interest expense on our variable rate debt would decrease by $3.3 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of March 31, 2017 was 7.6%. The annual effective interest rate represents the effective interest rate as of March 31, 2017, using the interest method, which we use to recognize interest income on our real estate loan receivable. The weighted-average interest rate of our fixed rate debt and variable rate debt as of March 31, 2017 were 3.5% and 2.8%, respectively. The interest rate and weighted-average interest rate represents the actual interest rate in effect as of March 31, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of March 31, 2017, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

c)
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document, and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:

•
During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On December 9, 2016, the board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2017 of $10.0 million in the aggregate (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

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

The only redemptions we made under our share redemption program during the three months ended March 31, 2017 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the three months ended March 31, 2017 with existing cash on hand.
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
During the three months ended March 31, 2017, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	54,480	$5.49	(3)
February 2017	79,674	$5.49	(3)
March 2017	55,953	$5.49	(3)
Total	190,107
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
(2) In accordance with our share redemption program, the redemption price for Special Redemptions is equal to the most recent estimated value per share of our common stock as of the redemption date. On December 14, 2016, our board of directors approved an estimated value per share of our common stock of $5.49 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2016. The change in the redemption price became effective for the December 30, 2016 redemption date and will be effective until the estimated value per share is updated. We expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2017. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the three months ended March 31, 2017, we redeemed $1.0 million of shares, which represented all redemption requests received in good order and eligible for redemption through the March 2017 redemption date. Based on the redemption limitations described above and redemptions through March 31, 2017, we may redeem up to $9.0 million of shares in connection with Special Redemptions for the remainder of 2017.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	May 9, 2017	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 9, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)