Form 10-Q
period 2017-06-30
KBS Real Estate Investment Trust II, Inc.
filed 2017-08-09
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 4, 2017, there were 188,079,913 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
June 30, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate:
Land	$188,592	$188,592
Buildings and improvements	986,793	980,863
Tenant origination and absorption costs	62,298	64,117
Total real estate held for investment, cost	1,237,683	1,233,572
Less accumulated depreciation and amortization	(162,974)	(141,830)
Total real estate held for investment, net	1,074,709	1,091,742
Real estate held for sale, net	—	33,994
Total real estate, net	1,074,709	1,125,736
Real estate loan receivable, net	14,001	14,079
Total real estate and real estate-related investments, net	1,088,710	1,139,815
Cash and cash equivalents	83,491	48,009
Restricted cash	1,875	—
Rents and other receivables, net	60,990	59,152
Above-market leases, net	3,294	4,466
Assets related to real estate held for sale	—	3,565
Prepaid expenses and other assets	32,510	31,773
Total assets	$1,270,870	$1,286,780
Liabilities and stockholders’ equity
Notes payable, net	522,287	523,771
Accounts payable and accrued liabilities	19,788	18,422
Due to affiliate	22	41
Distributions payable	4,250	4,493
Below-market leases, net	2,048	2,876
Liabilities related to real estate held for sale	—	17
Other liabilities	10,927	10,253
Total liabilities	559,322	559,873
Commitments and contingencies (Note 11)
Redeemable common stock	7,176	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 188,205,547 and 188,719,952 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,882	1,887
Additional paid-in capital	1,679,529	1,679,524
Cumulative distributions in excess of net income	(977,039)	(964,504)
Total stockholders’ equity	704,372	716,907
Total liabilities and stockholders’ equity	$1,270,870	$1,286,780
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$32,177	$33,463	$64,735	$68,460
Tenant reimbursements	3,725	3,726	7,441	7,725
Interest income from real estate loans receivable	265	268	528	536
Other operating income	1,801	1,732	3,614	3,462
Total revenues	37,968	39,189	76,318	80,183
Expenses:
Operating, maintenance, and management	8,558	8,049	17,285	16,784
Real estate taxes and insurance	5,216	5,052	10,077	10,124
Asset management fees to affiliate	2,935	2,940	5,848	5,895
General and administrative expenses	987	1,863	2,187	3,826
Depreciation and amortization	13,477	14,289	27,313	29,181
Interest expense	4,342	4,187	8,389	8,660
Total expenses	35,515	36,380	71,099	74,470
Other income:
Other income	38	26	49	42
Gain on sale of real estate, net	7,863	9,101	7,863	9,101
Total other income	7,901	9,127	7,912	9,143
Net income	$10,354	$11,936	$13,131	$14,856
Net income per common share, basic and diluted	$0.05	$0.06	$0.07	$0.08
Weighted-average number of common shares outstanding, basic and diluted	188,437,608	189,186,904	188,545,545	189,312,331
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$10,354	$11,936	$13,131	$14,856
Other comprehensive income:
Reclassification of realized losses recognized on interest rate swaps (effective portion)	—	26	—	60
Total other comprehensive income	—	26	—	60
Total comprehensive income	$10,354	$11,962	$13,131	$14,916
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2016 and the Six Months Ended June 30, 2017 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2015	189,556,185	$1,895	$1,684,206	$(928,111)	$(60)	$757,930
Net income	—	—	—	16,747	—	16,747
Other comprehensive income	—	—	—	—	60	60
Redemptions of common stock	(836,233)	(8)	(4,682)	—	—	(4,690)
Distributions declared	—	—	—	(53,140)	—	(53,140)
Balance, December 31, 2016	188,719,952	$1,887	$1,679,524	$(964,504)	$—	$716,907
Net income	—	—	—	13,131	—	13,131
Redemptions of common stock	(514,405)	(5)	(2,819)	—	—	(2,824)
Transfers from redeemable common stock	—	—	2,824	—	—	2,824
Distributions declared	—	—	—	(25,666)	—	(25,666)
Balance, June 30, 2017	188,205,547	$1,882	$1,679,529	$(977,039)	$—	$704,372
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$13,131	$14,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,313	29,181
Noncash interest income on real estate-related investments	2	2
Deferred rent	(1,707)	(3,213)
Bad debt expense	218	56
Amortization of above- and below-market leases, net	330	(279)
Amortization of deferred financing costs	567	850
Unrealized gains on derivative instruments	(101)	(76)
Gain on sale of real estate, net	(7,863)	(9,101)
Changes in operating assets and liabilities:
Rents and other receivables	(842)	(2,939)
Prepaid expenses and other assets	(2,143)	(4,302)
Accounts payable and accrued liabilities	229	511
Due to affiliates	(19)	21
Other liabilities	781	(1,033)
Net cash provided by operating activities	29,896	24,534
Cash Flows from Investing Activities:
Proceeds from sale of real estate	45,689	41,218
Improvements to real estate	(7,520)	(18,141)
Principal repayments on real estate loans receivable	76	58
Net cash provided by investing activities	38,245	23,135
Cash Flows from Financing Activities:
Principal payments on notes payable	(1,573)	(22,800)
Payments of deferred financing costs	(478)	(173)
Payments to redeem common stock	(2,824)	(2,732)
Distributions paid to common stockholders	(25,909)	(26,822)
Net cash used in financing activities	(30,784)	(52,527)
Net increase (decrease) in cash and cash equivalents and restricted cash	37,357	(4,858)
Cash and cash equivalents and restricted cash, beginning of period	48,009	72,687
Cash and cash equivalents and restricted cash, end of period	$85,366	$67,829
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,849	$7,953
Supplemental Disclosure of Noncash Transactions:
Increase in accrued improvements to real estate	$735	$4,055
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of June 30, 2017, the Company owned ten real estate properties (consisting of nine office properties and an office campus consisting of eight office buildings). In addition, as of June 30, 2017, the Company owned one real estate loan receivable.
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on May 21, 2017 (the “Advisory Agreement”). The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of June 30, 2017, the Company had redeemed 25,399,590 shares sold in the Offering for $242.9 million.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
June 30, 2017
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2017 and 2016, respectively.
Distributions declared per common share were $0.068 and $0.136 in the aggregate for the three and six months ended June 30, 2017, respectively, and $0.070 and $0.140 in the aggregate for the three and six months ended June 30, 2016, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2017 through June 2017 and January 2016 through June 2016.
Segments
The Company invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. Beginning with the reporting period commencing on January 1, 2016, the Company aggregated its investments into one reportable business segment. The Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable does not constitute a reportable segment. Prior to the reporting period commencing on January 1, 2016, the Company had identified two reportable business segments based on its investment types: real estate and real estate-related. However, based on the Company’s current investment portfolio, the Company does not believe that its investment in a real estate-related investment is a reportable segment.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the six months ended June 30, 2017, the Company sold an office property. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Additionally, during the year ended December 31, 2016, the Company elected to early adopt ASU No. 2016-18 (as defined below).  As a result, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows.
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
June 30, 2017
(unaudited)

Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The primary source of revenue for the Company is generated through leasing arrangements, which are excluded from this standard. The Company’s revenues that may be impacted by this standard primarily include other operating income, sales of real estate and other ancillary income earned at its properties. In 2016, other operating income and other ancillary income were approximately 6% of consolidated revenue. The Company is in process of evaluating how this standard will impact sales of real estate. The Company continues to evaluate the impact that the standard will have on its consolidated financial statements. The Company expects to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the adoption.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application of certain provisions of the standard is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU No. 2016-01 to have a significant impact on its financial statements.
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
June 30, 2017
(unaudited)

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (d) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.
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
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2017, the Company’s portfolio of real estate held for investment was composed of nine office properties and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 4.9 million rentable square feet. As of June 30, 2017, the Company’s real estate portfolio was 85% occupied. The following table summarizes the Company’s real estate portfolio as of June 30, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$142,801	$(8,604)	$134,197
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	161,946	(13,377)	148,569
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	103,409	(17,243)	86,166
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	80,459	(9,127)	71,332
Horizon Tech Center	06/17/2010	San Diego	CA	Office	29,540	(1,891)	27,649
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	186,124	(18,210)	167,914
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	31,034	(6,496)	24,538
Granite Tower	12/16/2010	Denver	CO	Office	153,685	(39,994)	113,691
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,383	(15,046)	104,337
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	229,302	(32,986)	196,316
					$1,237,683	$(162,974)	$1,074,709
_____________________
(1) Amounts presented are net of impairment charges.
As of June 30, 2017, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Corporate Technology Centre	San Jose, CA	610,083	$196,316	15.4%	$18,537	$30.38	100%
Union Bank Plaza	Los Angeles, CA	627,334	167,914	13.2%	20,636	40.23	82%
300-600 Campus Drive Buildings	Florham Park, NJ	578,424	148,569	11.7%	17,576	33.58	90%
100 & 200 Campus Drive Buildings	Florham Park, NJ	586,405	134,197	10.6%	11,864	31.34	65%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2017, the leases had remaining terms, excluding options to extend, of up to 14.3 years with a weighted-average remaining term of 5.1 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.5 million and $2.5 million as of June 30, 2017 and December 31, 2016, respectively.
During the six months ended June 30, 2017 and 2016, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $1.7 million and $3.2 million, respectively. As of June 30, 2017 and December 31, 2016, the cumulative deferred rent balance was $59.9 million and $57.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $10.2 million and $10.9 million of unamortized lease incentives as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

July 1, 2017 through December 31, 2017	$61,622
2018	119,519
2019	105,971
2020	100,035
2021	89,297
Thereafter	274,450
$750,894
As of June 30, 2017, the Company had approximately 190 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	34	$28,171	22.2%
Computer System Design & Programming	7	19,230	15.1%
Mining, Oil & Gas Extraction	5	16,939	13.3%
Legal Services	34	15,232	12.0%
		$79,572	62.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of June 30, 2017. During the six months ended June 30, 2017 and 2016, the Company recorded bad debt expense of $0.2 million and $56,000, respectively. As of June 30, 2017, the Company had a bad debt expense reserve of approximately $0.5 million, which represented less than 1% of its annualized base rent.
As of June 30, 2017, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2) (3)
Union Bank	Union Bank Plaza	Finance	342,712	8.3%	$14,182	11.2%	$41.38	01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the leases as of June 30, 2017 and does not take into account any tenant renewal or termination options.
(3) Union Bank has two options to extend the term of this lease for three, four, five, six or seven years per option term, provided that the combined renewal option terms do not exceed 10 years. If Union Bank elects to exercise its extension options, it must extend the lease on (i) the entire office premises or (ii) no less than 200,000 rentable square feet consisting of full floors only plus either all or none of both the retail and vault space.
No other tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of June 30, 2017, the Company’s net investments in real estate in California and New Jersey represented 30.8% and 22.2% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Cost	$62,298	$64,117	$13,740	$13,740	$(11,072)	$(11,249)
Accumulated amortization	(36,668)	(33,577)	(10,446)	(9,274)	9,024	8,373
Net amount	$25,630	$30,540	$3,294	$4,466	$(2,048)	$(2,876)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(2,376)	$(2,868)	$(586)	$(701)	$419	$572

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(4,937)	$(6,305)	$(1,172)	$(1,329)	$842	$1,608

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2017 and December 31, 2016, the Company, through an indirect wholly owned subsidiary, had originated the following real estate loan receivable (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2017 (1)	Book Value as of June 30, 2017 (2)	Book Value as of December 31, 2016 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sheraton Charlotte Airport Hotel First Mortgage Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$13,997	$14,001	$14,079	7.5%	7.6%	08/01/2018
_____________________
(1) Outstanding principal balance as of June 30, 2017 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2017, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2017. The contractual interest rate and annualized effective interest rate presented are as of June 30, 2017.
The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2017 (in thousands):

Real estate loan receivable - December 31, 2016	$14,079
Principal repayments received on the real estate loan receivable	(76)
Amortization of closing costs and origination fees on the real estate loan receivable	(2)
Real estate loan receivable - June 30, 2017	$14,001
For the six months ended June 30, 2017 and 2016, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractual interest income	$266	$269	$530	$538
Amortization of closing costs and origination fees	(1)	(1)	(2)	(2)
Interest income from real estate loan receivable	$265	$268	$528	$536
As of June 30, 2017 and December 31, 2016, the borrower under the Company’s real estate loan receivable was current on its debt obligations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
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
During the six months ended June 30, 2017, the Company disposed of one office property. During the year ended December 31, 2016, the Company disposed of one office/flex property. The results of operations for the properties sold during the six months ended June 30, 2017 and the year ended December 31, 2016 are included in continuing operations on the Company’s consolidated statements of operations. As of June 30, 2017, the Company did not have any real estate properties held for sale. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2016 and the three and six months ended June 30, 2017, which were included in continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$1,063	$1,723	$2,379	$3,811
Tenant reimbursements	11	123	33	371
Total revenues	1,074	1,846	2,412	4,182
Expenses
Operating, maintenance, and management	328	370	643	789
Real estate taxes and insurance	150	300	331	635
Asset management fees to affiliate	76	139	169	300
General and administrative expenses	(37)	(22)	12	55
Depreciation and amortization	—	604	157	1,443
Interest expense	—	427	88	727
Total expenses	$517	$1,818	$1,400	$3,949
The following summary presents the major components of assets and liabilities related to real estate held for sale as of June 30, 2017 and December 31, 2016 (in thousands). No real estate properties were held for sale as of June 30, 2017.

	June 30, 2017	December 31, 2016
Assets related to real estate held for sale
Total real estate, at cost	$—	$42,276
Accumulated depreciation and amortization	—	(8,282)
Real estate held for sale, net	—	33,994
Other assets	—	3,565
Total assets related to real estate held for sale	$—	$37,559
Liabilities related to real estate held for sale
Other liabilities	—	17
Total liabilities related to real estate held for sale	$—	$17

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

7.	NOTES PAYABLE
As of June 30, 2017 and December 31, 2016, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of June 30, 2017 (1)	Effective Interest Rate as of June 30, 2017 (1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$52,638	$52,638	One-month LIBOR + 1.80%	3.1%	Interest Only	06/21/2018
Union Bank Plaza Mortgage Loan (4)	105,000	105,000	One-month LIBOR + 1.65%	2.7%	Interest Only	09/15/2017
Portfolio Mortgage Loan #1 (5)	77,651	78,033	One-month LIBOR + 2.15%	3.2%	Interest Only	10/20/2017
Portfolio Mortgage Loan #3 (6)	54,000	54,000	One-month LIBOR + 1.75% - 1.85%	2.8%	Interest Only	03/01/2018
Corporate Technology Centre Mortgage Loan (7)	139,559	140,000	3.50%	3.5%	(7)	04/01/2020
300-600 Campus Drive Revolving Loan (8)	93,875	94,625	One-month LIBOR + 2.05%	3.1%	(8)	08/01/2017
Total notes payable principal outstanding	$522,723	$524,296
Deferred financing costs, net	(436)	(525)
Total notes payable, net	$522,287	$523,771
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2017. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps and contractual floor rates, if applicable), using interest rate indices as of June 30, 2017, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On June 23, 2017, the Company exercised its first extension option with the lender to extend the maturity date of the Amended and Restated Portfolio Revolving Loan Facility to June 21, 2018. As of June 30, 2017, the Amended and Restated Portfolio Revolving Loan Facility was secured by Pierre Laclede Center.
(4) On March 17, 2017, the Company extended the maturity date of the Union Bank Plaza Mortgage Loan to September 15, 2017.  As of June 30, 2017, $105.0 million of the Union Bank Plaza Mortgage Loan had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) On June 28, 2017, the Company entered into a loan modification agreement with the lender and extended the maturity date of Portfolio Mortgage Loan #1 to October 20, 2017. As of June 30, 2017, Portfolio Mortgage Loan #1 was secured by Horizon Tech Center and Granite Tower.
(6) On March 1, 2017, the Company exercised its second extension option with the lender to extend the maturity date of Portfolio Mortgage Loan #3 to March 1, 2018 and reduced the loan commitment amount to $54.0 million. As of June 30, 2017, the principal balance under Portfolio Mortgage Loan #3 consisted of the $32.4 million non-revolving portion and $21.6 million revolving portion. As of June 30, 2017, Portfolio Mortgage Loan #3 was secured by the 100 & 200 Campus Drive Buildings and Willow Oaks Corporate Center.
(7) Monthly payments were initially interest-only. On May 1, 2017, monthly payments for the Corporate Technology Centre Mortgage Loan began to include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(8) As of June 30, 2017, the principal balance of the 300-600 Campus Drive Revolving Loan consisted of the $93.9 million non-revolving portion. The revolving portion of $25.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. On the first day of each calendar quarter, commencing on October 1, 2016, and each succeeding January 1, April 1, July 1 and October 1 thereafter, the Company repays principal outstanding under the 300-600 Campus Drive Revolving Loan in equal installments of $375,000. Subsequent to June 30, 2017, the Company entered into a third modification agreement with the lender to extend the maturity date of 300-600 Campus Drive Revolving Loan to February 1, 2018, with one six-month extension option, subject to certain conditions set forth in the third modification agreement.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

During the three and six months ended June 30, 2017, the Company incurred $4.3 million and $8.4 million of interest expense, respectively. During the three and six months ended June 30, 2016, the Company incurred $4.2 million and $8.7 million of interest expense, respectively. As of June 30, 2017 and December 31, 2016, $1.4 million and $1.3 million, respectively, of interest expense were payable. Included in interest expense for the three and six months ended June 30, 2017 were $0.3 million and $0.6 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2016 were $0.5 million and $0.9 million of amortization of deferred financing costs, respectively. During the three and six months ended June 30, 2017, the Company recorded interest expense of $1,000 and a reduction to interest expense of $10,000, respectively, as a result of the Company’s interest rate swap agreements. Interest expense incurred as a result of the Company’s interest rate swap agreements for the three and six months ended June 30, 2016 were $0.1 million and $0.6 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2017 (in thousands):

July 1, 2017 through December 31, 2017	$277,866
2018	109,388
2019	2,848
2020	132,621
$522,723
The Company plans to exercise its extension options available under its loan agreements, if applicable, or pay off or refinance the related notes payable prior to their maturity dates.
Certain of the Company’s notes payable contain financial debt covenants. As of June 30, 2017, the Company was in compliance with these debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2017 and December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instruments	June 30, 2017		December 31, 2016		Reference Rate as of June 30, 2017	Fix Pay Rate	Remaining Term in Years
	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest Rate Swaps (1)	—	$—	3	$106,638	(1)	(1)	(1)
_____________________
(1) During the six months ended June 30, 2017, all of the Company’s interest rate swaps expired. As of December 31, 2016, none of the Company’s interest rate swaps were designated as cash flow hedges.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Derivative Instruments	Balance Sheet Location	June 30, 2017		December 31, 2016
		Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	—	$—	2	$6
Interest Rate Swaps	Other liabilities, at fair value	—	$—	1	$(107)
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives designated as hedging instruments (1)
Amount of loss recognized on interest rate swaps (effective portion)	$—	$26	$—	$60
	—	26	—	60
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	28	239	91	507
Unrealized gains on interest rate swaps	(27)	(272)	(101)	(76)
Losses related to swap terminations	—	154	—	156
	1	121	(10)	587
Increase (decrease) in interest expense as a result of derivatives	$1	$147	$(10)	$647
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
June 30, 2017
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
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of June 30, 2017 and December 31, 2016, which carrying amounts do not generally approximate the fair values (in thousands):

	June 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$13,997	$14,001	$13,978	$14,073	$14,079	$14,089
Financial liabilities:
Notes payable	$522,723	$522,287	$520,884	$524,296	$523,771	$522,296
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
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I is implementing its plan of of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

During the six months ended June 30, 2017 and 2016, no other business transactions occurred between the Company and KBS REIT I, KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the six months ended June 30, 2017 and 2016, respectively, and any related amounts payable as of June 30, 2017 and December 31, 2016 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Expensed
Asset management fees	$2,935	$2,940	$5,848	$5,895	$—	$—
Reimbursement of operating expenses (1)	56	77	125	146	22	41
Disposition fees (2)	470	423	470	423	—	—
	$3,461	$3,440	$6,443	$6,464	$22	$41
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $55,000 and $49,000 for the three months ended June 30, 2017 and 2016, respectively, and $104,000 and $98,000 for the six months ended June 30, 2017 and 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the six months ended June 30, 2017 and 2016. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.  Disposition fees with respect to real estate loans receivable sold are included in the gain on payoff or sale of real estate loans receivable in the accompanying consolidated statements of operations.
During the six months ended June 30, 2017, the Advisor paid the Company a $0.1 million property insurance rebate.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2017.
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
June 30, 2017
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 5, 2017, the Company paid distributions of $4.2 million, which related to distributions declared for June 2017 in the amount of $0.02256164 per share of common stock to stockholders of record as of the close of business on June 20, 2017. On August 1, 2017, the Company paid distributions of $4.4 million, which related to distributions declared for July 2017 in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on July 19, 2017.
Distributions Declared
On August 8, 2017, the Company’s board of directors declared an August 2017 distribution in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on August 18, 2017, which the Company expects to pay in September 2017, and a September 2017 distribution in the amount of $0.02256164 per share of common stock to stockholders of record as of the close of business on September 20, 2017, which the Company expects to pay in October 2017.

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

•
During the six months ended June 30, 2017, we disposed of one office property. During the year ended December 31, 2016, we sold one office/flex property. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

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
We invested in a diverse portfolio of real estate and real estate-related investments. As of June 30, 2017, we owned ten real estate properties (consisting of nine office properties and an office campus consisting of eight office buildings). In addition, as of June 30, 2017, we owned one real estate loan receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of June 30, 2017, we had redeemed 25,399,590 shares sold in our offering for $242.9 million.
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
Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, with improving employment data in most of the European Union countries. The U.K. and China remain areas of concern. The U.K. is working through its BREXIT process, whereas the Chinese economy has shown signs of stabilization, but is still struggling with uncertainty in its banking system in relation to bad loans. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 97 months (as of the end of second quarter 2017), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle that lasted 58 months. In June 2017, the U.S. Federal Reserve (the “FED”) increased interest rates for the fourth time in three years. Expectations are now mixed for further rate increases, as signs of inflation have been weakening. The FED is still hoping to normalize the level of interest rates in the United States. However, little in the U.S. macroeconomic data suggests that the economy is growing too rapidly or that inflation is accelerating. Real gross domestic product (“GDP”) growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7% over the same period. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements. Uncertainty surrounding the new administration’s budget, plans to revamp the Affordable Care Act, the future of the Chair of the FED, and the continued weakness in retailers, all may adversely impact business and consumer confidence.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, albeit at a slowing rate. With a backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar’s position as a haven currency took a hit as the dollar’s value against other major global currencies declined for most of the second quarter. An easing in demand for U.S. commercial real estate is reflected in the slowing of transaction volumes. The industrial property sector is the lone standout, as internet sales volumes continue to increase the demand for warehouses and logistics-related assets. Traditional sources of capital are favoring a “risk-off” approach, as capital flows have shifted equity towards debt, or secured, investing. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are attempting to adjust to new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.

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
Impact on Our Real Estate Investments
The volatility in the global financial markets and political environment continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, albeit at a slower rate, concerns regarding the political, regulatory and economic environments has introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The FED raised interest rates four times between the period December 2015 and June 2017. The real estate and finance markets anticipate further rate increases as long as the economy remains strong, but a flattening U.S. treasury yield curve is signaling a weakening in economic conditions, and highlights the degree of uncertainty surrounding the near-term U.S. economic prospects. Management continuously reviews our debt financing strategies to optimize the cost of our debt exposure.
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
As of June 30, 2017, we had a fixed-rate real estate loan receivable with an outstanding principal balance of $14.0 million and a carrying value (including unamortized origination and closing costs) of $14.0 million that matures in 2018.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Short-term interest rates in the United States have increased, but the certainty regarding future increases has diminished. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of June 30, 2017, we had debt obligations in the aggregate principal amount of $522.7 million with a weighted-average remaining term of 1.2 years. We had a total of $139.5 million of fixed rate notes payable and $383.2 million of variable rate notes payable as of June 30, 2017. As of June 30, 2017, we had a total of $383.2 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements, if applicable, or pay off or refinance the related notes payable prior to their maturity dates.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; Special Redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders.
We intend to use our cash on hand, cash flow generated by our real estate properties and real estate-related investment, proceeds from debt financing, proceeds from the sale of real estate properties and possibly the principal repayment on or sale of our real estate loan receivable as our primary sources of immediate and long-term liquidity. As of June 30, 2017, we had an aggregate of $25.0 million available for future disbursements under one credit facility, subject to certain conditions and restrictions set forth in the loan agreement.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 9, 2016, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2017 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of June 30, 2017, we had $7.2 million available for Special Redemptions for the remainder of 2017.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2017, our real estate properties were 85% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of June 30, 2017, the borrower under our real estate loan receivable was current on its debt service payments to us.
For the six months ended June 30, 2017, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff or sale of real estate loans receivable and proceeds from the sales of real estate properties. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the six months ended June 30, 2017 using cash flows from operations and cash on hand. We believe that our cash on hand, cash flow from operations, availability under our credit facilities, proceeds from the sales of real estate properties and the repayment of or sale of our real estate loan receivable will be sufficient to meet our liquidity needs for the foreseeable future. As of June 30, 2017, we had a total of $383.2 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements, if applicable, or pay down or refinance the related notes payable prior to their maturity dates.
On December 14, 2016, our board of directors approved an estimated value per share of our common stock of $5.49 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2016. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017. Based primarily on market feedback received during recent efforts to sell certain properties, our board of directors now believes that the value of our real estate portfolio may have decreased by approximately 5.0% to 7.0% from our December 14, 2016 valuation. Based solely on this estimated decrease in the value of our real estate portfolio, our December 14, 2016 estimated value per share may be reduced by $0.40 to $0.56 per share. We have not undertaken a full valuation of our assets and liabilities, and we are not establishing a new estimated value per share at this time. Consistent with our valuation policy, we will provide an updated estimated value per share annually, no later than December 2017.
Our cash flow from operations will continue to decrease in future periods as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share.
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
Cash Flows from Operating Activities
As of June 30, 2017, we owned ten real estate properties (consisting of nine office properties and an office campus consisting of eight office buildings). In addition, as of June 30, 2017, we owned one real estate loan receivable.
During the six months ended June 30, 2017, net cash provided by operating activities was $29.9 million, compared to $24.5 million during the six months ended June 30, 2016. The increase in net cash provided by operating activities was primarily due to the timing of rent collection and payments of lease commissions. We anticipate cash flows from operating activities to decrease as a result of the property sold during the six months ended June 30, 2017 and to the extent we make additional asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $38.2 million for the six months ended June 30, 2017, and primarily consisted of the following:

•	$45.7 million of proceeds from the sale of one office property; and

•	$7.5 million used for improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2017, net cash used in financing activities was $30.8 million and consisted primarily of the following:

•	$25.9 million of cash distributions;

•	$2.8 million of cash used for redemptions of common stock;

•	$1.6 million of principal payments on notes payable; and

•	$0.5 million of payments of deferred financing costs.
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
As of June 30, 2017, we had $83.5 million of cash and cash equivalents and up to $25.0 million available for future disbursements under one credit facility, subject to certain conditions and restrictions set forth in the loan agreement, to meet our operational and capital needs.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2017, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020
Outstanding debt obligations (1)	$522,723	$277,866	$112,236	$132,621
Interest payments on outstanding debt obligations (2)	17,867	5,818	10,506	1,543
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2017 (consisting of the contractual interest rate). We incurred interest expense of $7.9 million, excluding net unrealized gains on interest rate swap agreements of $0.1 million and amortization of deferred financing costs totaling $0.6 million during the six months ended June 30, 2017.
Results of Operations
Overview
As of June 30, 2016, we owned ten office properties, an office campus consisting of eight office buildings and one real estate loan receivable. Subsequent to June 30, 2016, we sold one office property. As a result, as of June 30, 2017, we owned nine office properties, an office campus consisting of eight office buildings and one real estate loan receivable. The results of operations presented for the six months ended June 30, 2017 and 2016 are not directly comparable due to the disposition of two real estate properties subsequent to January 1, 2016. In general, we expect income and expenses to decrease in future periods due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2017 versus the three months ended June 30, 2016
The following table provides summary information about our results of operations for the three months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2017	2016
Rental income	$32,177	$33,463	$(1,286)	(4)%	$(660)	$(626)
Tenant reimbursements	3,725	3,726	(1)	—%	(112)	111
Interest income from real estate loan receivable	265	268	(3)	(1)%	—	(3)
Other operating income	1,801	1,732	69	4%	—	69
Operating, maintenance and management costs	8,558	8,049	509	6%	(42)	551
Real estate taxes and insurance	5,216	5,052	164	3%	(150)	314
Asset management fees to affiliate	2,935	2,940	(5)	—%	(63)	58
General and administrative expenses	987	1,863	(876)	(47)%	n/a	n/a
Depreciation and amortization	13,477	14,289	(812)	(6)%	(604)	(208)
Interest expense	4,342	4,187	155	4%	(427)	582
Gain on sale of real estate, net	7,863	9,101	(1,238)	(14)%	(1,238)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 related to real estate and real estate-related investments disposed of on or after April 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $37.2 million for the three months ended June 30, 2016 to $35.9 million for the three months ended June 30, 2017, primarily due to the dispositions of two real estate properties subsequent to April 1, 2016 and an early lease termination related to a tenant in a property held throughout both periods during the three months ended June 30, 2016. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the sale of an office property during the three months ended June 30, 2017 and anticipated dispositions of real estate properties. For the three months ended June 30, 2017 and 2016, rental income and tenant reimbursements from our real estate properties sold were $1.1 million and $1.8 million, respectively.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.3 million during the three months ended June 30, 2017 and 2016. Interest income from our real estate loan receivable in future periods compared to historical periods will decrease as a result of the anticipated payoff at maturity of our real estate loan receivable.
Operating, maintenance and management costs increased from $8.0 million for the three months ended June 30, 2016 to $8.6 million for the three months ended June 30, 2017 primarily due to an increase in snow removal expenses, repair and maintenance costs and utility costs for properties held throughout both periods. We expect operating, maintenance and management costs to decrease in future periods due to the sale of an office property during the three months ended June 30, 2017, anticipated dispositions of real estate properties and inflation. For the three months ended June 30, 2017 and 2016, operating, maintenance and management costs from our real estate properties sold were $0.3 million and $0.4 million, respectively.
Real estate taxes and insurance increased from $5.1 million for the three months ended June 30, 2016 to $5.2 million for the three months ended June 30, 2017. This increase was primarily due to higher property tax assessed value for one real estate property held throughout both periods, partially offset by a decrease in real estate taxes and insurance due to the dispositions of two real estate properties subsequent to April 1, 2016. We expect real estate taxes and insurance to decrease in future periods due to the sale of an office property during the three months ended June 30, 2017 and anticipated dispositions of real estate properties. For the three months ended June 30, 2017 and 2016, real estate taxes and insurance from our real estate properties sold were $0.2 million and $0.3 million, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses decreased from $1.9 million for the three months ended June 30, 2016 to $1.0 million for the three months ended June 30, 2017. This decrease was primarily due to professional fees incurred related to the Special Committee’s engagement of Evercore to act as our financial advisor and legal fees related to the assessment of strategic alternatives during the three months ended June 30, 2016. We did not incur such costs during the three months ended June 30, 2017. See “—Liquidity and Capital Resources” for our discussion on the engagement of Evercore and assessment of strategic alternatives.
Depreciation and amortization decreased from $14.3 million for the three months ended June 30, 2016 to $13.5 million for the three months ended June 30, 2017 due to the dispositions of two real estate properties subsequent to April 1, 2016 and as a result of lease terminations and lease expirations related to a property held throughout both periods. We expect depreciation and amortization to decrease in future periods due to anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations. For the three months ended June 30, 2016, depreciation and amortization from our real estate properties sold was $0.6 million, respectively.
Interest expense increased from $4.2 million for the three months ended June 30, 2016 to $4.3 million for the three months ended June 30, 2017. The increase in interest expense is primarily due to a higher one-month LIBOR in our existing notes payable related to properties held throughout both periods, partially offset by an overall decrease in our total debt outstanding due to loan repayments in connection with the dispositions of two real estate properties subsequent to April 1, 2016. Included in interest expense is the amortization of deferred financing costs of $0.5 million and $0.3 million for the three months ended June 30, 2016 and 2017, respectively. Also included in interest expense during the three months ended June 30, 2016 was $0.2 million of termination fees related to the payoff of a loan secured by one office/flex property sold during the three months ended June 30, 2016. During the three months ended June 30, 2016 and 2017, we recorded $0.3 million and $27,000 of unrealized gains on interest rate swaps, respectively. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facility and any debt repayments we make. For the three months ended June 30, 2016, interest expense from the loan secured by our real estate properties sold was $0.4 million.
We recognized a gain on sale of real estate of $7.9 million related to the disposition of one office property during the three months ended June 30, 2017. During three months ended June 30, 2016, we recognized a gain on sale of real estate of $9.1 million related to the disposition of one office/flex property.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2017 versus the six months ended June 30, 2016
The following table provides summary information about our results of operations for the six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2017	2016
Rental income	$64,735	$68,460	$(3,725)	(5)%	$(1,432)	$(2,293)
Tenant reimbursements	7,441	7,725	(284)	(4)%	(338)	54
Interest income from real estate loan receivable	528	536	(8)	(1)%	—	(8)
Other operating income	3,614	3,462	152	4%	—	152
Operating, maintenance and management costs	17,285	16,784	501	3%	(146)	647
Real estate taxes and insurance	10,077	10,124	(47)	—%	(304)	257
Asset management fees to affiliate	5,848	5,895	(47)	(1)%	(131)	84
General and administrative expenses	2,187	3,826	(1,639)	(43)%	n/a	n/a
Depreciation and amortization	27,313	29,181	(1,868)	(6)%	(1,286)	(582)
Interest expense	8,389	8,660	(271)	(3)%	(639)	368
Gain on sale of real estate, net	7,863	9,101	(1,238)	(14)%	(1,238)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 related to real estate and real estate-related investments disposed of on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $76.2 million for the six months ended June 30, 2016 to $72.2 million for the six months ended June 30, 2017, primarily due to the dispositions of two real estate properties subsequent to January 1, 2016, an early lease termination related to a tenant in a property held throughout both periods during the six months ended June 30, 2016 and an overall decrease in portfolio occupancy of 3% related to real estate held for investment, partially offset by an aggregate increase in average annualized base rent per square foot of 1.8% related to real estate held for investment. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the sale of an office property during the six months ended June 30, 2017 and anticipated dispositions of real estate properties. For the six months ended June 30, 2017 and 2016, rental income and tenant reimbursements from our real estate properties sold were $2.4 million and $4.2 million, respectively.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.5 million during the six months ended June 30, 2017 and 2016. Interest income from our real estate loan receivable in future periods compared to historical periods will decrease as a result of the anticipated payoff at maturity of our real estate loan receivable.
Operating, maintenance and management costs increased from $16.8 million for the six months ended June 30, 2016 to $17.3 million for the six months ended June 30, 2017 primarily due to an increase in on-site wages and office expenses, repair and maintenance costs and utility costs for properties held throughout both periods, partially offset by the sale of two real estate properties subsequent to January 1, 2016. We expect operating, maintenance and management costs to decrease in future periods due to the sale of an office property during the six months ended June 30, 2017, anticipated dispositions of real estate properties and inflation. For the six months ended June 30, 2017 and 2016, operating, maintenance and management costs from our real estate properties sold were $0.6 million and $0.8 million, respectively.
Real estate taxes and insurance decreased slightly by $47,000 primarily due to the disposition of two real estate properties subsequent to January 1, 2016, partially offset by a higher property tax assessed value for one real estate property held throughout both periods. We expect real estate taxes and insurance to decrease in future periods due to the sale of an office property during the six months ended June 30, 2017 and anticipated dispositions of real estate properties. For the six months ended June 30, 2017 and 2016, real estate taxes and insurance from our real estate properties sold were $0.3 million and $0.6 million, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate and real estate-related investments decreased slightly from $5.9 million for the six months ended June 30, 2016 to $5.8 million for the six months ended June 30, 2017, primarily due to the dispositions of two real estate properties subsequent to January 1, 2016. All asset management fees incurred as of June 30, 2017 have been paid. We expect asset management fees to decrease in future periods due to the sale of an office property during the six months ended June 30, 2017 and anticipated dispositions of real estate properties. For the six months ended June 30, 2017 and 2016, asset management fees from our real estate properties sold were $0.2 million and $0.3 million, respectively.
General and administrative expenses decreased from $3.8 million for the six months ended June 30, 2016 to $2.2 million for the six months ended June 30, 2017. This decrease was primarily due to professional fees incurred related to the Special Committee’s engagement of Evercore to act as our financial advisor and legal fees related to the assessment of strategic alternatives during the six months ended June 30, 2016. We did not incur such costs during the six months ended June 30, 2017. See “—Liquidity and Capital Resources” for our discussion on the engagement of Evercore and assessment of strategic alternatives.
Depreciation and amortization decreased from $29.2 million for the six months ended June 30, 2016 to $27.3 million for the six months ended June 30, 2017 due to the dispositions of two real estate properties subsequent to January 1, 2016 and as a result of lease terminations and lease expirations related to properties held throughout both periods. We expect depreciation and amortization to decrease in future periods due to the anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations. For the six months ended June 30, 2017 and 2016, depreciation and amortization from our real estate properties sold were $0.2 million and $1.4 million, respectively.
Interest expense decreased from $8.7 million for the six months ended June 30, 2016 to $8.4 million for the six months ended June 30, 2017. The decrease in interest expense is primarily due to an overall decrease in our total debt outstanding due to loan repayments in connection with the dispositions of two real estate properties subsequent to January 1, 2016, partially offset by an increase in interest expense due to higher one-month LIBOR in our existing notes payable related to properties held throughout both periods. Included in interest expense is the amortization of deferred financing costs of $0.9 million and $0.6 million for the six months ended June 30, 2016 and 2017, respectively. Also included in interest expense during the six months ended June 30, 2016 was $0.2 million of termination fees related to the payoff of a loan secured by one office/flex property sold during the six months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, we recorded $0.1 million and $76,000 of unrealized gains on interest rate swaps, respectively. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt, to the extent that such variable rate debt is not subject to an interest rate swap agreement) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facility and any debt repayments we make. For the six months ended June 30, 2017 and 2016, interest expense from the loans secured by our real estate properties sold were $88,000 and $0.7 million, respectively.
We recognized a gain on sale of real estate of $7.9 million related to the disposition of one office property during the six months ended June 30, 2017. During six months ended June 30, 2016, we recognized a gain on sale of real estate of $9.1 million related to the disposition of one office/flex property.

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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses); adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties and real estate-related investments sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold and held for sale and real estate-related investments sold or repaid as of June 30, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, termination fees on derivative instruments and unrealized gains and losses on derivative instruments are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Termination fees on derivative instruments. Termination fees on derivative instruments are included in interest expense. Although these amounts reduce net income, we exclude them from MFFO to more appropriately reflect the ongoing impact of our interest rate swap agreements; and

•
Unrealized gains and losses on derivative instruments.  These adjustments include unrealized gains and losses from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in fair value of interest rate swaps not designated as a hedge and the change in fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$10,354	$11,936	$13,131	$14,856
Depreciation of real estate assets	8,990	9,113	18,091	17,981
Amortization of lease-related costs	4,487	5,176	9,222	11,200
Gain on sale of real estate, net	(7,863)	(9,101)	(7,863)	(9,101)
FFO	15,968	17,124	32,581	34,936
Straight-line rent and amortization of above- and below-market leases	(669)	(1,759)	(1,377)	(3,492)
Amortization of discounts and closing costs	1	1	2	2
Termination fees on derivative instruments	—	154	—	156
Unrealized gains on derivative instruments	(27)	(272)	(101)	(76)
MFFO	$15,273	$15,248	$31,105	$31,526

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of MFFO above includes amounts related to the operations of two real estate properties sold between January 1, 2016 and June 30, 2017. Please refer to the table below with respect to the proportion of MFFO related to the real estate properties sold as of June 30, 2017 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
MFFO by component:
Assets held for investment	$14,762	$14,397	$30,164	$29,752
Real estate properties sold	511	851	941	1,774
MFFO	$15,273	$15,248	$31,105	$31,526
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first and second quarters of 2017 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share(1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2017	$12,770	$0.068	$12,866	$12,404
Second Quarter 2017	12,896	0.068	13,043	17,492
	$25,666	$0.136	$25,909	$29,896
_____________________
(1) Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the six months ended June 30, 2017, we paid aggregate distributions of $25.9 million, all of which were paid in cash. FFO and cash flow from operations for the six months ended June 30, 2017 were $32.6 million and $29.9 million, respectively. We funded our total distributions paid with $25.4 million of current period cash flow from operations and $0.5 million of cash on hand. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under our mortgage loan investment).
During the six months ended June 30, 2017, we sold one office property. During the year ended December 31, 2016, we sold one office/flex property. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.
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
Distributions Paid
On July 5, 2017, we paid distributions of $4.2 million, which related to distributions declared for June 2017 in the amount of $0.02256164 per share of common stock to stockholders of record as of the close of business on June 20, 2017. On August 1, 2017, we paid distributions of $4.4 million, which related to distributions declared for July 2017 in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on July 19, 2017.
Distributions Declared
On August 8, 2017, our board of directors declared an August 2017 distribution in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on August 18, 2017, which we expect to pay in September 2017, and a September 2017 distribution in the amount of $0.02256164 per share of common stock to stockholders of record as of the close of business on September 20, 2017, which we expect to pay in October 2017.

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
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2017, the fair value and carrying value of our fixed rate real estate loan receivable were $14.0 million and $14.0 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2017, the fair value of our fixed rate debt was $137.9 million and the outstanding principal balance of our fixed rate debt was $139.5 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2017. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $383.2 million of variable rate debt outstanding. Based on interest rates as of June 30, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2018, interest expense on our variable rate debt would increase or decrease by $3.8 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of June 30, 2017 was 7.6%. The annual effective interest rate represents the effective interest rate as of June 30, 2017, using the interest method, which we use to recognize interest income on our real estate loan receivable. The interest rate and weighted-average interest rate of our fixed rate debt and variable rate debt as of June 30, 2017 were 3.5% and 3.0%, respectively. The interest rate and weighted-average interest rate represents the actual interest rate in effect as of June 30, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps and floors, if applicable), using interest rate indices as of June 30, 2017, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The only redemptions we made under our share redemption program during the six months ended June 30, 2017 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the six months ended June 30, 2017 with existing cash on hand.
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

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2017, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	54,480	$5.49	(3)
February 2017	79,674	$5.49	(3)
March 2017	55,953	$5.49	(3)
April 2017	88,642	$5.49	(3)
May 2017	82,827	$5.49	(3)
June 2017	152,829	$5.49	(3)
Total	514,405
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
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the six months ended June 30, 2017, we redeemed $2.8 million of shares, which represented all redemption requests received in good order and eligible for redemption through the June 2017 redemption date. Based on the redemption limitations described above and redemptions through June 30, 2017, we may redeem up to $7.2 million of shares in connection with Special Redemptions for the remainder of 2017.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

10.1
Advisory Agreement by and between the Company and KBS Capital Advisors, LLC, dated May 21, 2017, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 25, 2017

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	August 9, 2017	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 9, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)