Form 10-K
period 2017-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2018-03-08
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 14, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $5.49 (unaudited) based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2016. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 14, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016. On December 8, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $4.89 (unaudited) based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2017. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 8, 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 188,182,867 shares of common stock held by non-affiliates as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 5, 2018, there were 187,513,906 outstanding shares of common stock of the Registrant.

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

•
During the year ended December 31, 2017, we sold two office properties. During the year ended December 31, 2016, we sold one office/flex property. During the year ended December 31, 2015, we sold one office property and received the repayment of one of our real estate loans receivable. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

•
Although the Special Committee (defined below) engaged a financial advisor to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we are exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share. We do not expect to provide additional updates regarding our review of strategic alternatives until such time, if any, that we are prepared to announce a material transaction or to conclude the strategic review.

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
On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2017, we had redeemed 25,938,835 of the shares sold in our offering for $245.8 million.
As of December 31, 2017, we owned nine real estate properties (consisting of eight office properties and an office campus consisting of eight office buildings) and one real estate loan receivable.
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
The Special Committee determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale while it continues to explore strategic alternatives for us. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell additional assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. Our board of directors anticipates reaching a decision regarding strategic alternatives during 2018. Although we are exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by March 31, 2018, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. On March 7, 2018, the conflicts committee unanimously determined to postpone approval of our liquidation while the Special Committee continues to explore strategic alternatives for us. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually.
Our focus in 2018 is to: continue to strategically sell assets and consider special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital projects, such as renovations or amenity enhancements, to attract quality buyers; and finalize the strategic alternatives assessment and decide on a course of action.
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
Real Estate Portfolio
Real Estate Investments
We made investments in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. We diversified our portfolio by investment size, investment type, investment risk and geographic region. As of December 31, 2017, our portfolio of real estate properties was composed of eight office properties and an office campus consisting of eight office buildings encompassing 4.7 million rentable square feet.
We originally intended to hold our core properties for four to seven years. However, economic and market conditions have influenced and may continue to influence us to hold our investments for different periods of time, and, as discussed above, the Special Committee is currently exploring the availability of strategic alternatives for us.
KBS Capital Advisors periodically performs a hold-sell analysis on each asset in our portfolio in order to determine a reasonable time to sell the asset and generate a strong return for our stockholders. Periodic reviews of each asset focus on the remaining available value enhancement opportunities for the asset, the demand for the asset in the marketplace, market conditions and our overall portfolio objectives to determine if the sale of the asset, whether via an individual sale or as part of a portfolio sale or merger, would generate a favorable return to our stockholders. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
The following charts illustrate the geographic diversification of our real estate investments based on total leased square feet and total annualized base rent as of December 31, 2017:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2017, our portfolio of real estate properties was 85% occupied. One tenant leasing space in our portfolio of real estate properties represented more than 10% of our total annualized base rent. See Item 2, “Properties — Concentration of Credit Risks.”
Our top ten tenants leasing space in our portfolio of real estate properties represented approximately 54.0% of our total annualized base rent as of December 31, 2017. The chart below illustrates the diversity of tenant industries in our portfolio of real estate properties based on total annualized base rent as of December 31, 2017:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 3% of total.
As of December 31, 2017, our highest tenant industry concentrations (greater than 10% of annualized base rent) of our real estate portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	32	$26,281	21.5%
Computer System Design & Programming	5	15,638	12.8%
Legal Services	33	15,159	12.4%
Mining, Oil & Gas Extraction	4	14,004	11.5%
		$71,082	58.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. No other tenant industries accounted for more than 10% of annualized base rent.
The total cost of our real estate portfolio as of December 31, 2017 was $1.5 billion. Our real estate portfolio accounted for 99%, 99% and 97% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
Real Estate-Related Investment
As of December 31, 2017, we owned one fixed-rate mortgage loan. We intend to hold our real estate-related investment until maturity in August 2018.

The total cost and book value of our real estate-related investment as of December 31, 2017 were $13.9 million and $13.9 million, respectively. Our real estate-related investments accounted for 1%, 1% and 3% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The annualized effective interest rate on our real estate-related investment was 7.6% as of December 31, 2017.
Financing Objectives
We financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2017, the weighted-average interest rate on our debt was 3.3%.
We borrow funds at both fixed and variable rates; as of December 31, 2017, we had $138.2 million and $364.4 million of fixed and variable rate debt outstanding, respectively. As of December 31, 2017, the interest rate of our fixed debt was 3.5% and the weighted-average interest rate of our variable debt was 3.2%. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of December 31, 2017, using interest rate indices as of December 31, 2017, where applicable.
The following is a schedule of maturities, including principal amortization payments, for all of our notes payable outstanding as of December 31, 2017 (in thousands):

2018	$367,164
2019	2,848
2020	132,621
$502,633
We plan to exercise our extension options available under our loan agreements, if applicable, or pay off or refinance the related notes payable prior to their maturity dates.
We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed this limitation on borrowings during any quarter of 2017. As of December 31, 2017, our borrowings and other liabilities were approximately 34% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
Industry Segments
As of December 31, 2017, we aggregated our investments into one reportable business segment. We considered both quantitative and qualitative thresholds and determined that our investment in a real estate loan receivable does not constitute a reportable segment. Prior to the reporting period commencing on January 1, 2016, we had identified two reportable business segments based on our investment types: real estate and real estate-related. However, based on our current investment portfolio, we do not believe that our investment in a real estate-related investment is a reportable segment.
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
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the estimated value per share.
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
On May 15, 2014, our board of directors amended and restated our share redemption program to provide only for redemptions sought in connection with a Special Redemption. Such Special Redemptions are subject to an annual dollar limitation. On December 6, 2017, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2018 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
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
Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the estimated value per share. It is also likely that our shares would not be accepted as the primary collateral for a loan.
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
We depend on our advisor to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.
To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source.  If we fund distributions from financings or sources other than our cash flow from operations, the overall return to our stockholders may be reduced.  To date, we have funded total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations, debt financing, proceeds from the payoff or sale of our real estate loans receivable and proceeds from the sales of real estate properties. Other than distributions paid from the sale of assets and the maturity, payoff or settlement of our debt investment, we currently expect that our distributions will generally be paid from cash flow from operations and funds from operations from current or prior periods. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of our debt investment, this will affect our ability to generate cash flow from operations in future periods.  In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations. We can give no assurance regarding the timing, amount or source of future distributions. For the year ended December 31, 2017, we paid aggregate distributions of $51.8 million, all of which were paid in cash.

Funds from operations and cash flow from operations during the year ended December 31, 2017 were $61.7 million and $52.8 million, respectively.  We funded our total distributions paid with $51.3 million of current period cash flow from operations and $0.5 million of cash on hand. For a reconciliation of funds from operations to net income, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”
During the year ended December 31, 2017, we sold two office properties. During the year ended December 31, 2016, we sold one office/flex property. During the year ended December 31, 2015, we sold one office property and received the repayment of one of our real estate loans receivable. As a result, our general and administrative expenses as a percentage of our cash flow from operations has increased.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements and our real estate-related investment generates cash flow in the form of interest income. As a result of our recent dispositions, our cash flow from operations has decreased. Our general and administrative expenses are not directly related to the size of our portfolio and thus will not decrease proportionately. As a result, our general and administrative expenses as a percentage of cash flow from operations has increased and, depending on the amount of assets we sell in the future, this increase could become more significant.
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
Although the Special Committee engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. The Special Committee determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale while it continues to explore strategic alternatives for us. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell additional assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we are exploring strategic alternatives and are marketing some of our remaining assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.

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

•	sales of properties and other investments, which entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a subordinated incentive fee and would terminate the asset management fee.
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
We and other KBS-sponsored programs and KBS-advised investors rely on our sponsor, KBS Holdings LLC, and other key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
In addition, we and other KBS-sponsored programs and KBS-advised investors rely on our sponsor and other key real estate professionals at our advisor to sell our properties. These KBS-sponsored programs and KBS-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to pay distributions and reduce our stockholders’ overall investment return.

Our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on our sponsor and many of the same real estate, debt finance, management and accounting professionals, as will future KBS–sponsored programs and KBS-advised investors. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS–sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane are executive officers of KBS REIT I and KBS REIT III. Messrs. Bren, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS Growth & Income REIT. Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are also executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Waldvogel and Ms. Yamane are also executive officers of KBS Legacy Partners Apartment REIT. Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of private KBS–sponsored programs and the investment advisors to KBS-advised investors. In addition, KBS Legacy Partners Apartment REIT has announced the passage by its stockholders of a plan of complete liquidation and dissolution and is implementing the plan. KBS Strategic Opportunity REIT has announced that its board of directors and management believe that pursuing a perpetual life daily NAV REIT strategy provides the best opportunity for it to achieve its objectives of maximizing the return to its stockholders and providing additional liquidity for its stockholders and has filed a definitive proxy statement containing certain measures to be voted on at its annual meeting of stockholders in furtherance of those objectives. The pursuit of each of these courses of action would create further demands on the time of our advisor’s real estate, debt finance, management and accounting professionals.
As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, KBS Capital Advisors, other KBS-sponsored programs and KBS-advised investors, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS–sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.

Our board of directors’ loyalties to KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT III and one of our directors is also a director of KBS Growth & Income REIT. One of our directors is also a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. The loyalties of our directors serving on the boards of directors of KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, and KBS Growth & Income REIT or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•
We could enter into transactions with other KBS-sponsored programs, such as property sales or financing arrangements. Such transactions might entitle our advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, property sales to other KBS-sponsored programs might entitle our advisor or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our advisor in connection with such transaction. Decisions of our board, the conflicts committee or the Special Committee regarding the terms of those transactions may be influenced by our board’s or the conflicts committee’s loyalties to such other KBS-sponsored programs.

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

Through October 30, 2017, like us, KBS REIT III compensated each independent director with an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board of directors meeting attended, (ii) $2,500 for each audit or conflicts committee meeting attended (except that the committee chairman was paid $3,000 for each audit or conflicts committee meeting attended), (iii) $2,000 for each teleconference board of directors meeting attended, and (iv) $2,000 for each teleconference audit or conflicts committee meeting attended (except that the committee chairman was paid $3,000 for each teleconference audit or conflicts committee meeting attended). In addition, we paid our independent directors for attending Special Committee meetings as follows: $2,000 for each in-person and teleconference Special Committee meeting attended (except that the committee chairman was paid $3,000 for each in-person and teleconference Special Committee meeting attended).
Like us, KBS REIT III reimbursed directors for reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings and committee meetings.
On October 31, 2017, our conflicts committee and KBS REIT III’s conflicts committee each approved a revised compensation structure for the respective independent directors of each REIT. Commencing on October 31, 2017, like us, KBS REIT III, will compensate each independent director with an annual retainer of $135,000, as well as compensation for attending meetings as follows: (i) each member of the audit committee and conflicts committee will be paid $10,000 annually for service on such committees (except that the chair of each of the audit committee and conflicts committee will be paid $20,000 annually for service as the chair of such committees), (ii) after the tenth board of directors meeting of each calendar year, each independent director will be paid (a) $2,500 in cash for each in-person board of directors meeting attended for the remainder of the calendar year and (b) $2,000 in cash for each teleconference board of directors meeting attended for the remainder of the calendar year, (iii) after the tenth audit committee meeting of each calendar year, each member of the audit committee will be paid (a) $2,500 in cash for each in-person audit committee meeting attended for the remainder of the calendar year and (b) $2,000 in cash for each teleconference audit committee meeting attended for the remainder of the calendar year (except that the audit committee chair will be paid $3,000 for each in-person and teleconference audit committee meeting attended after the tenth audit committee meeting of each calendar year, for the remainder of each calendar year), and (iv) after the tenth conflicts committee meeting of each calendar year, each member of the conflicts committee will be paid (a) $2,500 in cash for each in-person conflicts committee meeting attended for the remainder of the calendar year and (b) $2,000 in cash for each teleconference conflicts committee meeting attended for the remainder of the calendar year (except that the conflicts committee chair will be paid $3,000 for each in-person and teleconference conflicts committee meeting attended after the tenth conflicts committee meeting of each calendar year, for the remainder of each calendar year).
In addition, we will pay our independent directors for attending Special Committee meetings as follows: each member of the Special Committee will be paid $2,000 in cash for each in-person and teleconference Special Committee meeting attended (except that the Special Committee chair will be paid $3,000 for each in-person and teleconference Special Committee meeting attended).

In addition, like us, KBS REIT III reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings and committee meetings.
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
Our share redemption program only provides for Special Redemptions. Such Special Redemptions are subject to an annual dollar limitation. On December 6, 2017, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2018 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2018 will be sufficient for these Special Redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and may be adjusted from time to time.
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

Pursuant to our share redemption program, the redemption price per share for eligible redemptions is equal to the estimated value per share. On December 8, 2017, our board of directors approved an estimated value per share of our common stock of $4.89 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2017. Therefore, commencing with the December 29, 2017 redemption date, the redemption price for all shares eligible for redemption is $4.89 (unaudited) per share. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 8, 2017, our board of directors approved an estimated value per share of our common stock of $4.89 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2017. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers (“NASD”) Conduct Rule 2340, as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). The estimated value per share was based on the recommendation and valuation performed by our advisor. We engaged CBRE, Inc. (“CBRE”) an independent, third-party valuation firm, to provide appraisals for nine of our real estate properties (the “Appraised Properties”).
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also did not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 4.4% of the gross sales price less concessions and credits, with the weighted average being approximately 2.3%.  If this range of disposition costs and fees was applied to the estimated value of our real estate properties, which does not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.12 to $0.31 per share.  Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2018.

In addition, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 8, 2017, including:

•
potential future asset sales at values different from those used in the determination of estimated value per share as well as any impairment charges related to these or other assets as a result of changes in the expected hold period, or the estimated cash flows for or future expenses related to these assets;

•	any impairments we may recognize with respect to our real estate-related investment;

•	any increases or decreases in value of any of our real estate or real estate-related investments;

•	any disruptions in the real estate and financial markets or general economic conditions;

•	any unforeseen capital expenditure requirements; or

•	any inability to meet our existing debt service obligations, or to repay or refinance such obligations on attractive terms or at all at or prior to maturity.
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
KBS Capital Advisors and its affiliates performed services for us in connection with the selection and acquisition or origination of our investments, and continue to perform services for us in connection with the management, leasing and disposition of our properties and the management, administration and disposition of our real estate-related investment. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment in us and reduces the amount of cash available for distribution to our stockholders.
In addition to disposition fees we may pay to our advisor in connection with the disposition of our assets, we may also pay other significant fees during our liquidation stage. Although most of the fees expected to be paid during our liquidation stage are contingent on our stockholders first receiving agreed-upon investment returns, the investment-return thresholds may be reduced with the approval of our conflicts committee and subject to the other limitations in our charter.
Therefore, these fees increase the risk that the cash available for distribution to common stockholders upon a liquidation of our portfolio would be less than stockholders paid for our shares, after taking into account any special distributions or liquidating distributions received by our stockholders. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit.
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
If our assets fail to perform as expected, cash distributions to our stockholders may decline.
Since breaking escrow in June 2008, we made acquisitions of real estate and real estate-related assets based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If our assets do not perform as expected we may have less cash flow from operations available to fund distributions and stockholders’ returns may be reduced.

A significant percentage of our assets is invested in the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Union Bank Plaza and Corporate Technology Center and the value of our stockholders’ investment in us will fluctuate with the performance of these investments.
The 100 & 200 Campus Drive Buildings represented 11.0% of our total assets and represented approximately 9.3% of our total annualized base rent as of December 31, 2017. The 300-600 Campus Drive Buildings represented 11.9% of our total assets and represented approximately 14.7% of our total annualized base rent as of December 31, 2017. Union Bank Plaza represented approximately 13.4% of our total assets and represented approximately 16.0% of our total annualized base rent as of December 31, 2017. Corporate Technology Center represented approximately 15.7% of our total assets and represented approximately 15.3% of our total annualized base rent as of December 31, 2017. As a result, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Florham Park, New Jersey, Los Angeles and San Jose real estate markets, respectively. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.
Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2017, our real estate properties in California and New Jersey represented 29.1% and 22.9% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to stockholders.
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
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance policies relating to such events may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We have invested in major metropolitan markets. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims or we may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our refinancing options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.

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
We may be unable to refinance part or all of our mortgage debt when it becomes due or we may be unable to refinance mortgage debt on favorable terms. If interest rates are higher when we refinance properties, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
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
We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed this limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2017, our borrowings and other liabilities were approximately 34% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates (a maximum rate of 35% applies through 2017 and 21% for subsequent years). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2008. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Changes recently made to the U.S. tax laws could have a negative impact on our business.
The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiary);

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the federal corporate alternative minimum tax;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Cuts and Jobs Act, in particular those affecting individual taxpayers, expire at the end of 2025.
As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually.

The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with various impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.
Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective federal income tax rate on such dividend. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally (subject to certain exceptions for “qualified foreign pension funds” and certain “qualified shareholders”) will be taxed to a non-U.S. stockholder (other than a qualified foreign pension plan, entities wholly owned by a qualified foreign pension plan and certain publicly traded foreign entities) as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

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
There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that have invested in our shares. Fiduciaries and IRA owners that have invested the assets of such a plan or account in our common stock should satisfy themselves that:

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
With respect to the annual valuation requirements described above, we will provide an estimated value per share for our common stock annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code.  The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.
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

If our assets are deemed to be plan assets, we and our advisor may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
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
As of December 31, 2017, our portfolio of real estate consisted of eight office properties and an office campus consisting of eight office buildings, encompassing in the aggregate 4.7 million rentable square feet. The total cost of our portfolio of real estate was $1.5 billion. As of December 31, 2017, our portfolio of real estate was approximately 85% occupied, the annualized base rent was $122.2 million and the average annualized base rent per square foot of our portfolio of real estate was $30.62. The weighted-average remaining lease term of our portfolio of real estate (excluding options to extend) was 5.0 years.
As of December 31, 2017, four properties represented more than 10% of our total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft. (2)	Occupancy	Weighted Average Remaining Lease Term
Corporate Technology Centre	San Jose, CA	610,083	$192,629	15.7%	$18,635	$30.54	100%	1.7 years
Union Bank Plaza	Los Angeles, CA	627,334	163,960	13.4%	19,548	38.00	82%	3.7 years
300-600 Campus Drive Buildings	Florham Park, NJ	578,424	145,929	11.9%	17,923	33.63	92%	10.3 years
100 & 200 Campus Drive Buildings	Florham Park, NJ	589,625	135,102	11.0%	11,408	30.00	64%	6.3 years
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our portfolio of real estate by rentable square footage and by annualized base rent as of December 31, 2017:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	57	$2,757	2.3%	146,130	3.7%
2018	69	17,993	14.7%	635,618	15.9%
2019	45	7,907	6.5%	267,588	6.7%
2020	45	6,166	5.0%	201,920	5.1%
2021	34	14,045	11.5%	445,186	11.2%
2022	59	22,528	18.4%	618,376	15.5%
2023	38	15,126	12.4%	579,361	14.5%
2024	17	5,759	4.7%	173,445	4.3%
2025	16	7,216	5.9%	208,607	5.2%
2026	9	3,400	2.8%	101,244	2.5%
2027	11	3,437	2.8%	105,863	2.7%
Thereafter (2)	28	15,858	13.0%	507,890	12.7%
Total	428	$122,192	100.0%	3,991,228	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight‑line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents leases expiring from 2028 through 2031.
For more information with respect to our tenants, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Concentration of Credit Risks
As of December 31, 2017, we had a concentration of credit risk related to the following tenant lease that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration(2)(3)
Union Bank	Union Bank Plaza	Finance	342,712	8.6%	$13,020	10.7%	$37.99	01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2017 and does not take into account any tenant renewal or termination options. On December 31, 2017, we entered into a lease amendment with Union Bank pursuant to which Union Bank will surrender 15,829 rentable square feet and 31,320 rentable square feet of its total rentable square footage by March 31, 2018 and June 30, 2018, respectively, and will surrender 321 parking area passes by March 31, 2018. As a result, we expect to receive a total of $11.4 million in termination fees from Union Bank payable in 2018.
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
Stockholder Information
As of March 5, 2018, we had approximately 187.5 million shares of common stock outstanding held by a total of approximately 47,300 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $4.89 (unaudited) per share as of December 31, 2017. This estimated value per share is based on our board of directors’ approval on December 8, 2017 of an estimated value per share of our common stock of $4.89 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2017. There were no material changes between September 30, 2017 and December 8, 2017 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our ten real estate properties held as of September 30, 2017 was based on (i) appraisals of the Appraised Properties performed by CBRE, an independent third-party valuation firm, and (ii) the sales price less disposition costs and fees of one property sold subsequent to September 30, 2017. CBRE prepared appraisal reports, summarizing key inputs and assumptions, for each of the Appraised Properties. Our advisor performed valuations with respect to our real estate-related investment, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Our advisor used the appraised values of the Appraised Properties and the sales price less disposition costs and fees of the property sold subsequent to September 30, 2017, together with our advisor’s estimated value of each of our other assets and our liabilities, to calculate and recommend an estimated value per share of our common stock. Based on (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal reports for the Appraised Properties prepared by CBRE and our advisor’s estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process, and (iii) other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to our board of directors that it adopt $4.89 (unaudited) as the estimated value per share of our common stock. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $4.89 (unaudited) as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 8, 2017, as well as the calculation of our prior estimated value per share as of December 14, 2016:

	December 8, 2017 Estimated Value per Share	December 14, 2016 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$7.28	$8.00	$(0.72)
Real estate-related investment	0.07	0.07	—
Cash	0.40	0.31	0.09
Other assets	0.04	0.02	0.02
Mortgage debt	(2.76)	(2.79)	0.03
Other liabilities	(0.14)	(0.12)	(0.02)
Estimated value per share	$4.89	$5.49	$(0.60)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$4.89	$5.49	$(0.60)
_____________________
(1) The December 14, 2016 estimated value per share was based upon the recommendation and valuation of our advisor. Our advisor’s valuation of our real estate properties was based on appraisals of our 11 real estate properties held as of September 30, 2016 performed by CBRE. Our advisor performed valuations of our real estate-related investment, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 14, 2016 estimated value per share and the assumptions and methodologies used by CBRE and our advisor, see our Current Report on Form 8-K filed with the SEC on December 15, 2016.
(2) The decrease in the estimated value of real estate properties per share was primarily due to decreases in the appraised values of the real estate properties and the sale of one real estate property, partially offset by capital expenditures subsequent to September 30, 2016.
The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $5.49 (unaudited) to $4.89 (unaudited).  The changes are not equal to the change in values of each asset and liability group presented in the table above due to the sale of one real estate property, debt repayments and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Calculation of Estimated Value per Share
December 14, 2016 estimated value per share	$5.49
Changes to estimated value per share
Real estate
Real estate properties	(0.52)
Selling costs related to property sold	(0.01)
Capital expenditures on real estate	(0.14)
Total change related to real estate	(0.67)
Operating cash flows in excess of monthly distributions declared (1)	0.05
Notes payable	0.02
Total change in estimated value per share	$(0.60)
December 8, 2017 estimated value per share	$4.89
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also did not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 4.4% of the gross sales price less concessions and credits, with the weighted average being approximately 2.3%.  If this range of disposition costs and fees was applied to the estimated value of our real estate properties, which does not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.12 to $0.31 per share.
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
As of December 8, 2017, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
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
_____________________
(1) CBRE is actively engaged in the business of appraising commercial real estate properties similar to those we own in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged CBRE to deliver appraisal reports relating to the Appraised Properties and CBRE received fees upon the delivery of such reports. In addition, we have agreed to indemnify CBRE against certain liabilities arising out of this engagement. CBRE is an affiliate of CBRE Group, Inc., a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. In the two years prior to December 8, 2017, CBRE and its affiliates provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and have received fees in connection with such services. CBRE and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser as certified in the applicable appraisal report.
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
In performing its analyses, CBRE made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, CBRE assumed that we had clear and marketable title to the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, CBRE’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisal, and any material change in such circumstances and conditions may affect CBRE’s analyses and conclusions.  CBRE’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein.  Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values.
Although CBRE considered any comments to its appraisal reports received from us or our advisor, the final appraised values of the Appraised Properties were determined by CBRE.  The appraisal reports for the Appraised Properties are addressed solely to us to assist our advisor in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, CBRE did not solicit third-party indications of interest for the Appraised Properties. In preparing its appraisal reports, CBRE also did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. While CBRE was responsible for providing appraisals for the Appraised Properties, CBRE was not responsible for, did not calculate, and did not participate in, the determination of the estimated value per share of our common stock.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to CBRE’s appraisal reports. All of the CBRE appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
As of September 30, 2017, we owned ten real estate properties (consisting of nine office properties and an office campus consisting of eight office buildings). CBRE appraised each of the Appraised Properties and the property sold subsequent to September 30, 2017 was valued at the sales price less disposition costs and fees. CBRE appraised the Appraised Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of the Appraised Properties. CBRE calculated the discounted cash flow value of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Appraised Properties based on recent comparable market transactions adjusted for unique property and market-specific factors.
The total appraised value of the Appraised Properties as of September 30, 2017 was $1.329 billion. The estimated value for our real estate property sold subsequent to September 30, 2017 was $37.8 million. Based on the appraisal and valuation methodologies described above, the estimated value of our ten real estate properties as of September 30, 2017 was $1.366 billion. The total cost basis of these properties as of September 30, 2017 was $1.577 billion. This amount includes the purchase price of $1.360 billion, $198.5 million in capital expenditures, leasing commissions and tenant improvements since inception and $18.1 million of acquisition fees and expenses. The estimated value of our ten real estate properties as of September 30, 2017 compared to the total acquisition cost of these properties plus subsequent capital expenditures, leasing commissions and tenant improvements and acquisition fees and expenses through September 30, 2017, results in an overall decrease in the real estate value of the properties of approximately 13.34%.

The following table summarizes the key assumptions that CBRE used in the 10-year discounted cash flow models to arrive at the appraised values for the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.50% to 8.25%	7.06%
Discount rate	7.50% to 9.50%	8.17%
Net operating income compounded annual growth rate (1)	(2.09)% to 18.66%	4.15%
_____________________
(1) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the hold period of the property) net of expenses over the holding period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties. The high-end range in values reflects the lease up of a property with significant vacancy and that was 46% leased as of September 30, 2017.
While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the Appraised Properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates CBRE used to appraise the Appraised Properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.16	$(0.15)	$0.23	$(0.21)
Discount rates	0.14	(0.14)	0.23	(0.22)
Finally, each 1% change in the appraised value of the Appraised Properties would result in a change of $0.07 to the estimated value per share, assuming all other factors remain unchanged.
Real Estate Loan Receivable
As of September 30, 2017, we owned one real estate loan receivable. The estimated value for our real estate loan receivable is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017, but does not equal the book value of the loan in accordance with GAAP. The value of the real estate loan receivable was estimated by applying a discounted cash flow analysis over the remaining expected life of the investment, excluding any potential transaction costs. The cash flow estimate used in the analysis during the term of the investment was based on the investment’s contractual cash flow, which we anticipate we will receive. The expected cash flow for the loan was discounted at a rate that we expect a market participant would require for an instrument with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral, current performance, credit enhancements and other factors.
The cost of our real estate loan receivable was $14.0 million, including $23,000 of origination fees and costs and $0.5 million of principal repayments. As of September 30, 2017, the fair value of our real estate loan receivable was $13.9 million and the outstanding principal balance was $14.0 million. The discount rate applied to the cash flow from the real estate loan receivable, which has a remaining term of 0.8 years, was approximately 7.75%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the fair value of our real estate loan receivable and thus, our estimated value per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share and, additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017. The estimated value of our notes payable does not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.

As of September 30, 2017, the GAAP fair value and carrying value of our notes payable were $519.1 million and $521.3 million, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 3.75%. Our notes payable have a weighted-average remaining term of one year. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.01)	$0.01	$—	$—
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
Limitations of the Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated value per share set forth above first appeared on the December 31, 2017 customer account statements that were mailed in January 2018. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, the estimated value per share as of December 8, 2017 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2017. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets and due to other factors. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share did not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 4.4% of the gross sales price less concessions and credits, with the weighted average being approximately 2.3%.  If this range of disposition costs and fees was applied to the estimated value of our real estate properties, which does not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.12 to $0.31 per share. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2018.

Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$5.49	December 14, 2016	Current Report on Form 8-K, filed December 15, 2016
$5.62	December 8, 2015	Current Report on Form 8-K, filed December 9, 2015
$5.86	December 4, 2014	Current Report on Form 8-K, filed December 4, 2014
$6.05 (1)	September 22, 2014	Current Report on Form 8-K, filed September 23, 2014
$10.29	December 18, 2013	Current Report on Form 8-K, filed December 19, 2013
$10.29	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$10.11	December 19, 2011	Current Report on Form 8-K, filed December 21, 2011
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
Distribution Information
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our real estate properties and distributions related to the repayment of principal under our mortgage loan investment).
During the year ended December 31, 2017, we sold two office properties. During the year ended December 31, 2016, we sold one office/flex property, and during the year ended December 31, 2015, we sold one office property and received the repayment of one of our real estate loans receivable. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Our focus in 2018 is to: continue to strategically sell assets and consider paying special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital projects, such as renovations or amenity enhancements, to attract quality buyers; and finalize the strategic alternatives assessment and decide on a course of action. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2018.
Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “ — Results of Operations” herein. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrower to continue to make debt service payments and/or to repay its loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of additional assets; and the sources and amounts of cash we have available for distributions.
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
Distributions declared per common share were $0.274 and $0.281 in the aggregate for the years ended December 31, 2017 and 2016, respectively. Distributions per common share were based on a monthly record date for each month during the period commencing January 2016 through December 2017.
Distributions declared during 2016 and 2017, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$12,770	$12,896	$13,013	$12,993	$51,672
Total Per Share Distribution	$0.068	$0.068	$0.069	$0.069	$0.274
	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,235	$13,218	$13,350	$13,337	$53,140
Total Per Share Distribution	$0.070	$0.070	$0.070	$0.071	$0.281
The tax composition of our distributions declared for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Ordinary Income	36%	38%
Capital Gain	4%	15%
Return of Capital	60%	47%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”
On December 6, 2017, our board of directors authorized a January 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on January 19, 2018, which we paid on February 1, 2018. On January 30, 2018, our board of directors authorized a February 2018 distribution in the amount of $0.01875616 per share of common stock to stockholders of record as of the close of business on February 20, 2018, which we paid on March 1, 2018, and a March 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on March 20, 2018, which we expect to pay in April 2018. On March 7, 2018, our board of directors authorized an April 2018 distribution in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on April 20, 2018, which we expect to pay in May 2018, and a May 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on May 18, 2018, which we expect to pay in June 2018. Other than special distributions, distributions are generally paid on or about the first business day of the following month.
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document, and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:

•
During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On December 9, 2016, the board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2017 of $10.0 million in the aggregate. On December 6, 2017, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2018 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

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
On December 14, 2016, our board of directors approved an estimated value per share of our common stock of $5.49 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2016. The change in the redemption price became effective for the December 2016 redemption date, which was December 30, 2016, and was effective through the November 2017 redemption date. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December 2016 estimated value per share, see our Current Report on Form 8-K, filed with the SEC on December 15, 2016.
On December 8, 2017, our board of directors approved an estimated value per share of our common stock of $4.89 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2017. The change in the redemption price became effective for the December 2017 redemption date, which was December 29, 2017, and will be effective until the estimated value per share is updated. We expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2018. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
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

The only redemptions we made under our share redemption program during the year ended December 31, 2017 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program, and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the year ended December 31, 2017 with existing cash on hand. During the year ended December 31, 2017, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	54,480	$5.49	(3)
February 2017	79,674	$5.49	(3)
March 2017	55,953	$5.49	(3)
April 2017	88,642	$5.49	(3)
May 2017	82,827	$5.49	(3)
June 2017	152,829	$5.49	(3)
July 2017	125,633	$5.49	(3)
August 2017	99,892	$5.49	(3)
September 2017	97,910	$5.49	(3)
October 2017	122,981	$5.49	(3)
November 2017	64,959	$5.49	(3)
December 2017	27,870	$4.89	(3)
Total	1,053,650
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
(2) During the year ended December 31, 2017, shares eligible for redemption were redeemed at the prices set forth above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. During the year ended December 31, 2017, we redeemed $5.8 million of shares of common stock. For the year ended December 31, 2017, we fulfilled all redemption requests received in good order and eligible for redemption through the December 2017 redemption date. On December 6, 2017, our board of directors approved an annual dollar limitation for Special Redemptions of $10.0 million in the aggregate for the calendar year 2018. Based on the redemption limitations described above in our share redemption program and redemptions through February 28, 2018, we may redeem up to $9.3 million of shares in connection with Special Redemptions for the remainder of 2018.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data
Total real estate and real estate-related investments, net	$1,044,792	$1,139,815	$1,192,512	$1,389,608	$2,620,088
Total assets	1,225,110	1,286,780	1,364,530	1,654,323	2,946,499
Total notes payable, net	502,299	523,771	546,077	787,418	1,513,551
Total liabilities	530,528	559,873	596,600	844,796	1,606,455
Redeemable common stock	10,000	10,000	10,000	10,000	70,562
Total stockholders’ equity	684,582	716,907	757,930	799,527	1,269,482

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data
Total revenues	$149,459	$155,456	$165,295	$279,400	$360,634
Income from continuing operations (1)	25,114	16,747	18,377	445,507	55,779
Income from continuing operations per common share - basic and diluted (1)	0.13	0.09	0.10	2.33	0.29
Net income	25,114	16,747	18,377	445,507	55,779
Net income per common share, basic and diluted	0.13	0.09	0.10	2.33	0.29
Other Data
Cash flows provided by operations	52,845	54,392	42,189	67,226	133,146
Cash flows provided by (used in) investing activities	65,923	2,940	157,128	1,657,313	(71,706)
Cash flows (used in) provided by financing activities	(80,134)	(82,116)	(306,598)	(1,719,670)	65,212
Distributions declared	51,672	53,140	55,737	966,916	135,384
Distributions declared per common share (2)	0.274	0.281	0.293	5.066	0.704
Weighted -average number of common shares outstanding, basic and diluted	188,235,450	189,111,086	190,227,577	191,346,949	192,370,985
Reconciliation of funds from operations (3)
Net income	$25,114	$16,747	$18,377	$445,507	$55,779
Depreciation of real estate assets	36,271	36,770	33,235	40,408	58,157
Amortization of lease-related costs	17,776	21,998	23,036	37,580	62,621
Impairment charge on real estate	—	—	23,082	15,601	—
Gain on payoff or sale of real estate loans receivable	—	—	—	—	(29,073)
Gain on sales of real estate, net	(17,486)	(9,093)	(27,421)	(441,640)	—
Loss on sale of marketable securities	—	—	—	331	—
FFO	$61,675	$66,422	$70,309	$97,787	$147,484
_____________________
(1) Amounts include certain properties in continuing operations that were sold as of December 31, 2017 in accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). See Note 6. “Real Estate Sales,” for more information on the Company's real estate sold as of December 31, 2017.
(2) For more information related to distributions declared per common share for the years ended December 31, 2017 and 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.”
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
We invested in a diverse portfolio of real estate and real estate-related investments. As of December 31, 2017, we owned nine real estate properties (consisting of eight office properties and an office campus consisting of eight office buildings) and one real estate loan receivable.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2017, we had redeemed 25,938,835 shares sold in our offering for $245.8 million.
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
The Special Committee determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale while it continues to explore strategic alternatives for us. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell additional assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. The board of directors anticipates reaching a decision regarding strategic alternatives during 2018. Although we are exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by March 31, 2018, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. On March 7, 2018, the conflicts committee unanimously determined to postpone approval of our liquidation while the Special Committee continues to explore strategic alternatives for us. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually.
Our focus in 2018 is to: continue to strategically sell assets and consider special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital projects, such as renovations or amenity enhancements, to attract quality buyers; and finalize the strategic alternatives assessment and decide on a course of action.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; Special Redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders.

We intend to use our cash on hand, cash flow generated by our real estate properties and real estate-related investment, proceeds from debt financing, proceeds from the sale of real estate properties and possibly the principal repayment on or sale of our real estate loan receivable as our primary sources of immediate and long-term liquidity. As of December 31, 2017, we had an aggregate of $25.0 million available for future disbursements under one credit facility, subject to certain conditions and restrictions set forth in the loan agreement.
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 6, 2017, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2018 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2017, our real estate properties were 85% occupied and our bad debt reserve was less than 1% of annualized base rent.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of December 31, 2017, the borrower under our real estate loan receivable was current on its debt service payments to us.
For the year ended December 31, 2017, our cash needs for capital expenditures and the payment of debt obligations were met with the proceeds from the payoff or sale of real estate loans receivable and proceeds from the sales of real estate properties. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We made distributions to our stockholders during the year ended December 31, 2017 using cash flows from operations and cash on hand. We believe that our cash on hand, cash flow from operations, availability under our credit facility, proceeds from the sales of real estate properties and the repayment of or sale of our real estate loan receivable will be sufficient to meet our liquidity needs for the foreseeable future. As of December 31, 2017, we had a total of $364.4 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements, if applicable, or pay down or refinance the related notes payable prior to their maturity dates.
On December 8, 2017, our board of directors approved an estimated value per share of our common stock of $4.89 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2017. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2018.
Volatility in global financial markets and changing political environments can cause fluctuations  in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms not as favorable as the terms of existing indebtedness.  Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.

Cash Flows from Operating Activities
As of December 31, 2017, we owned nine real estate properties (consisting of eight office properties and an office campus consisting of eight office buildings). In addition, as of December 31, 2017, we owned one real estate loan receivable.
During the year ended December 31, 2017, net cash provided by operating activities was $52.8 million, compared to $54.4 million during the year ended December 31, 2016. The decrease in net cash provided by operating activities was primarily due to the disposition of three real estate properties subsequent to January 1, 2016, the timing of rent collection and payments of lease incentives. We anticipate cash flows from operating activities to decrease as a result of the properties sold during the year ended December 31, 2017 and to the extent we make additional asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $65.9 million for the year ended December 31, 2017, and primarily consisted of the following:

•	$83.4 million of proceeds from the sale of two office properties; and

•	$17.6 million used for improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2017, net cash used in financing activities was $80.1 million and consisted of the following:

•	$51.8 million of cash used for distributions;

•	$21.7 million of principal payments on notes payable;

•	$5.8 million of cash used for redemptions of common stock; and

•	$0.9 million of payments of deferred financing costs.
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
As of December 31, 2017, we had $81.0 million of cash and cash equivalents and up to $25.0 million available for future disbursements under one credit facility, subject to certain conditions and restrictions set forth in the loan agreement, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2017, our borrowings and other liabilities were approximately 34% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2018	2019	2020
Outstanding debt obligations (1)	$502,633	$367,164	$2,848	$132,621
Interest payments on outstanding debt obligations (2)	14,143	7,904	4,696	1,543
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2017 (consisting of the contractual interest rate). We incurred interest expense of $16.5 million, excluding net unrealized gains on interest rate swap agreements of $0.1 million and amortization of deferred financing costs totaling $1.1 million during the year ended December 31, 2017.
Results of Operations
Overview
As of December 31, 2016, we owned 10 office properties, an office campus consisting of eight office buildings and one real estate loan receivable. Subsequent to December 31, 2016, we sold two office properties. As a result, as of December 31, 2017, we owned eight office properties, an office campus consisting of eight office buildings and one real estate loan receivable. The results of operations presented for the years ended December 31, 2017 and 2016 are not directly comparable due to the dispositions of three real estate properties. In general, we expect income and expenses to decrease in future periods due to disposition activity.
Comparison of the year ended December 31, 2017 versus the year ended December 31, 2016
The following table provides summary information about our results of operations for the years ended December 31, 2017 and 2016 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2017	2016
Rental income	$127,521	$133,408	$(5,887)	(4)%	$(4,722)	$(1,165)
Tenant reimbursements	13,641	14,108	(467)	(3)%	(692)	225
Interest income from real estate loans receivable	1,060	1,075	(15)	(1)%	—	(15)
Other operating income	7,237	6,865	372	5%	3	369
Operating, maintenance, and management costs	34,719	34,603	116	—%	(718)	834
Real estate taxes and insurance	19,816	20,128	(312)	(2)%	(704)	392
Asset management fees to affiliate	11,617	11,811	(194)	(2)%	(354)	160
General and administrative expenses	4,541	6,370	(1,829)	(29)%	n/a	n/a
Depreciation and amortization	54,047	58,768	(4,721)	(8)%	(3,078)	(1,643)
Interest expense	17,466	16,651	815	5%	(783)	1,598
Other interest income	375	529	(154)	(29)%	n/a	n/a
Gain on sale of real estate, net	17,486	9,093	8,393	92%	8,393	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 related to real estate and real estate-related investments disposed of on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 related to real estate and real estate-related investments owned by us throughout both periods presented.

Rental income and tenant reimbursements decreased from $147.5 million for the year ended December 31, 2016 to $141.2 million for the year ended December 31, 2017, primarily due to the sale of three real estate properties subsequent to January 1, 2016 and an early lease termination during the year ended December 31, 2016 in a property held throughout both periods, partially offset by an aggregate increase in average annualized base rent per square foot of 0.5% related to real estate held for investment and an increase in tenant reimbursements related to a property held throughout both periods. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to the sale of two real estate properties during the year ended December 31, 2017 and anticipated dispositions of real estate properties. For the years ended December 31, 2017 and 2016, rental income and tenant reimbursements from our real estate properties sold were $5.2 million and $10.6 million, respectively.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $1.1 million during the years ended December 31, 2017 and 2016. Interest income from our real estate loan receivable in future periods compared to historical periods will decrease as a result of the anticipated payoff of our real estate loan receivable, which matures in August 2018.
Other operating income increased from $6.9 million for the year ended December 31, 2016 to $7.2 million for the year ended December 31, 2017, primarily due to an increase in parking revenues for properties held throughout both periods. Overall, we expect other operating income to decrease in future periods due to anticipated dispositions of real estate properties. For the years ended December 31, 2017 and 2016, other operating income from our real estate properties sold was $18,000 and $15,000, respectively.
Operating, maintenance and management costs increased slightly from $34.6 million for the year ended December 31, 2016 to $34.7 million for the year ended December 31, 2017 primarily due to an increase in contract security, on-site wages and benefits and reimbursable parking expenses for properties held throughout both periods, partially offset by a decrease in operating, maintenance and management costs due to the sale of three real estate properties subsequent to January 1, 2016. We expect operating, maintenance and management costs to decrease in future periods due to the sale of two real estate properties during the year ended December 31, 2017 and anticipated dispositions of real estate properties, offset by inflation. For the years ended December 31, 2017 and 2016, operating, maintenance and management costs from our real estate properties sold were $1.5 million and $2.3 million, respectively.
Real estate taxes and insurance decreased from $20.1 million for the year ended December 31, 2016 to $19.8 million for the year ended December 31, 2017. This decrease was primarily due to the sale of three real estate properties subsequent to January 1, 2016, partially offset by higher property tax assessed values for properties held throughout both periods. We expect real estate taxes and insurance to decrease in future periods due to the sale of two real estate properties during the year ended December 31, 2017 and anticipated dispositions of real estate properties. For the years ended December 31, 2017 and 2016, real estate taxes and insurance from our real estate properties sold were $0.9 million and $1.6 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased from $11.8 million for the year ended December 31, 2016 to $11.6 million for the year ended December 31, 2017, primarily due to the sale of three real estate properties subsequent to January 1, 2016 offset by higher asset management fees as a result of improvements made to properties held throughout both periods. All asset management fees incurred as of December 31, 2017 have been paid. We expect asset management fees to decrease in future periods due to the sale of two real estate properties during the year ended December 31, 2017 and anticipated dispositions of real estate properties. For the years ended December 31, 2017 and 2016, asset management fees from our real estate properties sold were $0.5 million and $0.8 million, respectively.
General and administrative expenses decreased from $6.4 million for the year ended December 31, 2016 to $4.5 million for the year ended December 31, 2017. This decrease was primarily due to professional fees incurred related to the Special Committee’s engagement of Evercore to act as our financial advisor and legal fees related to the assessment of strategic alternatives during the year ended December 31, 2016. We did not incur such costs during the year ended December 31, 2017. See “—Liquidity and Capital Resources” for our discussion on the engagement of Evercore and assessment of strategic alternatives.
Depreciation and amortization decreased from $58.8 million for the year ended December 31, 2016 to $54.0 million for the year ended December 31, 2017 due to the sale of three real estate properties subsequent to January 1, 2016 and as a result of lease terminations and lease expirations related to properties held throughout both periods. We expect depreciation and amortization to decrease in future periods due to anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations. For the years ended December 31, 2017 and 2016, depreciation and amortization from our real estate properties sold were $0.9 million and $4.0 million, respectively.

Interest expense increased from $16.7 million for the year ended December 31, 2016 to $17.5 million for the year ended December 31, 2017. The increase in interest expense is primarily due to higher one-month LIBOR related to our existing notes payable for properties held throughout both periods, partially offset by an overall decrease in our total debt outstanding due to loan repayments in connection with the sale of three real estate properties subsequent to January 1, 2016. Included in interest expense is the amortization of deferred financing costs of $1.8 million and $1.1 million for the years ended December 31, 2016 and 2017, respectively. Also included in interest expense during the year ended December 31, 2016 was $0.2 million of termination fees related to the payoff of a loan secured by one office/flex property sold during the year ended December 31, 2016. During the years ended December 31, 2017 and 2016, we recorded $0.1 million and $0.5 million of unrealized gain on interest rate swaps, respectively. In general, we expect interest expense to decrease in future periods due to debt repayments related to assets sold and anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment and refinancing of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facility and any debt repayments we make. For the years ended December 31, 2017 and 2016, interest expense from the loans secured by our real estate properties sold was $0.6 million and $1.4 million, respectively.
We recognized a gain on sale of real estate of $17.5 million related to the sale of two real estate properties during the year ended December 31, 2017. During the year ended December 31, 2016, we recognized a gain on sale of real estate of $9.1 million related to the disposition of one office/flex property.
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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties and real estate-related investments sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold and real estate-related investments sold or repaid as of December 31, 2017.

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, prepayment fees received on notes receivable, termination fees on derivative instruments and unrealized gains and losses on derivative instruments are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2017	2016	2015
Net income	$25,114	$16,747	$18,377
Depreciation of real estate assets	36,271	36,770	33,235
Amortization of lease-related costs	17,776	21,998	23,036
Impairment charge on real estate	—	—	23,082
Gain on sale of real estate, net	(17,486)	(9,093)	(27,421)
FFO	61,675	66,422	70,309
Straight-line rent and amortization of above- and below-market leases	(102)	(6,075)	(7,372)
Amortization of discounts and closing costs	4	3	23
Prepayment fees received on notes receivable	—	—	(874)
Termination fees on derivative instruments	—	156	179
Unrealized gains on derivative instruments	(101)	(478)	(2,410)
MFFO	$61,476	$60,028	$59,855
Our calculation of MFFO above includes amounts related to the operations of four real estate properties sold and one real estate loan receivable paid off between January 1, 2015 and December 31, 2017. Please refer to the table below with respect to the proportion of MFFO related to real estate properties sold or the real estate-related investment paid off as of December 31, 2017 (in thousands).

	For the Years Ended December 31,
	2017	2016	2015
MFFO by component:
Assets held for investment	$59,984	$54,752	$56,670
Real estate properties sold	1,492	5,276	833
Real estate loans receivable sold or paid off	—	—	2,352
MFFO	$61,476	$60,028	$59,855
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows during 2017 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2017	$12,770	$0.068	$12,866	$12,404
Second Quarter 2017	12,896	0.068	13,043	17,492
Third Quarter 2017	13,013	0.069	13,022	13,007
Fourth Quarter 2017	12,993	0.069	12,858	9,942
	$51,672	$0.274	$51,789	$52,845
_____________________
(1) Assumes each share was issued and outstanding each day that was a record date for distributions during the periods presented.
(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.

For the year ended December 31, 2017, we paid aggregate distributions of $51.8 million, all of which were paid in cash. FFO and cash flow from operations for the year ended December 31, 2017 were $61.7 million and $52.8 million, respectively.  We funded our total distributions paid with $51.3 million of current period cash flow from operations and $0.5 million of cash on hand. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our real estate properties and distributions related to the repayment of principal under our mortgage loan investment).
During the year ended December 31, 2017, we sold two office properties. During the year ended December 31, 2016, we sold one office/flex property, and during the year ended December 31, 2015, we sold one real estate property and received the repayment of one of our real estate loans receivable. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2018.
Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrower to continue to make debt service payments and/or to repay its loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of additional assets; and the sources and amounts of cash we have available for distributions.
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
Real Estate Loan Receivable
Interest income on our real estate loan receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We will place a loan on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reserve for any unpaid accrued interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest, according to the contractual terms of the loan, is probable.
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
As of December 31, 2017, we did not have a loan loss reserve and we did not record any impairment losses related to our real estate loan receivable during the years ended December 31, 2017, 2016 and 2015. However in the future, we may experience losses from our loan receivable requiring us to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
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
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loan held for investment. Actual losses, if any, could differ significantly from estimated amounts.
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
Distributions Paid
On January 2, 2018, we paid distributions of $4.4 million, which related to distributions declared for December 2017 in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on December 20, 2017. On February 1, 2018, we paid distributions of $3.9 million, which related to distributions declared for January 2018 in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on January 19, 2018. On March 1, 2018, we paid distributions of $3.5 million, which related to distributions declared for February 2018 in the amount of $0.01875616 per share of common stock to stockholders of record as of the close of business on February 20, 2018.

Distributions Authorized
On January 30, 2018, our board of directors authorized a March 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on March 20, 2018, which we expect to pay in April 2018, and on March 7, 2018, our board of directors authorized an April 2018 distribution in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on April 20, 2018, which we expect to pay in May 2018, and a May 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on May 18, 2018, which we expect to pay in June 2018.

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
The table below summarizes the book value, the annual effective interest rate and fair value of our real estate loan receivable based on the maturity date; and the outstanding principal balance, the interest rate or weighted-average interest rate and fair value of our notes payable based on the maturity dates, all as of December 31, 2017 (dollars in thousands):

	Maturity Date			Total Value or Notional Amount
	2018	2019	2020		Fair Value
Assets
Loan Receivable, book value
Fixed Rate	$13,923	$—	$—	$13,923	$13,960
Annual effective interest rate (1)	7.6%	—	—	7.6%
Liabilities
Notes payable, principal outstanding
Fixed Rate	$—	$—	$138,219	$138,219	$136,082
Interest rate	—	—	3.5%	3.5%
Variable Rate	$364,414	$—	$—	$364,414	$364,601
Weighted-average interest rate (2)	3.2%	—	—	3.2%
_____________________
(1) The annual effective interest rate represents the effective interest rate as of December 31, 2017 using the interest method, which we use to recognize interest income on our real estate loan receivable.
(2) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2017, using interest rate indices as of December 31, 2017, where applicable.

We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or our fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2017, the fair value and carrying value of our fixed rate real estate loan receivable were $14.0 million and $13.9 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2017, the fair value of our fixed rate debt was $136.1 million and the outstanding principal balance of our fixed rate debt was $138.2 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2017. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $364.4 million of variable rate debt outstanding. Based on interest rates as of December 31, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2018, interest expense on our variable rate debt would increase or decrease by $3.6 million. As of December 31, 2017, all of our variable rate debt obligations were scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements, if applicable, or pay off or refinance the related notes payable prior to their maturity dates.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On December 21, 2017, we entered into a letter agreement with Wells Fargo Bank, National Association and People’s United Bank, National Association, the lenders under the Union Bank Plaza Mortgage Loan, to extended the maturity date of the loan to April 12, 2018. No other changes were made to the terms of the loan as they previously existed.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age *
Peter M. Bren	President	84
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	66
Peter McMillan III	Executive Vice President, Treasurer, Secretary, and Director	60
Keith D. Hall	Executive Vice President	59
Jeffrey K. Waldvogel	Chief Financial Officer	40
Stacie K. Yamane	Chief Accounting Officer	53
Barbara R. Cambon	Independent Director	64
Jeffrey A. Dritley	Independent Director	61
Stuart A. Gabriel, Ph.D.	Independent Director	64
_____________________
* As of March 1, 2018.
Peter M. Bren is our President, a position he has held since August 2007. He is also Chairman and President of our advisor, President of KBS REIT I and President of KBS REIT III, positions he has held for these entities since October 2004, June 2005 and January 2010, respectively. Mr. Bren is President and a director of KBS Growth & Income REIT, Inc., positions he has held since January 2015 and July 2017, respectively. Mr. Bren is President and a director of KBS Growth & Income Venture Fund, Inc. (“KBS Growth & Income Venture Fund”), positions he has held since July 2017. Mr. Bren is President and a director of KBS Legacy Partners Apartment REIT, positions he has held since August 2009 and July 2009, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. KBS Holdings is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and KBS Growth & Income Venture Fund, which were formed in 2007, 2005, 2009, 2008, 2009, 2013, 2015 and 2017, respectively. Each of Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Bren is Chairman and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2017, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $24 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
Mr. Bren oversees all aspects of our advisor’s and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of our advisor’s and KBS Realty Advisors’ business activities and is responsible for investor relationships.
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to taking his current positions as Chairman and President of our advisor and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company and was President of Lincoln Property Company, Europe. Mr. Bren is a member of the UCLA Anderson School of Management Board of Advisors and is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management.

Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since August 2007, August 2007 and July 2007, respectively. He is also the Chief Executive Officer of our advisor and Chairman of the Board, Chief Executive Officer and a director of KBS REIT I and KBS Growth & Income REIT, positions he has held for these entities since October 2004, June 2005 and January 2015, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively, and is Chairman of the Board, Chief Executive Officer and a director of KBS Growth & Income Venture Fund, positions he has held since July 2017. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. KBS Holdings is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and KBS Growth & Income Venture Fund which were formed in 2007, 2005, 2009, 2008, 2009, 2013, 2015 and 2017, respectively. Each of Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2017, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $24 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
Mr. Schreiber oversees all aspects of our advisor’s and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of our advisor’s and KBS Realty Advisors’ business activities and is responsible for investor relationships.
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
Mr. Schreiber graduated from the University of Southern California with a Bachelor’s Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly formed Real Estate Department in the USC Graduate School of Business. He is currently an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development. Mr. Schreiber also serves as a member of the Executive Committee for the Public Non-Listed REIT Council for the National Association of Real Estate Investment Trusts. He is also a member of the National Council of Real Estate Investment Fiduciaries. Mr. Schreiber has served as a member of the board of directors and executive committee of The Irvine Company since August 2016, and since December 2016, Mr. Schreiber has served on the Board of Trustees of The Irvine Company.
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer for reasons including his extensive industry and leadership experience. Since the formation of the first investment advisor affiliated with Messrs. Bren and Schreiber in 1992, and through December 31, 2017, Mr. Schreiber had been involved in the investment in or management of over $24 billion of real estate investments through KBS affiliates. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors, as Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, KBS REIT III and KBS Growth & Income REIT, and as a director and trustee of The Irvine Company, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.

Peter McMillan III is one of our Executive Vice Presidents, our Treasurer and Secretary, and one of our directors, positions he has held since August 2007. He is also an Executive Vice President, the Treasurer and Secretary and a director of KBS REIT I and KBS REIT III, positions he has held for these entities since June 2005 and January 2010, respectively. He is President, Chairman of the Board and a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since December 2008 and February 2013, respectively. He is also an Executive Vice President of KBS Legacy Partners Apartment REIT, which position he has held since August 2009. From January 2015 through February 2017, Mr. McMillan was an Executive Vice President, the Treasurer and Secretary and a director of KBS Growth & Income REIT. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. KBS Holdings is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and KBS Growth & Income Venture Fund, which were formed in 2007, 2005, 2009, 2008, 2009, 2013, 2015 and 2017, respectively. Each of Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC, an asset management company. In addition, since November 2017, Mr. McMillan has served as Chairman and a director for Keppel-KBS US REIT Management Pte. Ltd., which is the manager of Keppel-KBS US REIT. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the board of directors of TCW Funds, Inc. and TCW Strategic Income Fund, Inc., is chairman of the board of trustees of TCW Alternative Funds and is a member of the board of trustees of Metropolitan West Funds.
The board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct the board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, as a member of the board of directors of TCW Funds, Inc. and TCW Strategic Income Fund, Inc., as chairman of the board of trustees of TCW Alternative Funds, as a member of the board of trustees of Metropolitan West Funds and as a former director of KBS Growth & Income REIT, provide him with an understanding of the requirements of serving on a public company board.
Keith D. Hall is one of our Executive Vice Presidents, a position he has held since August 2007. He is an Executive Vice President of KBS REIT I and KBS REIT III, positions he has held for these entities since June 2005 and January 2010, respectively. He is also the Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively, and is the Chief Executive Officer and a director of KBS Strategic Opportunity REIT II, positions he has held since February 2013. From January 2015 through July 2017, Mr. Hall was an Executive Vice President of KBS Growth & Income REIT. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. KBS Holdings is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and KBS Growth & Income Venture Fund, which were formed in 2007, 2005, 2009, 2008, 2009, 2013, 2015 and 2017, respectively. Each of Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.

Mr. Hall is affiliated with Willowbrook Capital Group, LLC, an asset management company. Prior to commencing his affiliation with Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.
Jeffrey K. Waldvogel is our Chief Financial Officer and Assistant Secretary, positions he has held since June 2015. He is also the Chief Financial Officer of our advisor, and Chief Financial Officer and Assistant Secretary of KBS REIT I and KBS REIT III, positions he has held for each of these entities since June 2015. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income REIT, positions he has held since June 2015, April 2017 and April 2017, respectively. Mr. Waldvogel also is Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income Venture Fund, positions he has held since July 2017. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since June 2015.
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
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since October 2008. From July 2007 to December 2008, Ms. Yamane served as our Chief Financial Officer and from July 2007 to October 2008, she served as our Controller. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and KBS Growth & Income Venture Fund, positions she has held for these entities since October 2008, October 2008, January 2010, August 2009, August 2009, February 2013, January 2015 and July 2017, respectively. From October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008, she served as Controller of KBS REIT I.
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
Barbara R. Cambon is one of our independent directors and is the chair of the conflicts committee and the chair of the Special Committee, positions she has held since March 2008, March 2008 and January 2016, respectively. Ms. Cambon is also an independent director, chair of the conflicts committee and chair of the special committee of KBS REIT I, positions she has held for this entity since June 2005, June 2005 and January 2016, respectively, and she is an independent director and chair of the conflicts committee of KBS REIT III, positions she has held for this entity since September 2010. From April 2009 to December 2010, she served as Chief Operating Officer of Premium One Asset Management LLC, a company whose business focuses on providing investment management services to investors. From October 2003 to October 2009, she also served as a Managing Member of Snowcreek Management LLC, a real estate asset management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provided asset management services to an institutional partnership investment in residential real estate development. She has been involved in the real estate investment business for over 30 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002, she also served as its Chief Operating Officer. Prior to joining Colony Capital in 1999, Ms. Cambon was President and founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past director and chairman of the board of the Pension Real Estate Association and past director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the Policy Advisory Board of the University of San Diego Burnham-Moores Center for Real Estate. Ms. Cambon previously served on the board of directors of Neighborhood National Bancorp, Amstar Advisers and BioMed Realty Trust, Inc. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.
The board of directors has concluded that Ms. Cambon is qualified to serve as an independent director and as the chair of the conflicts committee for reasons including her expertise in real estate investment and management. Ms. Cambon’s over 30 years of experience investing in, managing and disposing of real estate on behalf of investors give her a wealth of knowledge and experiences from which to draw in advising our company. As former Managing Member of her own real estate asset management company, Ms. Cambon is acutely aware of the operational challenges facing companies such as ours. Further, her service as a director and chair of the conflicts committee of KBS REIT I and KBS REIT III, both public REITs, and as a former director of Neighborhood National Bancorp, Amstar Advisers and BioMed Realty Trust, Inc., gives her additional perspective and insight into large public companies such as ours.
Jeffrey A. Dritley is one of our independent directors, a position he has held since October 2017. He is also an independent director of KBS REIT III, a position he has held since October 2017. Mr. Dritley is Founder and Managing Partner of Kearny Real Estate Company. Kearny, headquartered in Los Angeles, is a partnership of experienced real estate professionals active in the acquisition, entitlement, repositioning, development, leasing, management and disposition of large, complex commercial projects in Southern California. Since 1993, Kearny has been involved in approximately $4.4 billion of projects including the acquisition and work-out of approximately $2.3 billion of distressed real estate debt.
From 1993 to 2001, Mr. Dritley served as a Managing Director of Morgan Stanley, where he was responsible for the Morgan Stanley Real Estate Fund’s (“MSREF”) West Coast operations and was a member of the global investment committee. During his tenure, MSREF was involved in over $3 billion of transactions, including significant acquisitions, refinancings and work-outs. From 1986 to 1993, Mr. Dritley was employed by The Koll Company, a major real estate development company in the western United States. From 1979 to 1984, Mr. Dritley was employed by Peat, Marwick, Mitchell in Kansas City and New York City.
Mr. Dritley has 30 years of experience in the real estate industry. His experience has ranged from the acquisition, entitlement, development and redevelopment of over 14 million square feet of properties in Southern California, to creating and managing an organization with over 100 employees in the United States, Europe and Asia focused on buying and restructuring non-performing loans.

From 2009 to 2016 Mr. Dritley served as a director, chairman of the compensation committee and member of the investment committee of Bixby Land Company, a private REIT with assets exceeding $1 billion, and from 2008 to 2016, he served as a Senior Advisor to Trigate Property Partners, a real estate private equity firm that manages a partnership with CalSTRS. He also has been active in several professional organizations, including the Los Angeles County Economic Development Corporation, for which he served on the Executive Committee, the Urban Land Institute and the Los Angeles Chapter of NAIOP, of which he is a past president. His community involvement included serving on the board of the Neighborhood Youth Association in Venice, California and volunteering his time for youth sports and Boy Scouts. Mr. Dritley is a Certified Public Accountant and holds a Bachelor’s Degree in Business Administration from the University of Missouri and an MBA from Harvard Business School.
The board of directors has concluded that Mr. Dritley is qualified to serve as an independent director for reasons including his expertise in real estate acquisition, restructuring and disposition. His over 30 years of experience in the real estate industry gives him significant experience that will be of great benefit to our company and make him well-positioned to advise the board of directors with respect to potential investment, restructuring and disposition opportunities. As Founder and Managing Partner of Kearny Real Estate Company, Mr. Dritley has encountered the myriad of practical, operational and other challenges that face large real estate companies like ours. Further, in the course of serving on the board of directors of Bixby Land Company and as a Senior Advisor to Trigate Property Partners, Mr. Dritley has developed strong leadership and consensus building skills that are a valuable asset to the board of directors. In addition, as a Certified Public Accountant, he possesses valuable expertise in evaluating the financial and operational results of companies such as ours.
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
Corporate Governance
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist the board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our independent registered public accounting firm’s qualifications, performance and independence, and (iv) the performance of our internal audit function. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter. The audit committee updated and revised the audit committee charter in August 2016. The audit committee charter is available on our website at www.kbsreitii.com.

The members of the audit committee are Barbara R. Cambon, Jeffrey A. Dritley and Stuart A. Gabriel, Ph.D. The members of the audit committee appointed Mr. Gabriel as interim audit committee chair, and he will continue to serve in that role until the audit committee appoints a new audit committee chair. The board of directors has determined that all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All of the members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that all of the members of the audit committee satisfy the SEC’s requirements for an “audit committee financial expert.”
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at www.kbsreitii.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2017.

Name	Fees Earned or Paid in Cash in 2017(1)	All Other Compensation	Total
Hank Adler (2)	$39,832	$—	$39,832
Barbara R. Cambon	138,675	—	138,675
Jeffrey A. Dritley	25,869	—	25,869
Stuart A. Gabriel, Ph.D.	124,675	—	124,675
Peter McMillan III (3)	—	—	—
Charles J. Schreiber, Jr. (3)	—	—	—
_____________________
(1) Fees Earned or Paid in Cash in 2017 include meeting fees earned in 2016 but paid or reimbursed in the first quarter of 2017 as follows: Professor Adler $11,333, Ms. Cambon $14,333, and Professor Gabriel $11,333.
(2) Mr. Adler resigned as a member of our board of directors effective March 27, 2017.
(3) Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation
Through October 30, 2017, we compensated each of our independent directors with an annual retainer of $40,000. In addition, we paid our independent directors for attending board of directors, audit committee, conflicts committee and Special Committee meetings, as follows:

•	$2,500 for each board of directors meeting attended;

•	$2,500 for each audit or conflicts committee meeting attended (except that the committee chairman was paid $3,000 for each audit or conflicts committee meeting attended);

•	$2,000 for each Special Committee meeting attended (except that the committee chairman was paid $3,000 for each Special Committee meeting attended);

•	$2,000 for each teleconference board of directors meeting attended;

•
$2,000 for each teleconference audit or conflicts committee meeting attended (except that the committee chairman was paid $3,000 for each teleconference audit or conflicts committee meeting attended); and

•	$2,000 for each teleconference Special Committee meeting attended (except that the committee chairman was paid $3,000 for each Special Committee teleconference meeting attended).
All directors received reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings and committee meetings.
On October 31, 2017, the conflicts committee approved a revised compensation structure for our independent directors. Commencing on October 31, 2017, we compensate each of our independent directors with an annual retainer of $135,000. In addition, we pay our independent directors for attending board of directors, audit committee, conflicts committee and Special Committee meetings as follows:

•
each member of the audit committee and conflicts committee is paid $10,000 annually for service on such committees (except that the chair of each of the audit committee and conflicts committee is paid $20,000 annually for service as the chair of such committees);

•
after the tenth board of directors meeting of each calendar year, each independent director is paid (i) $2,500 in cash for each in-person board of directors meeting attended for the remainder of the calendar year and (ii) $2,000 in cash for each teleconference board of directors meeting attended for the remainder of the calendar year;

•
after the tenth audit committee meeting of each calendar year, each member of the audit committee is paid (i) $2,500 in cash for each in-person audit committee meeting attended for the remainder of the calendar year and (ii) $2,000 in cash for each teleconference audit committee meeting attended for the remainder of the calendar year (except that the audit committee chair is paid $3,000 for each in-person and teleconference audit committee meeting attended after the tenth audit committee meeting of each calendar year, for the remainder of each calendar year);

•
after the tenth conflicts committee meeting of each calendar year, each member of the conflicts committee is paid (i) $2,500 in cash for each in-person conflicts committee meeting attended for the remainder of the calendar year and (ii) $2,000 in cash for each teleconference conflicts committee meeting attended for the remainder of the calendar year (except that the conflicts committee chair is paid $3,000 for each in-person and teleconference conflicts committee meeting attended after the tenth conflicts committee meeting of each calendar year, for the remainder of each calendar year); and

•
each member of the Special Committee is paid $2,000 in cash for each in-person and teleconference Special Committee meeting attended (except that the Special Committee chair is paid $3,000 for each in-person and teleconference Special Committee meeting attended).

 All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 1, 2018, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of all Outstanding Shares
KBS Capital Advisors LLC	20,000 (3)	*
Peter M. Bren, President	20,000 (3)	*
Keith D. Hall, Executive Vice President	20,000 (3)	*
Peter McMillan III, Executive Vice President, Treasurer, Secretary and Director	20,000 (3)	*
Charles J. Schreiber, Jr., Chairman of the Board, Chief Executive Officer and Director	20,000 (3)	*
Jeffrey K. Waldvogel, Chief Financial Officer	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Barbara R. Cambon, Independent Director	—	—
Jeffrey A. Dritley, Independent Director	—	—
Stuart A. Gabriel, Ph.D., Independent Director	2,680	—
All executive officers and directors as a group	22,680 (3)	*
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
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the directors, and all of the members of the audit committee, the conflicts committee and the Special Committee, are “independent” as defined by the New York Stock Exchange. The board of directors has affirmatively determined that Barbara R. Cambon, Jeffrey A. Dritley and Stuart A. Gabriel, Ph.D. each satisfies the New York Stock Exchange independence standards.
In determining that Professor Gabriel is independent under the New York Stock Exchange independence standards, the board of directors considered that (i) Peter M. Bren, one of our executive officers, is a member of the UCLA Anderson School of Management Board of Advisors and is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, (ii) that Professor Gabriel is a Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management and (iii) that in March 2012, Mr. Bren pledged a gift of $1.25 million to the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. The contribution by Mr. Bren was made over five years in the amount of $250,000 per year. In addition, the board of directors considered that in 2017 Mr. Bren made an additional contribution to the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management in the amount of $250,000. Because these contributions were made to a tax exempt entity and the contributions did not exceed $250,000 in any year, the board of directors determined that these contributions were not material and Professor Gabriel met the New York Stock Exchange independence standards.
Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Portfolio Management, Disposition and Distribution Policies. On January 27, 2016, our board of directors formed the Special Committee composed of all of our independent directors to explore the availability of strategic alternatives involving us. As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore to act as our financial advisor and to assist us and the Special Committee with this process. Under the terms of the engagement, Evercore provided various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Although the Special Committee engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all.
The Special Committee determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale while it continues to explore strategic alternatives for us. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell additional assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. The board of directors anticipates reaching a decision regarding strategic alternatives during 2018. Although we are exploring strategic alternatives and are marketing some of our assets for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by March 31, 2018, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. On March 7, 2018, the conflicts committee unanimously determined to postpone approval of our liquidation while the Special Committee continues to explore strategic alternatives for us. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually.
Our focus in 2018 is to: continue to strategically sell assets and consider special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital projects, such as renovations or amenity enhancements, to attract quality buyers; and finalize the strategic alternatives assessment and decide on a course of action.
We originally intended to hold our core properties for four to seven years. However, economic and market conditions have influenced and may continue to influence us to hold our investments for different periods of time and, as discussed above, the Special Committee is currently exploring the availability of strategic alternatives for us. We intend to hold our real estate-related investment until maturity in August 2018.
KBS Capital Advisors periodically performs a hold-sell analysis on each asset in our portfolio in order to determine a reasonable time to sell the asset and generate a strong return for our stockholders. Periodic reviews of each asset focus on the remaining available value enhancement opportunities for the asset, the demand for the asset in the marketplace, market conditions and our overall portfolio objectives to determine if the sale of the asset, whether via an individual sale or as part of a portfolio sale or merger, would generate a favorable return to our stockholders. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
During the year ended December 31, 2017, we sold two office properties. Since inception, we have sold 20 properties and we have sold or received principal repayments on seven real estate loans receivable.
As discussed above, we may continue to make additional strategic asset sales as opportunities become available in the market and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2018.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under our mortgage loan investment). Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted, and may further adjust, our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments.

Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including: the future operating performance of our investments in the existing real estate and the financial environment; the success and economic viability of our tenants; the ability of our borrower to continue to make its debt service payments and/or to repay the loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to successfully dispose of additional assets; and the sources and amounts of cash we have available for distributions.
Distributions declared per common share were $0.274 in the aggregate for the year ended December 31, 2017. Distributions declared per common share assumes each share was issued and outstanding at each record date for distributions. Distributions per common share were based on a monthly record date for each month during the period commencing January 2017 through December 2017.
Acquisition and Investment Policies. We do not expect to make new acquisitions of real estate or real estate-related investments in the future. We invested in and manage a diverse portfolio of real estate and real estate-related investments. As of January 31, 2018, we owned nine real estate properties (consisting of eight office properties and an office campus consisting of eight office buildings) and one real estate loan receivable. See “ —Portfolio Management, Disposition and Distribution Policies” above.
Borrowing Policies. In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of January 31, 2018, our borrowings and other liabilities were approximately 34% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2017 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2017, total operating expenses represented approximately 1.1% of our average invested assets and approximately 26.0% of net income.
Policy Regarding Transactions with Related Persons. Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our advisor’s Chief Audit Executive, via the Ethics Hotline or directly to the audit committee chair, as appropriate. Until the audit committee appoints a new chair, any potential or actual conflicts that would otherwise have been reported to the audit committee chair will be reported to Professor Gabriel, the interim chair of the audit committee.
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2017 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.

We have entered into agreements with certain affiliates pursuant to which they provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own KBS Capital Advisors and KBS Capital Markets Group, the entity that acted as our dealer manager. They are also some of our executive officers. Each of Messrs. Bren, Hall, McMillan and Schreiber actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.
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
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring May 21, 2018, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2017 through the most recent date practicable, which was January 31, 2018, we compensated our advisor as set forth below.
With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we pay our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. Asset management fees from January 1, 2017 through January 31, 2018 totaled approximately $12.6 million, all of which had been paid as of January 31, 2018.

Under the advisory agreement, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. We reimburse our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2017 through January 31, 2018, we reimbursed our advisor for $257,000 of operating expenses, including $232,000 of employee costs. We also reimburse our advisor for certain of our direct costs incurred from third parties that were initially paid by our advisor on our behalf.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may aggregate disposition fees paid to our advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. From January 1, 2017 through January 31, 2018, we incurred $0.9 million of disposition fees, all of which had been paid as of January 31, 2018.
From January 1, 2017 through January 31, 2018, our advisor paid us a $0.1 million property insurance rebate.
The conflicts committee considers our relationship with our advisor during 2017 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We have entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2017 through January 31, 2018, we incurred and paid $92,000 of costs and expenses related to the AIP Reimbursement Agreement.
The conflicts committee believes that this arrangement with KBS Capital Markets Group is fair.
Our Relationship with other KBS-Affiliated Entities. On January 6, 2014, we, together with KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. Our advisor’s and our dealer manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2017, we renewed our participation in the program, and the program is effective through June 30, 2018. As KBS REIT I was implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
The conflicts committee believes this arrangement is fair.
During the year ended December 31, 2017 and from January 1, 2018 through January 31, 2018, no other transactions occurred between us and KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, our advisor, our dealer manager or other KBS-affiliated entities.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 7, 2018	The Conflicts Committee of the Board of Directors: Barbara R. Cambon (chair), Jeffrey A. Dritley and Stuart A. Gabriel, Ph.D.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2017, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent registered public accounting firm, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent registered public accounting firm, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
For the years ended December 31, 2017 and 2016, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2017 and 2016, are set forth in the table below.

	2017	2016
Audit fees	$519,500	$480,000
Audit-related fees	—	—
Tax fees	102,120	105,865
All other fees	570	285
Total	$622,190	$586,150
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-32 through F-33 of this report:
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 21, 2017, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 25, 2017

10.2
Letter Agreement, related to the Union Bank Plaza Mortgage Loan, by and among the Company, Wells Fargo Bank, National Association and People’s United Bank, National Association, dated as of December 21, 2017

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eighth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 19, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Real Estate Investment Trust II, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust II, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Irvine, California
March 8, 2018

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Real estate:
Land	$180,692	$180,692
Buildings and improvements	969,732	959,222
Tenant origination and absorption costs	57,021	64,117
Total real estate held for investment, cost	1,207,445	1,204,031
Less accumulated depreciation and amortization	(176,576)	(140,346)
Total real estate held for investment, net	1,030,869	1,063,685
Real estate held for sale, net	—	62,051
Total real estate, net	1,030,869	1,125,736
Real estate loan receivable, net	13,923	14,079
Total real estate and real estate-related investments, net	1,044,792	1,139,815
Cash and cash equivalents	81,017	48,009
Restricted cash	5,626	—
Rents and other receivables, net	61,443	58,602
Above-market leases, net	2,118	4,466
Assets related to real estate held for sale	—	4,429
Prepaid expenses and other assets	30,114	31,459
Total assets	$1,225,110	$1,286,780
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$502,299	$505,347
Notes payable related to real estate held for sale, net	—	18,424
Total notes payable, net	502,299	523,771
Accounts payable and accrued liabilities	13,166	18,422
Due to affiliate	84	41
Distributions payable	4,376	4,493
Below-market leases, net	1,304	2,876
Liabilities related to real estate held for sale	—	17
Other liabilities	9,299	10,253
Total liabilities	530,528	559,873
Commitments and contingencies (Note 12)
Redeemable common stock	10,000	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 187,666,302 and 188,719,952 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1,877	1,887
Additional paid-in capital	1,673,767	1,679,524
Cumulative distributions in excess of net income	(991,062)	(964,504)
Total stockholders’ equity	684,582	716,907
Total liabilities and stockholders’ equity	$1,225,110	$1,286,780
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$127,521	$133,408	$138,745
Tenant reimbursements	13,641	14,108	14,749
Interest income from real estate loans receivable	1,060	1,075	4,552
Other operating income	7,237	6,865	7,249
Total revenues	149,459	155,456	165,295
Expenses:
Operating, maintenance, and management	34,719	34,603	36,069
Real estate taxes and insurance	19,816	20,128	20,528
Asset management fees to affiliate	11,617	11,811	12,082
General and administrative expenses	4,541	6,370	4,485
Depreciation and amortization	54,047	58,768	56,271
Interest expense	17,466	16,651	22,115
Impairment charge on real estate	—	—	23,082
Total expenses	142,206	148,331	174,632
Other income:
Other interest income	375	529	293
Gain on sales of real estate	17,486	9,093	27,421
Total other income	17,861	9,622	27,714
Net income	$25,114	$16,747	$18,377
Net income per common share	$0.13	$0.09	$0.10
Weighted-average number of common shares outstanding, basic and diluted	188,235,450	189,111,086	190,227,577
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$25,114	$16,747	$18,377
Other comprehensive income:
Reclassification of realized losses recognized on interest rate swaps (effective portion)	—	60	1,577
Total other comprehensive income	—	60	1,577
Total comprehensive income	$25,114	$16,807	$19,954
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	190,561,603	$1,905	$1,690,010	$(890,751)	$(1,637)	$799,527
Net income	—	—	—	18,377	—	18,377
Other comprehensive income	—	—	—	—	1,577	1,577
Redemptions of common stock	(1,005,418)	(10)	(5,804)	—	—	(5,814)
Distributions declared	—	—	—	(55,737)	—	(55,737)
Balance, December 31, 2015	189,556,185	$1,895	$1,684,206	$(928,111)	$(60)	$757,930
Net income	—	—	—	16,747	—	16,747
Other comprehensive income	—	—	—	—	60	60
Redemptions of common stock	(836,233)	(8)	(4,682)	—	—	(4,690)
Distributions declared	—	—	—	(53,140)	—	(53,140)
Balance, December 31, 2016	188,719,952	$1,887	$1,679,524	$(964,504)	$—	$716,907
Net income	—	—	—	25,114	—	25,114
Redemptions of common stock	(1,053,650)	(10)	(5,757)	—	—	(5,767)
Distributions declared	—	—	—	(51,672)	—	(51,672)
Balance, December 31, 2017	187,666,302	$1,877	$1,673,767	$(991,062)	$—	$684,582
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$25,114	$16,747	$18,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,047	58,768	56,271
Impairment charge on real estate	—	—	23,082
Noncash interest income on real estate-related investments	4	3	23
Deferred rent	(864)	(6,528)	(6,692)
Bad debt expense	515	258	156
Amortization of above- and below-market leases, net	762	453	(680)
Amortization of deferred financing costs	1,106	1,748	1,975
Unrealized gain on derivative instruments	(101)	(478)	(2,410)
Gain on sale of real estate, net	(17,486)	(9,093)	(27,421)
Changes in operating assets and liabilities:
Rents and other receivables	(2,610)	(2,441)	(2,843)
Prepaid expenses and other assets	(2,635)	(5,837)	(14,424)
Accounts payable and accrued liabilities	(4,203)	(154)	(1,403)
Due to affiliate	43	(8)	11
Other liabilities	(847)	954	(1,833)
Net cash provided by operating activities	52,845	54,392	42,189
Cash Flows from Investing Activities:
Proceeds from sale of real estate	83,410	41,210	121,923
Improvements to real estate	(17,639)	(38,398)	(23,502)
Principal repayments on real estate loans receivable	152	128	435
Proceeds from payoff or sale of real estate loans receivable	—	—	58,272
Net cash provided by investing activities	65,923	2,940	157,128
Cash Flows from Financing Activities:
Proceeds from notes payable	—	17,000	—
Principal payments on notes payable	(21,663)	(40,175)	(243,140)
Payments of deferred financing costs	(915)	(879)	(176)
Payments to redeem common stock	(5,767)	(4,690)	(5,814)
Distributions paid to common stockholders	(51,789)	(53,372)	(57,468)
Net cash used in financing activities	(80,134)	(82,116)	(306,598)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,634	(24,784)	(107,281)
Cash, cash equivalents and restricted cash, beginning of period	48,009	72,793	180,074
Cash, cash equivalents and restricted cash, end of period	$86,643	$48,009	$72,793
Supplemental Disclosure of Cash Flow Information:
Interest paid	$16,314	$15,411	$23,076
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in accrued improvements to real estate	$—	$—	$6,938
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of December 31, 2017, the Company owned nine real estate properties (consisting of eight office properties and an office campus consisting of eight office buildings). In addition, as of December 31, 2017, the Company owned one real estate loan receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2017, the Company had redeemed 25,938,835 shares sold in the Offering for $245.8 million.

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the year ended December 31, 2017, the Company sold two office properties. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
Real Estate Loan Receivable
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
December 31, 2017

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
Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows could result in incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of the Company’s real estate and related intangible assets and liabilities and an overstatement of the Company’s net income.
Real Estate Held for Sale
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
December 31, 2017

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
As of December 31, 2017, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loan receivable during the years ended December 31, 2017, 2016 and 2015. However, in the future, the Company may experience losses from its loan receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.
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
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loan held for investment. Actual losses, if any, could differ significantly from estimated amounts.
Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2017. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for capital improvements and replacements.
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
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a component of interest expense in the accompanying consolidated statements of operations.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
December 31, 2017

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
Redeemable Common Stock
The Company has a share redemption program pursuant to which stockholders may sell their shares to the Company only in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:

•
During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to its stockholders. The dollar limitation for calendar year 2017 was $10.0 million. On December 6, 2017, the Company’s board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2018 of $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.

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
On December 14, 2016, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $5.49 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2016. The change in the redemption price became effective for the December 2016 redemption date, which was December 30, 2016, and was effective through the November 2017 redemption date.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

On December 8, 2017, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $4.89 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2017. The change in the redemption price became effective for the December 2017 redemption date, which was December 29, 2017, and will be effective until the estimated value per share is updated.
The Company’s board of directors may amend, suspend or terminate the share redemption program upon 30 days’ notice to its stockholders, provided that the Company may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to stockholders. The Company may provide this notice by including such information in a (a) Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) separate mailing to its stockholders.
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
For the year ended December 31, 2017, the Company redeemed 1,053,650 shares sold in the Offering for $5.8 million, which represented all redemption requests received in good order and eligible for redemption as Special Redemptions under the share redemption program through the December 2017 redemption date.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform (“AIP Platform”) with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, accounting software and cybersecurity costs. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on the Company’s behalf.
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2017, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2017. As of December 31, 2017, returns for the calendar years 2012 through 2016 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2017, 2016 and 2015, respectively.
Distributions declared per common share were $0.274, $0.281 and $0.293 in the aggregate for the years ended December 31, 2017, 2016 and 2015, respectively. Distributions per common share were based on a monthly record date for each month during the period commencing January 2015 through December 2017. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions during this period.
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
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In addition, the standard provided guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers upon transfer of control. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which deferred the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company elected to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption, January 1, 2018. Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that are not completed as of January 1, 2018. A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that are not completed as of January 1, 2018.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The primary source of revenue for the Company is generated through leasing arrangements, which are excluded from this standard. Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that may be impacted by the new standard includes sales of real estate, other operating income and tenant reimbursements for substantial services earned at its properties.
The Company evaluated all of its real estate sales contracts through December 31, 2017 and determined they qualified as sales to noncustomers. The gains on sales of real estate for the 20 properties sold through December 31, 2017 were recognized on the full accrual method based on the existing accounting standards and were determined to be completed contracts as of January 1, 2018, therefore the adoption of the ASU No. 2014-09 did not have an impact on the Company’s real estate sale contracts.
For the year ended December 31, 2017, other operating income including parking revenues and tenant reimbursements for substantial services and other ancillary income in the scope of ASC 606 were approximately 6% of consolidated revenue. Under current accounting standards, the Company typically recognizes other operating income when the amounts are fixed or determinable, collectability is reasonably assured, and services have been rendered. Under the new revenue recognition ASU, the recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. These services are normally provided at a point in time or over a specified period of time with respect to monthly parking revenue; therefore, revenue recognition under the new revenue recognition ASU is expected to be substantially similar to the recognition pattern under existing accounting standards.
Based on the Company’s evaluation of its contracts within the scope of ASU No. 2014-19, the adoption of the new revenue recognition standard is not expected to have a material impact on the Company’s financial statements on January 1, 2018.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires lessors to identify lease and non-lease components under their leasing arrangements and allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. Non-lease components will be subject to the new revenue recognition standard upon the Company’s adoption of the new leasing standard on January 1, 2019. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In January 2018, the FASB issued a proposed amendment to the leases ASU, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also proposed a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements and if adopted by the FASB, applying the transition option and electing the practical expedient of the proposed amendment.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

3.	REAL ESTATE
As of December 31, 2017, the Company’s portfolio of real estate was composed of eight office properties and an office campus consisting of eight office buildings, encompassing in the aggregate approximately 4.7 million rentable square feet. As of December 31, 2017, the Company’s real estate portfolio was 85% occupied. The following table summarizes the Company’s real estate portfolio as of December 31, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$146,140	$(11,038)	$135,102
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	162,359	(16,430)	145,929
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	104,159	(18,974)	85,185
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	80,371	(9,901)	70,470
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	186,119	(22,159)	163,960
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	31,060	(6,829)	24,231
Granite Tower	12/16/2010	Denver	CO	Office	154,963	(43,202)	111,761
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	(17,782)	101,602
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	222,890	(30,261)	192,629
					$1,207,445	$(176,576)	$1,030,869
As of December 31, 2017, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Corporate Technology Centre	San Jose, CA	610,083	$192,629	15.7%	$18,635	$30.54	100%
Union Bank Plaza	Los Angeles, CA	627,334	163,960	13.4%	19,548	38.00	82%
300-600 Campus Drive Buildings	Florham Park, NJ	578,424	145,929	11.9%	17,923	33.63	92%
100 & 200 Campus Drive Buildings	Florham Park, NJ	589,625	135,102	11.0%	11,408	30.00	64%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2017, the leases had remaining terms, excluding options to extend, of up to 13.8 years with a weighted-average remaining term of 5.0 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.6 million and $2.5 million as of December 31, 2017 and 2016, respectively.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

During the years ended December 31, 2017, 2016 and 2015, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.9 million, $6.5 million and $6.7 million, respectively. As of December 31, 2017 and 2016, the cumulative deferred rent balance was $59.1 million and $57.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $9.5 million and $10.5 million of unamortized lease incentives as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2018	$118,557
2019	105,797
2020	99,917
2021	88,690
2022	66,670
Thereafter	217,513
$697,144
As of December 31, 2017, the Company had approximately 190 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	32	$26,281	21.5%
Computer System Design & Programming	5	15,638	12.8%
Legal Services	33	15,159	12.4%
Mining, Oil & Gas Extraction	4	14,004	11.5%
		$71,082	58.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of December 31, 2017. During the years ended December 31, 2017, 2016 and 2015, the Company recorded bad debt expense of $0.5 million, $0.3 million and $0.2 million, respectively. As of December 31, 2017, the Company had a bad debt expense reserve of approximately $0.4 million, which represented less than 1% of its annualized base rent.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

As of December 31, 2017, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration(2)(3)
Union Bank	Union Bank Plaza	Finance	342,712	8.6%	$13,020	10.7%	$37.99	01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2017 and does not take into account any tenant renewal or termination options. On December 31, 2017, the Company entered into a lease amendment with Union Bank pursuant to which Union Bank will surrender 15,829 rentable square feet and 31,320 rentable square feet of its total rentable square footage by March 31, 2018 and June 30, 2018, respectively, and will surrender 321 parking area passes by March 31, 2018. As a result, the Company expects to receive a total of $11.4 million in termination fees from Union Bank payable in 2018.
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
Geographic Concentration Risk
As of December 31, 2017, the Company’s net investments in real estate in California and New Jersey represented 29.1% and 22.9% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
The Company did not recognize any impairment charges during the years ended December 31, 2017 and 2016.
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
December 31, 2017

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2017 and 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2017	2016	2017	2016	2017	2016
Cost	$57,021	$64,117	$13,650	$13,740	$(10,060)	$(11,249)
Accumulated amortization	(35,865)	(33,577)	(11,532)	(9,274)	8,756	8,373
Net amount	$21,156	$30,540	$2,118	$4,466	$(1,304)	$(2,876)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Amortization	$(9,412)	$(12,499)	$(13,808)	$(2,348)	$(3,129)	$(2,722)	$1,586	$2,676	$3,402
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2017 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2018	$(6,314)	$(1,893)	$939
2019	(3,888)	(74)	167
2020	(3,694)	(74)	99
2021	(3,690)	(74)	95
2022	(2,191)	(3)	4
Thereafter	(1,379)	—	—
	$(21,156)	$(2,118)	$1,304
Weighted-Average Remaining Amortization Period	4.5 years	1.2 years	1.8 years

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2017 and 2016, the Company, through an indirect wholly owned subsidiary, had originated the following real estate loan receivable (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2017 (1)	Book Value as of December 31, 2017 (2)	Book Value as of December 31, 2016 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sheraton Charlotte Airport Hotel First Mortgage Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$13,921	$13,923	$14,079	7.5%	7.6%	08/01/2018
_____________________
(1) Outstanding principal balance as of December 31, 2017 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2017, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2017. The contractual interest rate and annualized effective interest rate presented are as of December 31, 2017.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2017 (in thousands):

Real estate loan receivable - December 31, 2016	$14,079
Principal repayments received on the real estate loan receivable	(152)
Amortization of closing costs and origination fees on the real estate loan receivable	(4)
Real estate loan receivable - December 31, 2017	$13,923
For the years ended December 31, 2017, 2016 and 2015, interest income from real estate loans receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Contractual interest income	$1,064	$1,078	$3,701
Prepayment fee received on real estate loan receivable	—	—	874
Amortization of closing costs and origination fees	(4)	(3)	(23)
Interest income from real estate loan receivable	$1,060	$1,075	$4,552
As of December 31, 2017 and 2016, the borrower under the Company’s real estate loan receivable was current on its debt obligations.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
During the year ended December 31, 2017, the Company disposed of two office properties. During the year ended December 31, 2016, the Company disposed of one office/flex property. During the year ended December 31, 2015, the Company disposed of one office property. The results of operations for the properties sold during the years ended December 31, 2017, 2016 and 2015 are included in continuing operations on the Company’s consolidated statements of operations. As of December 31, 2017, the Company did not have any real estate properties held for sale. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the years ended December 31, 2017, 2016 and 2015, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues
Rental income	$4,249	$8,971	$13,145
Tenant reimbursements	919	1,611	2,059
Other operating income	18	15	125
Total revenues	5,186	10,597	15,329
Expenses
Operating, maintenance, and management	1,543	2,261	3,093
Real estate taxes and insurance	888	1,592	2,111
Asset management fees to affiliate	452	806	1,061
General and administrative expenses	30	105	35
Depreciation and amortization	884	3,962	4,458
Interest expense	630	1,413	3,581
Total expenses	$4,427	$10,139	$14,339
The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2016 (in thousands). No real estate properties were held for sale as of December 31, 2017:

	December 31, 2017	December 31, 2016
Assets related to real estate held for sale
Total real estate, at cost	$—	$71,816
Accumulated depreciation and amortization	—	(9,765)
Real estate held for sale, net	—	62,051
Other assets	—	4,429
Total assets related to real estate held for sale	$—	$66,480
Liabilities related to real estate held for sale
Total notes payable, net	—	18,424
Other liabilities	—	17
Total liabilities related to real estate held for sale	$—	$18,441

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

7.	NOTES PAYABLE
As of December 31, 2017 and 2016, the Company’s notes payable, including notes payable related to real estate sold, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of December 31, 2017 (1)	Effective Interest Rate as of December 31, 2017 (1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$52,638	$52,638	One-month LIBOR + 1.80%	3.2%	Interest Only	06/21/2018
Union Bank Plaza Mortgage Loan (4)	105,000	105,000	One-month LIBOR + 1.65%	3.0%	Interest Only	04/12/2018
Portfolio Mortgage Loan #1 (5)	59,651	78,033	One-month LIBOR + 2.15%	3.5%	Interest Only	04/20/2018
Portfolio Mortgage Loan #3 (6)	54,000	54,000	One-month LIBOR + 1.75% - 1.85%	3.1%	Interest Only	03/01/2018
Corporate Technology Centre Mortgage Loan (7)	138,219	140,000	3.50%	3.5%	(7)	04/01/2020
300-600 Campus Drive Revolving Loan (8)	93,125	94,625	One-month LIBOR + 2.05%	3.4%	(8)	02/01/2018
Total notes payable principal outstanding	$502,633	$524,296
Deferred financing costs, net	(334)	(525)
Total notes payable, net	$502,299	$523,771
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2017. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2017, using interest rate indices as of December 31, 2017, where applicable. For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) As of December 31, 2017, the Amended and Restated Portfolio Revolving Loan Facility was secured by Pierre Laclede Center.
(4) On December 21, 2017, the Company extended the maturity date of the Union Bank Plaza Mortgage Loan to April 12, 2018. As of December 31, 2017, $105.0 million of the Union Bank Plaza Mortgage Loan had been disbursed to the Company with the remaining loan balance of $14.3 million available for future disbursements, subject to certain conditions set forth in the loan agreement.
(5) On November 21, 2017, in connection with the disposition of Horizon Tech Center, the Company repaid $18.0 million of principal due under this loan and Horizon Tech Center was released as security from the Portfolio Mortgage Loan #1. As of December 31, 2017, Portfolio Mortgage Loan #1 was secured by Granite Tower.
(6) As of December 31, 2017, the principal balance under Portfolio Mortgage Loan #3 consisted of the $32.4 million non-revolving portion and $21.6 million revolving portion. As of December 31, 2017, Portfolio Mortgage Loan #3 was secured by the 100 & 200 Campus Drive Buildings and Willow Oaks Corporate Center. On February 23, 2018, the Company extended the maturity date of Portfolio Mortgage Loan #3 to May 30, 2018.
(7) Monthly payments were initially interest-only. On May 1, 2017, monthly payments for the Corporate Technology Centre Mortgage Loan began to include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(8) As of December 31, 2017, the principal balance of the 300-600 Campus Drive Revolving Loan consisted of the $93.1 million non-revolving portion. The revolving portion of $25.0 million remained available for future disbursements, subject to certain terms and conditions contained in the loan documents. On the first day of each calendar quarter, commencing on October 1, 2016, and each succeeding January 1, April 1, July 1 and October 1 thereafter, the Company repays principal outstanding under the 300-600 Campus Drive Revolving Loan in equal installments of $375,000. On January 16, 2018, the Company extended the maturity date of the 300-600 Campus Drive Revolving Loan to August 1, 2018.
During the years ended December 31, 2017, 2016 and 2015, the Company incurred $17.5 million, $16.7 million and $22.1 million of interest expense, respectively. As of December 31, 2017 and 2016, $1.4 million and $1.3 million, respectively, of interest expense were payable. Included in interest expense for the years ended December 31, 2017, 2016 and 2015 were $1.1 million, $1.8 million and $2.0 million of amortization of deferred financing costs, respectively. During the year ended December 31, 2017, the Company recorded a reduction to interest expense of $10,000 as a result of the Company’s interest rate swap agreements. Interest expense incurred as a result of the Company’s interest rate swap agreements was $0.5 million and $3.3 million for the years ended December 31, 2016 and 2015, respectively.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2017 (in thousands):

2018	$367,164
2019	2,848
2020	132,621
$502,633
The Company plans to exercise its extension options available under its loan agreements, if applicable, or pay off or refinance the related notes payable prior to their maturity dates.
Certain of the Company’s notes payable contain financial debt covenants. As of December 31, 2017, the Company was in compliance with these debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2017 and 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2017		December 31, 2016			Fix Pay Rate	Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2017
Interest Rate Swaps (1)	—	$—	3	$106,638	(1)	(1)	(1)
_____________________
(1) As of June 1, 2017, all of the Company’s remaining interest rate swaps had expired. As of December 31, 2016, none of the Company’s interest rate swaps were designated as cash flow hedges.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2017 and 2016 (dollars in thousands):

		December 31, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Number of Instruments (1)	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	—	$—	2	$6
Interest Rate Swaps	Other liabilities, at fair value	—	$—	1	$(107)
_____________________
(1) As of June 1, 2017, all of the Company’s remaining interest rate swaps had expired.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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

	For the Years Ended December 31,
	2017	2016	2015
Derivatives designated as hedging instruments (1) (2)
Amount of loss recognized on interest rate swaps (effective portion)	$—	$60	$1,577
	—	60	1,577
Derivatives not designated as hedging instruments (2)
Realized loss recognized on interest rate swaps	91	791	3,980
Unrealized gain on interest rate swaps	(101)	(478)	(2,410)
Losses related to swap terminations	—	156	179
	(10)	469	1,749
Increase (decrease) in interest expense as a result of derivatives	$(10)	$529	$3,326
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
December 31, 2017

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of December 31, 2017 and 2016, which carrying amounts do not generally approximate the fair values (in thousands):

	December 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$13,921	$13,923	$13,960	$14,073	$14,079	$14,089
Financial liabilities:
Notes payable	$502,633	$502,299	$500,683	$524,296	$523,771	$522,296
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
December 31, 2017

10.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I was implementing its plan of of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
During the years ended December 31, 2017, 2016 and 2015, no other business transactions occurred between the Company and KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2017, 2016 and 2015, respectively, and any related amounts payable as of December 31, 2017 and 2016 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2017	2016	2015	2017	2016
Expensed
Asset management fees	$11,617	$11,811	$12,082	$—	$—
Reimbursement of operating expenses (1)	238	288	197	84	41
Disposition fees (2)	865	423	1,239	—	—
	$12,720	$12,522	$13,518	$84	$41
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $213,000, $204,000 and $157,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2017, 2016 and 2015. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

During the year ended December 31, 2017, the Advisor paid the Company a $0.1 million property insurance rebate.

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$38,351	$37,968	$36,144	$36,996
Net income	2,778	10,354	899	11,083
Net income per common share, basic and diluted	0.01	0.05	—	0.07
Distributions declared per common share	0.068	0.068	0.069	0.069

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$40,994	$39,189	$38,602	$36,671
Net income (loss)	2,920	11,936	2,445	(554)
Net income per common share, basic and diluted	0.02	0.06	0.01	—
Distributions declared per common share	0.070	0.070	0.070	0.071

12.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2017.
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
December 31, 2017

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 2, 2018, the Company paid distributions of $4.4 million, which related to distributions declared for December 2017 in the amount of $0.02331370 per share of common stock to stockholders of record as of the close of business on December 20, 2017. On February 1, 2018, the Company paid distributions of $3.9 million, which related to distributions declared for January 2018 in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on January 19, 2018. On March 1, 2018, the Company paid distributions of $3.5 million, which related to distributions declared for February 2018 in the amount of $0.01875616 per share of common stock to stockholders of record as of the close of business on February 20, 2018.
Distributions Authorized
On January 30, 2018, the Company’s board of directors authorized a March 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on March 20, 2018, which the Company expects to pay in April 2018, and on March 7, 2018, the Company’s board of directors authorized an April 2018 distribution in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on April 20, 2018, which the Company expects to pay in May 2018, and a May 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on May 18, 2018, which the Company expects to pay in June 2018.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2017
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
100 & 200 Campus Drive Buildings	Florham Park, NJ	100%	(4)	$10,700	$188,509	$199,209	$(53,069)	$9,461	$136,679	$146,140	$(11,038)	1988/1989	09/09/2008
300-600 Campus Drive Buildings	Florham Park, NJ	100%	93,125	9,717	185,445	195,162	(32,803)	9,121	153,238	162,359	(16,430)	1997/1999	10/10/2008
Willow Oaks Corporate Center	Fairfax, VA	100%	(4)	25,300	87,802	113,102	(8,943)	25,300	78,859	104,159	(18,974)	1986/1989/2003	08/26/2009
Pierre Laclede Center	Clayton, MO	100%	52,638	15,200	61,507	76,707	3,664	15,200	65,171	80,371	(9,901)	1964/1970	02/04/2010
Union Bank Plaza	Los Angeles, CA	100%	105,000	24,000	190,232	214,232	(28,113)	24,000	162,119	186,119	(22,159)	1967	09/15/2010
Emerald View at Vista Center	West Palm Beach, FL	100%	—	5,300	28,455	33,755	(2,695)	5,300	25,760	31,060	(6,829)	2007	12/09/2010
Granite Tower	Denver, CO	100%	59,651	8,850	141,438	150,288	4,675	8,850	146,113	154,963	(43,202)	1983	12/16/2010
Fountainhead Plaza	Tempe, AZ	100%	—	12,300	123,700	136,000	(16,616)	12,300	107,084	119,384	(17,782)	2011	09/13/2011
Corporate Technology Centre	San Jose, CA	100%	138,219	71,160	159,712	230,872	(7,982)	71,160	151,730	222,890	(30,261)	1999/2001	03/28/2013
		TOTAL		$182,527	$1,166,800	$1,349,327	$(141,882)	$180,692	$1,026,753	$1,207,445	$(176,576)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of impairments and write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $1.5 billion (unaudited) as of December 31, 2017.
(4) These properties are security for the Portfolio Mortgage Loan #3, which had an outstanding principal balance of $54.0 million as of December 31, 2017.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2017

(in thousands)

	2017	2016	2015
Real Estate
Balance at the beginning of the year	$1,275,847	$1,291,762	$1,507,291
Improvements	16,616	30,664	30,440
Write-off of fully depreciated and fully amortized assets	(13,095)	(9,862)	(15,670)
Impairments	—	—	(114,128)
Sales	(71,923)	(36,717)	(116,171)
Balance at the end of the year	$1,207,445	$1,275,847	$1,291,762

Accumulated depreciation and amortization
Balance at the beginning of the year	$150,111	$113,460	$190,624
Depreciation and amortization expense	50,079	54,831	53,429
Write-off of fully depreciated and fully amortized assets	(13,095)	(9,862)	(15,670)
Impairments	—	—	(92,341)
Sales	(10,519)	(8,318)	(22,582)
Balance at the end of the year	$176,576	$150,111	$113,460

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 8, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 8, 2018
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 8, 2018
Jeffrey K. Waldvogel
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 8, 2018
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 8, 2018
Stacie K. Yamane
/s/ BARBARA R. CAMBON	Director	March 8, 2018
Barbara R. Cambon
/s/ JEFFREY A. DRITLEY	Director	March 8, 2018
Jeffrey A. Dritley
/s/ STUART A. GABRIEL, PH.D.	Director	March 8, 2018
Stuart A. Gabriel, Ph.D.