Form 10-Q
period 2018-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2018-05-09
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 4, 2018, there were 187,353,200 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
March 31, 2018

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Real estate:
Land	$166,993	$166,993
Buildings and improvements	950,124	943,796
Tenant origination and absorption costs	53,327	53,901
Total real estate held for investment, cost	1,170,444	1,164,690
Less accumulated depreciation and amortization	(179,904)	(169,443)
Total real estate held for investment, net	990,540	995,247
Real estate held for sale, net	35,471	35,621
Total real estate, net	1,026,011	1,030,868
Real estate loan receivable, net	13,879	13,923
Total real estate and real estate-related investments, net	1,039,890	1,044,791
Cash and cash equivalents	83,624	81,017
Restricted cash	9,001	5,626
Rents and other receivables, net	59,896	61,195
Above-market leases, net	1,535	2,118
Assets related to real estate held for sale	471	469
Prepaid expenses and other assets	32,595	29,894
Total assets	$1,227,012	$1,225,110
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$463,575	$456,026
Notes payable related to real estate held for sale, net	46,273	46,273
Total notes payable, net	509,848	502,299
Accounts payable and accrued liabilities	14,550	13,166
Due to affiliate	104	84
Distributions payable	3,894	4,376
Below-market leases, net	742	984
Liabilities related to real estate held for sale	160	320
Other liabilities	16,697	9,299
Total liabilities	545,995	530,528
Commitments and contingencies (Note 10)
Redeemable common stock	8,723	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 187,405,210 and 187,666,302 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,874	1,877
Additional paid-in capital	1,673,770	1,673,767
Cumulative distributions in excess of net income	(1,003,350)	(991,062)
Total stockholders’ equity	672,294	684,582
Total liabilities and stockholders’ equity	$1,227,012	$1,225,110
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$30,238	$32,559
Tenant reimbursements	3,273	3,716
Interest income from real estate loans receivable	260	263
Other operating income	1,905	1,813
Total revenues	35,676	38,351
Expenses:
Operating, maintenance, and management	8,525	8,727
Real estate taxes and insurance	4,818	4,862
Asset management fees to affiliate	2,775	2,913
General and administrative expenses	1,812	1,200
Depreciation and amortization	13,861	13,835
Interest expense	4,974	4,047
Total expenses	36,765	35,584
Other income:
Other income	202	11
Loss from extinguishment of debt	(92)	—
Total other income	110	11
Net (loss) income	$(979)	$2,778
Net (loss) income per common share, basic and diluted	$(0.01)	$0.01
Weighted-average number of common shares outstanding, basic and diluted	187,580,675	188,654,682
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2017 and the Three Months Ended March 31, 2018 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2016	188,719,952	$1,887	$1,679,524	$(964,504)	$716,907
Net income	—	—	—	25,114	25,114
Redemptions of common stock	(1,053,650)	(10)	(5,757)	—	(5,767)
Distributions declared	—	—	—	(51,672)	(51,672)
Balance, December 31, 2017	187,666,302	$1,877	$1,673,767	$(991,062)	$684,582
Net loss	—	—	—	(979)	(979)
Redemptions of common stock	(261,092)	(3)	(1,274)	—	(1,277)
Transfers from redeemable common stock	—	—	1,277	—	1,277
Distributions declared	—	—	—	(11,309)	(11,309)
Balance, March 31, 2018	187,405,210	$1,874	$1,673,770	$(1,003,350)	$672,294
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(979)	$2,778
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,861	13,835
Noncash interest income on real estate-related investments	1	1
Deferred rent	873	(871)
Bad debt expense	71	160
Amortization of above- and below-market leases, net	181	163
Amortization of deferred financing costs	274	265
Unrealized gains on derivative instruments	—	(74)
Loss from extinguishment of debt	92	—
Changes in operating assets and liabilities:
Rents and other receivables	344	(771)
Prepaid expenses and other assets	(3,599)	(3,819)
Accounts payable and accrued liabilities	(1,209)	(714)
Due from affiliate	—	(129)
Due to affiliate	20	28
Other liabilities	7,398	1,552
Net cash provided by operating activities	17,328	12,404
Cash Flows from Investing Activities:
Improvements to real estate	(5,504)	(2,986)
Principal repayments on real estate loans receivable	43	41
Net cash used in investing activities	(5,461)	(2,945)
Cash Flows from Financing Activities:
Proceeds from note payable	375,000	—
Principal payments on notes payable	(365,092)	(757)
Payments of deferred financing costs	(2,725)	(311)
Payments to redeem common stock	(1,277)	(1,044)
Distributions paid to common stockholders	(11,791)	(12,866)
Net cash used in financing activities	(5,885)	(14,978)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,982	(5,519)
Cash and cash equivalents and restricted cash, beginning of period	86,643	48,009
Cash and cash equivalents and restricted cash, end of period	$92,625	$42,490
Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,616	$3,808
Supplemental Disclosure of Noncash Transactions:
Increase in accrued improvements to real estate	$2,487	$222
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of March 31, 2018, the Company owned eight office properties, an office campus consisting of eight office buildings (of which two office buildings were held for sale) and one real estate loan receivable.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of March 31, 2018, the Company had redeemed 26,199,927 shares sold in the Offering for $247.1 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, except for the Company’s adoption of the revenue recognition standards issued by the Financial Accounting Standards Board (“FASB”) effective on January 1, 2018. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
March 31, 2018
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2018 and 2017, respectively.
Distributions declared per common share were $0.060 and $0.068 in the aggregate for the three months ended March 31, 2018 and 2017, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2018 through March 2018 and January 2017 through March 2017.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the three months ended March 31, 2018, the Company classified two office buildings that are part of an eight-building office campus as held for sale. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Revenue Recognition
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that were not completed as of January 1, 2018.
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three months ended March 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 was $0.4 million and was included in tenant reimbursements on the accompanying statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Sales of Real Estate
Prior to January 1, 2018, gains on real estate sold were recognized using the full accrual method at closing when collectibility of the sales price was reasonably assured, the Company was not obligated to perform additional activities that may be considered significant, the initial investment from the buyer was sufficient and other profit recognition criteria had been satisfied. Gain on sales of real estate may have been deferred in whole or in part until the requirements for gain recognition had been met.
Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business.  Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
Square Footage, Occupancy and Other Measures
 Square footage, occupancy, number of tenants and other similar measures, including annualized base rent and annualized base rent per square foot, used to describe real estate and real estate-related investments included in these condensed notes to the consolidated financial statements are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Recently Issued Accounting Standards Update
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires lessors to identify lease and non-lease components under their leasing arrangements and allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. Non-lease components will be subject to the new revenue recognition standard upon the Company’s adoption of the new leasing standard on January 1, 2019. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In March 2018, the FASB affirmed a proposed amendment to the leases ASU, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also tentatively approved a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements and if adopted by the FASB, applying the transition option and electing the practical expedient of the proposed amendment.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
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
As of March 31, 2018, the Company’s portfolio of real estate held for investment was composed of eight office properties and an office campus consisting of six office buildings, encompassing in the aggregate approximately 4.6 million rentable square feet. As of March 31, 2018, the Company’s real estate portfolio was 82% occupied. The following table summarizes the Company’s real estate portfolio as of March 31, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$149,908	$(12,287)	$137,621
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	162,300	(17,902)	144,398
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	104,886	(19,793)	85,093
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	81,221	(10,645)	70,576
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	185,549	(24,188)	161,361
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	31,622	(7,121)	24,501
Granite Tower	12/16/2010	Denver	CO	Office	154,590	(44,474)	110,116
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	(19,150)	100,234
Corporate Technology Centre (1)	03/28/2013	San Jose	CA	Office	180,984	(24,344)	156,640
					$1,170,444	$(179,904)	$990,540
_____________________
(1) Two of the eight office buildings at this property were held for sale as of March 31, 2018. Information related to the two properties held for sale is included at Note 6, “Real Estate Held for Sale.”

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

As of March 31, 2018, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Union Bank Plaza	Los Angeles, CA	627,334	$161,361	13.2%	$21,105	$41.10	82%
Corporate Technology Centre	San Jose, CA	492,110	156,640	12.8%	14,243	36.02	80%
300-600 Campus Drive Buildings	Florham Park, NJ	578,424	144,398	11.8%	17,865	33.63	92%
100 & 200 Campus Drive Buildings	Florham Park, NJ	589,625	137,621	11.2%	12,062	30.31	67%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2018, the leases had remaining terms, excluding options to extend, of up to 13.6 years with a weighted-average remaining term of 5.0 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.4 million and $2.6 million as of March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018 and 2017, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(0.9) million and $0.9 million, respectively. As of March 31, 2018 and December 31, 2017, the cumulative deferred rent balance was $58.0 million and $58.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $9.0 million and $9.5 million of unamortized lease incentives as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

April 1, 2018 through December 31, 2018	$87,634
2019	106,109
2020	100,111
2021	88,708
2022	66,670
Thereafter	218,399
$667,631

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

As of March 31, 2018, the Company had approximately 185 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	32	$27,831	23.2%
Legal Services	32	15,092	12.6%
Mining, Oil & Gas Extraction	4	13,950	11.7%
		$56,873	47.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of March 31, 2018. During the three months ended March 31, 2018 and 2017, the Company recorded bad debt expense of $0.1 million and $0.2 million, respectively. As of March 31, 2018, the Company had a bad debt expense reserve of approximately $0.2 million, which represented less than 1% of its annualized base rent.
As of March 31, 2018, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2) (3)
Union Bank	Union Bank Plaza	Finance	342,712	9.1%	$14,587	12.2%	$42.56	01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of March 31, 2018 and does not take into account any tenant renewal or termination options. Pursuant to a lease amendment that the Company entered into with Union Bank on December 31, 2017, Union Bank surrendered 15,829 rentable square feet of its total rentable square footage on March 31, 2018 and will surrender 31,320 rentable square feet of its total rentable square footage by June 30, 2018. In addition, Union Bank also surrendered 321 parking area passes on March 31, 2018. During the three months ended March 31, 2018, the Company received $6.5 million of lease termination fees from Union Bank, of which $0.8 million was recognized as rental income in the accompanying consolidated statements of operations and $5.7 million was deferred as of March 31, 2018 and included in other liabilities on the accompanying consolidated balance sheets. The Company expects to receive an additional $4.9 million in lease termination fees from Union Bank in 2018.
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
Geographic Concentration Risk
As of March 31, 2018, the Company’s net investments in real estate in California and New Jersey represented 25.9% and 23.0% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Cost	$53,327	$53,901	$13,650	$13,650	$(6,639)	$(6,703)
Accumulated amortization	(34,914)	(33,042)	(12,115)	(11,532)	5,897	5,719
Net amount	$18,413	$20,859	$1,535	$2,118	$(742)	$(984)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Amortization	$(2,594)	$(2,561)	$(583)	$(586)	$402	$423

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2018 and December 31, 2017, the Company, through an indirect wholly owned subsidiary, had originated the following real estate loan receivable (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2018 (1)	Book Value as of March 31, 2018 (2)	Book Value as of December 31, 2017 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sheraton Charlotte Airport Hotel First Mortgage Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$13,878	$13,879	$13,923	7.5%	7.6%	08/01/2018
_____________________
(1) Outstanding principal balance as of March 31, 2018 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2018, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2018. The contractual interest rate and annualized effective interest rate presented are as of March 31, 2018.
The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2018 (in thousands):

Real estate loan receivable - December 31, 2017	$13,923
Principal repayments received on the real estate loan receivable	(43)
Amortization of closing costs and origination fees on the real estate loan receivable	(1)
Real estate loan receivable - March 31, 2018	$13,879
For the three months ended March 31, 2018 and 2017, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Contractual interest income	$261	$264
Amortization of closing costs and origination fees	(1)	(1)
Interest income from real estate loan receivable	$260	$263
As of March 31, 2018 and December 31, 2017, the borrower under the Company’s real estate loan receivable was current on its debt obligations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
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
During the year ended December 31, 2017, the Company sold two office properties. As of March 31, 2018, the Company classified two office buildings that are part of an eight-building office campus as held for sale. The results of operations for the two office properties that were sold and the two office buildings classified as held for sale are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2017 and held for sale as of March 31, 2018, which were included in continuing operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues
Rental income	$702	$2,820
Tenant reimbursements	194	583
Total revenues	896	3,403
Expenses
Operating, maintenance, and management	39	529
Real estate taxes and insurance	147	480
Asset management fees to affiliate	82	253
General and administrative expenses	(2)	56
Depreciation and amortization	389	849
Interest expense	191	397
Total expenses	$846	$2,564
The following summary presents the major components of assets and liabilities related to real estate held for sale as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Assets related to real estate held for sale
Total real estate, at cost	$42,984	$42,755
Accumulated depreciation and amortization	(7,513)	(7,134)
Real estate held for sale, net	35,471	35,621
Other assets	471	469
Total assets related to real estate held for sale	$35,942	$36,090
Liabilities related to real estate held for sale
Notes payable, net	46,273	46,273
Other liabilities	160	320
Total liabilities related to real estate held for sale	$46,433	$46,593

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

7.	NOTES PAYABLE
As of March 31, 2018 and December 31, 2017, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of March 31, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of March 31, 2018 (1)	Effective Interest Rate as of March 31, 2018 (1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$—	$52,638	(3)	(3)	(3)	(3)
Union Bank Plaza Mortgage Loan (3)	—	105,000	(3)	(3)	(3)	(3)
Portfolio Mortgage Loan #1 (3)	—	59,651	(3)	(3)	(3)	(3)
Portfolio Mortgage Loan #3 (3)	—	54,000	(3)	(3)	(3)	(3)
Corporate Technology Centre Mortgage Loan (4)	137,541	138,219	3.50%	3.5%	Principal & Interest	04/01/2020
300-600 Campus Drive Revolving Loan (3)	—	93,125	(3)	(3)	(3)	(3)
Portfolio Loan Facility (5)	375,000	—	One-month LIBOR + 1.45%	3.3%	Interest Only	03/29/2020
Total notes payable principal outstanding	$512,541	$502,633
Deferred financing costs, net	(2,693)	(334)
Total notes payable, net	$509,848	$502,299
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2018, using interest rate indices as of March 31, 2018, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On March 29, 2018, the Company paid off the outstanding balances under these loans with proceeds from the Portfolio Loan Facility. See below, “— Recent Financing Transactions — Portfolio Loan Facility.”
(4) In connection with the sales of two of the eight buildings at Corporate Technology Centre subsequent to March 31, 2018, the Company made a partial paydown on the Corporate Technology Centre Mortgage Loan. See Note 11, “Subsequent Events — Dispositions Subsequent to March 31, 2018.”
(5) See below, “— Recent Financing Transactions — Portfolio Loan Facility.”
During the three months ended March 31, 2018 and 2017, the Company incurred $5.0 million and $4.0 million of interest expense, respectively. As of March 31, 2018 and December 31, 2017, $0.5 million and $1.4 million, respectively, of interest expense were payable. Included in interest expense for the three months ended March 31, 2018 was $0.3 million of amortization of deferred financing costs and $0.3 million of debt refinancing costs. Included in interest expense for the three months ended March 31, 2017 was $0.3 million of amortization of deferred financing costs. As a result of unrealized gains on the Company’s interest rate swap agreements for the three months ended March 31, 2017, interest expense was reduced by $11,000.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2018 (in thousands):

April 1, 2018 through December 31, 2018	$2,072
2019	2,848
2020	507,621
$512,541

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Certain of the Company’s notes payable contain financial debt covenants. As of March 31, 2018, the Company was in compliance with these debt covenants.
Recent Financing Transactions
Portfolio Loan Facility
On March 29, 2018, the Company, through indirect wholly owned subsidiaries (each a “Borrower”), entered into a two-year loan facility with Bank of America, N.A., as administrative agent, sole arranger and bookrunner (the “Lender”), for an amount of up to $500.0 million (the “Portfolio Loan Facility”), of which $375.0 million is term debt and $125.0 million is revolving debt. At closing, the term debt of $375.0 million was funded, of which $364.0 million was used to pay off the Amended and Restated Portfolio Revolving Loan Facility, the Union Bank Plaza Mortgage Loan, Portfolio Mortgage Loan #1, Portfolio Mortgage Loan #3 and the 300-600 Campus Drive Revolving Loan. The remaining term debt was used to pay origination fees and accrued interest, with any excess proceeds held by the Company for liquidity management. The Portfolio Loan Facility may be used for the repayment of debt, for tenant improvements, leasing commissions and capital improvements, for working capital or liquidity management of the Company and for other purposes described in the loan agreement.
The Portfolio Loan Facility matures on March 29, 2020, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents.  The Portfolio Loan Facility bears interest at a floating rate of 145 basis points over one-month LIBOR during the initial term of the loan and monthly payments are interest only with the entire balance and all outstanding interest and fees due at maturity, assuming no prior prepayment. The Company will have the right to prepay all or a portion of the Portfolio Loan Facility, subject to certain expenses potentially incurred by the Lender as a result of the prepayment and subject to certain conditions contained in the loan documents. In addition, the Portfolio Loan Facility contains customary representations and warranties, financial and other affirmative and negative covenants (including maintenance of an ongoing debt service coverage ratio), events of default and remedies typical for this type of facility.
The Portfolio Loan Facility is secured by the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Willow Oaks Corporate Center, Pierre Laclede Center, Union Bank Plaza, Emerald View at Vista Center, Granite Tower and Fountainhead Plaza.
Under the guaranty agreement related to the Portfolio Loan Facility (the “Guaranty”), KBS REIT Properties II, LLC (“REIT Properties II”), an indirect wholly owned subsidiary of the Company, (i) provides a guaranty of, among other sums described in the Guaranty, all principal and interest outstanding under the Portfolio Loan Facility in the event of certain bankruptcy or insolvency proceedings involving REIT Properties II, any Borrower or any of their affiliates and (ii) guarantees payment of, and agrees to protect, defend, indemnify and hold harmless the Lender for, from and against, any deficiency, loss or damage suffered by the Lender because of (a) certain intentional acts committed by any Borrower or (b) certain bankruptcy or insolvency proceedings involving REIT Properties II, any Borrower or any of their affiliates, as such acts are described in the Guaranty.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

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
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of March 31, 2018 and December 31, 2017, which carrying amounts do not generally approximate the fair values (in thousands):

	March 31, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$13,878	$13,879	$13,878	$13,921	$13,923	$13,960
Financial liabilities:
Notes payable	$512,541	$509,848	$510,171	$502,633	$502,299	$500,683
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
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I was implementing its plan of of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
During the three months ended March 31, 2018 and 2017, no other business transactions occurred between the Company and KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2018 and 2017, respectively, and any related amounts payable as of March 31, 2018 and December 31, 2017 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2018	2017	2018	2017
Expensed
Asset management fees	$2,775	$2,913	$—	$—
Reimbursement of operating expenses (1)	78	69	104	84
	$2,853	$2,982	$104	$84
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $66,000 and $49,000 for the three months ended March 31, 2018 and 2017, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2018 and 2017. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2018.
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
March 31, 2018
(unaudited)

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 2, 2018, the Company paid distributions of $3.9 million, which related to distributions declared for March 2018 in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on March 20, 2018. On May 1, 2018, the Company paid distributions of $3.8 million, which related to distributions declared for April 2018 in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on April 20, 2018.
Distributions Authorized
On March 7, 2018, the Company’s board of directors authorized a May 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on May 18, 2018, which the Company expects to pay in June 2018. On May 8, 2018, the Company’s board of directors authorized a June 2018 distribution in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on June 20, 2018, which the Company expects to pay in July 2018, and a July 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on July 20, 2018, which the Company expects to pay in August 2018.
Dispositions Subsequent to March 31, 2018
On March 28, 2013, the Company, through an indirect wholly owned subsidiary, acquired an office campus consisting of eight office buildings totaling 610,083 rentable square feet located on approximately 32.7 acres of land in San Jose, California (“Corporate Technology Centre”).
On April 4, 2018, the Company completed the sale of one office building in Corporate Technology Centre containing 98,423 rentable square feet (“450 Holger”) to an unaffiliated buyer for $39.0 million, net of closing costs and fees.  In connection with the disposition of 450 Holger, the Company paid down $39.1 million of the principal balance due under the Corporate Technology Centre Mortgage Loan.
On April 13, 2018, the Company completed the sale of one office building in Corporate Technology Centre containing 19,550 rentable square feet (“475 Holger”) to an unaffiliated buyer for $7.1 million, net of closing costs and fees.  In connection with the disposition of 475 Holger, the Company paid down $7.1 million of the principal balance due under the Corporate Technology Centre Mortgage Loan.

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

•
We have used proceeds from financings, when necessary, to fund a portion of our distributions during our operational stage. We currently expect that our distributions will generally be paid from cash flow from operations and funds from operations from current or prior periods, except with respect to distributions paid from the net proceeds from the sale of real estate and from the receipt of principal payments from our real estate-related loan receivable. We can give no assurance regarding the timing, amount or source of future distributions.

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

•
Since we have terminated our dividend reinvestment plan, we may have to use a greater proportion of our cash flow from operations and proceeds from the sales of real estate properties to meet cash requirements for general corporate purposes, including, but not limited to, capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by financings of our real estate properties; the repayment of debt; and Special Redemptions under our share redemption program. This may reduce cash available for distributions.

•
As of March 31, 2018, we had classified two office buildings from an office campus as held for sale, which were sold on April 4, 2018 and April 13, 2018, respectively. During the year ended December 31, 2017, we sold two office properties. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”), and in Part II, Item 1A herein.
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
We invested in a diverse portfolio of real estate and real estate-related investments. As of March 31, 2018, we owned eight office properties, an office campus consisting of eight office buildings (of which two office buildings were held for sale) and one real estate loan receivable. We sold the two office buildings that were held for sale on April 4, 2018 and April 13, 2018, respectively.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of March 31, 2018, we had redeemed 26,199,927 shares sold in our offering for $247.1 million.
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
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness.  Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; Special Redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders.
We intend to use our cash on hand, cash flow generated by our real estate properties and real estate-related investment, proceeds from debt financing, proceeds from the sale of real estate properties and principal payments from, and the repayment of, our real estate loan receivable as our primary sources of immediate and long-term liquidity. As of March 31, 2018, we had an aggregate of $125.0 million available for future disbursements under one credit facility, subject to certain conditions and restrictions set forth in the loan agreement.
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 6, 2017, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2018 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of March 31, 2018, we had $8.7 million available for Special Redemptions for the remainder of 2018.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2018, our real estate properties were 82% occupied and our bad debt reserve was less than 1% of annualized base rent.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of March 31, 2018, the borrower under our real estate loan receivable was current on its debt service payments to us.
For the three months ended March 31, 2018, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand and proceeds from debt refinancing. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We paid distributions to our stockholders during the three months ended March 31, 2018 using current period cash flow from operations. We believe that our cash on hand, cash flow from operations, availability under our credit facility, proceeds from the sales of real estate properties and principal payments from, and the repayment of, our real estate loan receivable will be sufficient to meet our liquidity needs for the foreseeable future.
On December 8, 2017, our board of directors approved an estimated value per share of our common stock of $4.89 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2017. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.
Our cash flow from operations had decreased and will continue to decrease in future periods as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2018.
Cash Flows from Operating Activities
As of March 31, 2018, we owned eight office properties, an office campus consisting of eight office buildings (of which two office buildings were held for sale) and one real estate loan receivable. We sold the two office buildings that were held for sale on April 4, 2018 and April 13, 2018, respectively.
During the three months ended March 31, 2018, net cash provided by operating activities was $17.3 million, compared to $12.4 million during the three months ended March 31, 2017. The increase in net cash provided by operating activities was primarily due to lease termination fees received in 2018. We anticipate cash flows from operating activities to decrease as a result of additional asset sales.
Cash Flows from Investing Activities
Net cash used in investing activities was $5.5 million for the three months ended March 31, 2018 , which was primarily used for improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2018, net cash used in financing activities was $5.9 million and consisted of the following:

•	$375.0 million of proceeds from notes payable;

•	$365.1 million of principal payments on notes payable;

•	$11.8 million of cash used for distributions;

•	$2.7 million of payments of deferred financing costs; and

•	$1.3 million of cash used for redemptions of common stock.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
As of March 31, 2018, we had $83.6 million of cash and cash equivalents and up to $125.0 million available for future disbursements under one credit facility, subject to certain conditions and restrictions set forth in the loan agreement, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2018, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019	2020
Outstanding debt obligations (1)	$512,541	$2,072	$2,848	$507,621
Interest payments on outstanding debt obligations (2)	34,743	12,986	17,172	4,585
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2018 (consisting of the contractual interest rate). We incurred interest expense of $4.4 million, excluding amortization of deferred financing costs of $0.3 million and debt refinancing costs of $0.3 million during the three months ended March 31, 2018.
Results of Operations
Overview
As of March 31, 2017, we owned 10 office properties, an office campus consisting of eight office buildings and one real estate loan receivable. Subsequent to March 31, 2017, we sold two office properties. As a result, as of March 31, 2018, we owned eight office properties, an office campus consisting of eight office buildings (of which two office buildings were held for sale) and one real estate loan receivable. The results of operations presented for the three months ended March 31, 2018 and 2017 are not directly comparable due to the dispositions of two real estate properties. In general, we expect income and expenses to decrease in future periods due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2018 versus the three months ended March 31, 2017
The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2018	2017
Rental income	$30,238	$32,559	$(2,321)	(7)%	$(2,112)	$(209)
Tenant reimbursements	3,273	3,716	(443)	(12)%	(403)	(40)
Interest income from real estate loan receivable	260	263	(3)	(1)%	—	(3)
Other operating income	1,905	1,813	92	5%	(5)	97
Operating, maintenance and management costs	8,525	8,727	(202)	(2)%	(495)	293
Real estate taxes and insurance	4,818	4,862	(44)	(1)%	(339)	295
Asset management fees to affiliate	2,775	2,913	(138)	(5)%	(171)	33
General and administrative expenses	1,812	1,200	612	51%	n/a	n/a
Depreciation and amortization	13,861	13,835	26	—%	(413)	439
Interest expense	4,974	4,047	927	23%	(203)	1,130
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 related to real estate and real estate-related investments disposed of on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $36.3 million for the three months ended March 31, 2017 to $33.5 million for the three months ended March 31, 2018, primarily due to the disposition of two real estate properties subsequent to January 1, 2017, and an overall decrease in portfolio occupancy of 3% related to real estate held for investment, partially offset by an aggregate increase in average annualized base rent per square foot of 2.1% related to real estate held for investment. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to anticipated dispositions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, remained consistent at $0.3 million for the three months ended March 31, 2018 and 2017. Interest income from our real estate loan receivable in future periods compared to historical periods will decrease as a result of the anticipated payoff of our real estate loan receivable, which matures in August 2018.
Operating, maintenance and management costs decreased from $8.7 million for the three months ended March 31, 2017 to $8.5 million for the three months ended March 31, 2018 primarily due to the sale of two real estate properties subsequent to January 1, 2017, partially offset by an increase in snow removal expenses related to our properties located in the northeastern regions of the United States. We expect operating, maintenance and management costs to decrease in future periods due to anticipated dispositions of real estate properties, offset by general increases due to inflation.
Real estate taxes and insurance decreased slightly by $44,000 primarily due to the disposition of two real estate properties subsequent to January 1, 2017, partially offset by a higher property tax assessed value for one real estate property held throughout both periods and a property tax refund received during the three months ended March 31, 2017. We expect real estate taxes and insurance to decrease in future periods due to anticipated dispositions of real estate properties, partially offset by increases due to higher property tax assessed value.
Asset management fees with respect to our real estate and real estate-related investments decreased slightly from $2.9 million for the three months ended March 31, 2017 to $2.8 million for the three months ended March 31, 2018, primarily due to the disposition of two real estate properties subsequent to January 1, 2017. All asset management fees incurred as of March 31, 2018 have been paid. We expect asset management fees to decrease in future periods due to anticipated dispositions of real estate properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses increased from $1.2 million for the three months ended March 31, 2017 to $1.8 million for the three months ended March 31, 2018. This increase was primarily due to professional fees incurred related to the Special Committee’s engagement of Evercore to act as our financial advisor and legal fees related to the assessment of strategic alternatives during the three months ended March 31, 2018. We did not incur such costs during the three months ended March 31, 2017.
Depreciation and amortization increased slightly by $26,000 due to the acceleration of amortization of tenant improvement costs and tenant origination and absorption costs in connection with Union Bank’s early lease termination, partially offset by the disposition of two real estate properties subsequent to January 1, 2017 and as a result of lease expirations related to properties held throughout both periods. We expect depreciation and amortization to decrease in future periods due to anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations.
Interest expense increased from $4.0 million for the three months ended March 31, 2017 to $5.0 million for the three months ended March 31, 2018. Included in interest expense for the three months ended March 31, 2018 was $0.3 million of amortization of deferred financing costs and $0.3 million of debt refinancing costs. Included in interest expense for the three months ended March 31, 2017 was $0.3 million of amortization of deferred financing costs. During the three months ended March 31, 2017, we recorded $0.1 million of unrealized gains on interest rate swaps. The increase in interest expense is primarily due to the increase in one-month LIBOR and its impact to interest expense on variable rate debt, partially offset by an overall decrease in our total debt outstanding due to loan repayments in connection with the disposition of two real estate properties subsequent to January 1, 2017. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facility and any debt repayments we make.
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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses); adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Institute for Portfolio Alternatives (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.

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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, unrealized gains and losses on derivative instruments and loss from extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Unrealized gains and losses on derivative instruments.  These adjustments include unrealized gains (losses) from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in fair value of interest rate swaps not designated as a hedge and the change in fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements; and

•
Loss from extinguishment of debt. A loss from extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2018 and 2017, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2018	2017
Net (loss) income	$(979)	$2,778
Depreciation of real estate assets	9,148	9,100
Amortization of lease-related costs	4,713	4,735
FFO	12,882	16,613
Straight-line rent and amortization of above- and below-market leases	1,054	(708)
Amortization of discounts and closing costs	1	1
Unrealized gains on derivative instruments	—	(74)
Loss from extinguishment of debt	92	—
MFFO	$14,029	$15,832
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first quarter of 2018 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share(1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2018	$11,309	$0.060	$11,791	$17,328
_____________________
(1) Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the three months ended March 31, 2018, we paid aggregate distributions of $11.8 million, all of which were paid in cash. FFO and cash flow from operations for the three months ended March 31, 2018 were $12.9 million and $17.3 million, respectively. We funded our total distributions paid with $11.8 million of current period cash flow from operations. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under our mortgage loan investment).
We had classified two office buildings from an office campus as held for sale as of March 31, 2018. During the year ended December 31, 2017, we sold two office properties. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward — Looking Statements,” “—Market Outlook — Real Estate and Real Estate Finance Markets,” “—Liquidity and Capital Resources” and “—Results of Operations” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrower to continue to make debt service payments and/or to repay its loan upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligation; our ability to successfully dispose of additional assets; and the sources and amounts of cash we have available for distributions.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. There have been no significant changes to our policies during 2018, except for our adoption of the revenue recognition standards issued by the Financial Accounting Standards Board effective on January 1, 2018.
Revenue Recognition
Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of our adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. We elected to apply this standard only to contracts that were not completed as of January 1, 2018.
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three months ended March 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 was $0.4 million and was included in tenant reimbursements on the accompanying statements of operations.
Sales of Real Estate
Prior to January 1, 2018, gains on real estate sold were recognized using the full accrual method at closing when collectibility of the sales price was reasonably assured, we were not obligated to perform additional activities that may be considered significant, the initial investment from the buyer was sufficient and other profit recognition criteria had been satisfied. Gain on sales of real estate may have been deferred in whole or in part until the requirements for gain recognition had been met.
Effective January 1, 2018, we adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business.  Generally, our sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 2, 2018, we paid distributions of $3.9 million, which related to distributions declared for March 2018 in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on March 20, 2018. On May 1, 2018, we paid distributions of $3.8 million, which related to distributions declared for April 2018 in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on April 20, 2018.
Distributions Authorized
On March 7, 2018, our board of directors authorized a May 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on May 18, 2018, which we expect to pay in June 2018. On May 8, 2018, our board of directors authorized a June 2018 distribution in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on June 20, 2018, which we expect to pay in July 2018, and a July 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on July 20, 2018, which we expect to pay in August 2018.
Dispositions Subsequent to March 31, 2018
On March 28, 2013, we, through an indirect wholly owned subsidiary, acquired an office campus consisting of eight office buildings totaling 610,083 rentable square feet located on approximately 32.7 acres of land in San Jose, California (“Corporate Technology Centre”).
On April 4, 2018, we completed the sale of one office building in Corporate Technology Centre containing 98,423 rentable square feet (“450 Holger”) to an unaffiliated buyer for $39.0 million, net of closing costs and fees.  In connection with the disposition of 450 Holger, we paid down $39.1 million of the principal balance due under the Corporate Technology Centre Mortgage Loan.
On April 13, 2018, we completed the sale of one office building in Corporate Technology Centre containing 19,550 rentable square feet (“475 Holger”) to an unaffiliated buyer for $7.1 million, net of closing costs and fees.  In connection with the disposition of 475 Holger, we paid down $7.1 million of the principal balance due under the Corporate Technology Centre Mortgage Loan.

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
We borrow funds and made real estate-related investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loan receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2018, the fair value and carrying value of our fixed rate real estate loan receivable were $13.9 million and $13.9 million, respectively. The fair value estimate of our real estate loan receivable is calculated using an internal valuation model that considers the expected cash flows for the loan, underlying collateral value (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2018, the fair value of our fixed rate debt was $135.2 million and the outstanding principal balance of our fixed rate debt was $137.5 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2018. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $375.0 million of variable rate debt outstanding. Based on interest rates as of March 31, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2019, interest expense on our variable rate debt would increase or decrease by $3.8 million.
The annual effective interest rate of our fixed rate real estate loan receivable as of March 31, 2018 was 7.6%. The annual effective interest rate represents the effective interest rate as of March 31, 2018, using the interest method, which we use to recognize interest income on our real estate loan receivable. The interest rates of our fixed rate debt and variable rate debt as of March 31, 2018 were 3.5% and 3.3%, respectively. The interest rates represent the actual interest rate in effect as of March 31, 2018, using interest rate indices as of March 31, 2018, where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook — Real Estate and Real Estate Finance Markets” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

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

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 4.	Controls and Procedures (continued)

Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
In addition to the risk discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees).  This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.  We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

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

c)
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document, and together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:

•
During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On December 6, 2017, the board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2018 of $10.0 million in the aggregate (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

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
The only redemptions we made under our share redemption program during the three months ended March 31, 2018 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the three months ended March 31, 2018 with existing cash on hand.
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
During the three months ended March 31, 2018, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	97,178	$4.89	(3)
February 2018	55,218	$4.89	(3)
March 2018	108,696	$4.89	(3)
Total	261,092
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
(2) In accordance with our share redemption program, the redemption price for Special Redemptions is equal to the most recent estimated value per share of our common stock as of the redemption date. On December 8, 2017, our board of directors approved an estimated value per share of our common stock of $4.89 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2017. The change in the redemption price became effective for the December 29, 2017 redemption date and will be effective until the estimated value per share is updated. We expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2018. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the three months ended March 31, 2018, we redeemed $1.3 million of shares, which represented all redemption requests received in good order and eligible for redemption through the March 2018 redemption date. Based on the redemption limitations described above and redemptions through March 31, 2018, we may redeem up to $8.7 million of shares in connection with Special Redemptions for the remainder of 2018.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

10.1
Loan Agreement related to the Portfolio Loan Facility, by and among KBSII 100-200 Campus Drive, LLC, KBSII 300-600 Campus Drive, LLC, KBSII Willow Oaks, LLC, KBSII Pierre Laclede Center, LLC, KBSII 445 South Figueroa, LLC, KBSII Emerald View, LLC, KBSII Granite Tower, LLC, and KBSII Fountainhead, LLC and Bank of America, N.A., dated as of March 29, 2018

10.2	Guaranty Agreement related to the Portfolio Loan Facility, by KBS REIT Properties II, LLC, in favor of Bank of America, N.A., dated as of March 29, 2018

10.3
Promissory Note related to the Portfolio Loan Facility, by and among KBSII 100-200 Campus Drive, LLC, KBSII 300-600 Campus Drive, LLC, KBSII Willow Oaks, LLC, KBSII Pierre Laclede Center, LLC, KBSII 445 South Figueroa, LLC, KBSII Emerald View, LLC, KBSII Granite Tower, LLC, and KBSII Fountainhead, LLC and Bank of America, N.A., dated as of March 29, 2018

10.4	Mortgage, Assignment, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII 100-200 Campus Drive, LLC and Bank of America, N.A., dated as of March 29, 2018

10.5	Mortgage, Assignment, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII 300-600 Campus Drive, LLC and Bank of America, N.A., dated as of March 29, 2018

10.6	Mortgage, Assignment, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Emerald View, LLC and Bank of America, N.A., dated as of March 29, 2018

10.7
Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Fountainhead, LLC and Bank of America, N.A., dated as of March 29, 2018

10.8
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Granite Tower, LLC and Bank of America, N.A., dated as of March 29, 2018

10.9
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII 445 South Figueroa, LLC and Bank of America, N.A., dated as of March 29, 2018

10.10
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Pierre LaClede Center, LLC and Bank of America, N.A., dated as of March 29, 2018

10.11
Credit Line Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Willow Oaks, LLC and Bank of America, N.A., dated as of March 29, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eighth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 19, 2014

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Ex.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	May 9, 2018	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 9, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)