Form 10-Q
period 2018-06-30
KBS Real Estate Investment Trust II, Inc.
filed 2018-08-08
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 3, 2018, there were 186,946,482 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
June 30, 2018

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate:
Land	$158,036	$158,036
Buildings and improvements	929,673	918,587
Tenant origination and absorption costs	41,568	53,901
Total real estate held for investment, cost	1,129,277	1,130,524
Less accumulated depreciation and amortization	(168,865)	(166,372)
Total real estate held for investment, net	960,412	964,152
Real estate held for sale, net	—	66,717
Total real estate, net	960,412	1,030,869
Real estate loan receivable, net	—	13,923
Total real estate and real estate-related investments, net	960,412	1,044,792
Cash and cash equivalents	94,687	81,017
Restricted cash	10,878	5,626
Rents and other receivables, net	57,825	59,872
Above-market leases, net	976	2,118
Assets related to real estate held for sale	—	2,927
Prepaid expenses and other assets	29,316	28,758
Total assets	$1,154,094	$1,225,110
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$415,124	$407,719
Notes payable related to real estate held for sale, net	—	94,580
Total notes payable, net	415,124	502,299
Accounts payable and accrued liabilities	19,155	13,166
Due to affiliate	72	84
Distributions payable	3,763	4,376
Below-market leases, net	566	984
Liabilities related to real estate held for sale	—	320
Other liabilities	20,631	9,299
Total liabilities	459,311	530,528
Commitments and contingencies (Note 10)
Redeemable common stock	7,535	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 187,162,274 and 187,666,302 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,872	1,877
Additional paid-in capital	1,673,772	1,673,767
Cumulative distributions in excess of net income	(988,396)	(991,062)
Total stockholders’ equity	687,248	684,582
Total liabilities and stockholders’ equity	$1,154,094	$1,225,110
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$29,354	$32,177	$59,592	$64,735
Tenant reimbursements	3,196	3,725	6,469	7,441
Interest income from real estate loans receivable	174	265	434	528
Other operating income	1,898	1,801	3,803	3,614
Total revenues	34,622	37,968	70,298	76,318
Expenses:
Operating, maintenance, and management	8,081	8,558	16,606	17,285
Real estate taxes and insurance	4,428	5,216	9,247	10,077
Asset management fees to affiliate	2,730	2,935	5,504	5,848
General and administrative expenses	1,224	987	3,036	2,187
Depreciation and amortization	12,490	13,477	26,350	27,313
Interest expense	4,344	4,342	9,319	8,389
Total expenses	33,297	35,515	70,062	71,099
Other income:
Other interest income	285	38	487	49
Loss from extinguishment of debt	(120)	—	(212)	—
Gain on sale of real estate, net	24,884	7,863	24,884	7,863
Total other income	25,049	7,901	25,159	7,912
Net income	$26,374	$10,354	$25,395	$13,131
Net income per common share, basic and diluted	$0.14	$0.05	$0.14	$0.07
Weighted-average number of common shares outstanding, basic and diluted	187,338,104	188,437,608	187,458,720	188,545,545
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2017 and the Six Months Ended June 30, 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2016	188,719,952	$1,887	$1,679,524	$(964,504)	$716,907
Net income	—	—	—	25,114	25,114
Redemptions of common stock	(1,053,650)	(10)	(5,757)	—	(5,767)
Distributions declared	—	—	—	(51,672)	(51,672)
Balance, December 31, 2017	187,666,302	$1,877	$1,673,767	$(991,062)	$684,582
Net income	—	—	—	25,395	25,395
Redemptions of common stock	(504,028)	(5)	(2,460)	—	(2,465)
Transfers from redeemable common stock	—	—	2,465	—	2,465
Distributions declared	—	—	—	(22,729)	(22,729)
Balance, June 30, 2018	187,162,274	$1,872	$1,673,772	$(988,396)	$687,248
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$25,395	$13,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,350	27,313
Noncash interest income on real estate-related investments	3	2
Deferred rent	1,959	(1,707)
Bad debt expense	173	218
Amortization of above- and below-market leases, net	537	330
Amortization of deferred financing costs	608	567
Unrealized gains on derivative instruments	—	(101)
Loss from extinguishment of debt	212	—
Gain on sale of real estate, net	(24,884)	(7,863)
Changes in operating assets and liabilities:
Rents and other receivables	(192)	(842)
Prepaid expenses and other assets	(2,503)	(2,143)
Accounts payable and accrued liabilities	(85)	229
Due to affiliate	(12)	(19)
Other liabilities	11,332	781
Net cash provided by operating activities	38,893	29,896
Cash Flows from Investing Activities:
Proceeds from sale of real estate	94,015	45,689
Improvements to real estate	(14,104)	(7,520)
Principal repayments on real estate loans receivable	13,920	76
Net cash provided by investing activities	93,831	38,245
Cash Flows from Financing Activities:
Proceeds from note payable	375,000	—
Principal payments on notes payable	(460,186)	(1,573)
Payments of deferred financing costs	(2,809)	(478)
Payments to redeem common stock	(2,465)	(2,824)
Distributions paid to common stockholders	(23,342)	(25,909)
Net cash used in financing activities	(113,802)	(30,784)
Net increase in cash and cash equivalents and restricted cash	18,922	37,357
Cash and cash equivalents and restricted cash, beginning of period	86,643	48,009
Cash and cash equivalents and restricted cash, end of period	$105,565	$85,366
Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,800	$7,849
Supplemental Disclosure of Noncash Transactions:
Increase in accrued improvements to real estate	$6,074	$735
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of June 30, 2018, the Company owned eight office properties and an office campus consisting of five office buildings.
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on May 21, 2018 (the “Advisory Agreement”). The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of June 30, 2018, the Company had redeemed 26,442,863 shares sold in the Offering for $248.3 million.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
June 30, 2018
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2018 and 2017, respectively.
Distributions declared per common share were $0.061 and $0.121 in the aggregate for the three and six months ended June 30, 2018, respectively, and $0.068 and $0.136 in the aggregate for the three and six months ended June 30, 2017, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2018 through June 2018 and January 2017 through June 2017.
Segments
The Company invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of June 30, 2018, the Company aggregated its investments in real estate properties into one reportable business segment.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the six months ended June 30, 2018, the Company sold three office buildings that were part of an eight-building office campus. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
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
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and six months ended June 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $0.4 million and $0.8 million and were included in tenant reimbursements on the accompanying statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
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
Square Footage, Occupancy and Other Measures
 Square footage, occupancy, number of tenants and other similar measures, including annualized base rent and annualized base rent per square foot, used to describe real estate investments included in these condensed notes to the consolidated financial statements are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Recently Issued Accounting Standards Update
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new lease accounting standard on its consolidated financial statements. Upon adoption of ASU No. 2016-02, the Company expects to adopt the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company will 1) not reassess whether any expired or existing contracts are or contain leases, 2) not reassess the lease classification for any expired or existing lease, and 3) not reassess initial direct costs for any existing leases. The Company does not expect to elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company expects to adopt the practical expedient for land easements to not assess whether existing or expired land easements that were not previously accounted for as leases under the current lease accounting standards of Topic 840 are or contain a lease under Topic 842.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”), which provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon adoption of the lease accounting standard under Topic 842, the Company expects to adopt this practical expedient, specifically related to its tenant reimbursements which would otherwise be accounted for under the new revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the lease component would be classified as an operating lease. In addition, ASU No. 2018-11 provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company expects to adopt this transition method upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.
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
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2018, the Company’s portfolio of real estate held for investment was composed of eight office properties and an office campus consisting of five office buildings, encompassing in the aggregate approximately 4.5 million rentable square feet. As of June 30, 2018, the Company’s real estate portfolio was 82% occupied. The following table summarizes the Company’s real estate portfolio as of June 30, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$152,842	$(13,736)	$139,106
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	162,300	(19,429)	142,871
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	107,371	(20,653)	86,718
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	81,307	(11,740)	69,567
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	184,257	(25,056)	159,201
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	31,767	(7,418)	24,349
Granite Tower	12/16/2010	Denver	CO	Office	137,133	(28,145)	108,988
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,383	(20,518)	98,865
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	152,917	(22,170)	130,747
					$1,129,277	$(168,865)	$960,412

As of June 30, 2018, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Union Bank Plaza	Los Angeles, CA	627,334	$159,201	13.8%	$20,463	$43.24	75%
300-600 Campus Drive Buildings	Florham Park, NJ	578,424	142,871	12.4%	17,865	33.63	92%
100 & 200 Campus Drive Buildings	Florham Park, NJ	590,458	139,106	12.1%	12,885	31.06	70%
Corporate Technology Centre	San Jose, CA	415,700	130,747	11.3%	10,938	34.29	77%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2018, the leases had remaining terms, excluding options to extend, of up to 13.3 years with a weighted-average remaining term of 4.9 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.7 million and $2.6 million as of June 30, 2018 and December 31, 2017, respectively.
During the six months ended June 30, 2018 and 2017, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(2.0) million and $1.7 million, respectively. As of June 30, 2018 and December 31, 2017, the cumulative deferred rent balance was $55.6 million and $57.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $8.7 million and $9.5 million of unamortized lease incentives as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

July 1, 2018 through December 31, 2018	$56,122
2019	104,400
2020	99,130
2021	87,619
2022	65,453
Thereafter	218,191
$630,915

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

As of June 30, 2018, the Company had approximately 189 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	33	$27,177	23.1%
Legal Services	32	15,134	12.9%
Mining, Oil & Gas Extraction	4	13,674	11.6%
Computer System Design & Programming	3	11,895	10.1%
		$67,880	57.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of June 30, 2018. During the six months ended June 30, 2018 and 2017, the Company recorded bad debt expense of $0.2 million and $0.2 million, respectively. As of June 30, 2018, the Company had a bad debt expense reserve of approximately $0.3 million, which represented less than 1% of its annualized base rent.
As of June 30, 2018, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2) (3)
Union Bank	Union Bank Plaza	Finance	295,563	6.5%	$13,687	11.6%	$46.31	01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of June 30, 2018 and does not take into account any tenant renewal options. Pursuant to a lease amendment that the Company entered into with Union Bank on December 31, 2017, Union Bank surrendered 15,829 rentable square feet of its total rentable square footage on March 31, 2018 and 31,320 rentable square feet of its total rentable square footage on June 30, 2018. In addition, Union Bank also surrendered 321 parking area passes on March 31, 2018. During the six months ended June 30, 2018, the Company received $11.4 million of lease termination fees from Union Bank, of which $1.6 million was recognized as rental income in the accompanying consolidated statements of operations and $9.8 million was deferred as of June 30, 2018 and included in other liabilities on the accompanying consolidated balance sheets.
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
Geographic Concentration Risk
As of June 30, 2018, the Company’s net investments in real estate in California and New Jersey represented 25.1% and 24.4% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Cost	$41,568	$53,901	$12,804	$13,650	$(5,011)	$(6,703)
Accumulated amortization	(24,966)	(33,042)	(11,828)	(11,532)	4,445	5,719
Net amount	$16,602	$20,859	$976	$2,118	$(566)	$(984)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(1,811)	$(2,376)	$(559)	$(586)	$203	$419

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(4,405)	$(4,937)	$(1,142)	$(1,172)	$605	$842

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2017, the Company, through an indirect wholly owned subsidiary, had originated the following real estate loan receivable, which was paid off in full on June 1, 2018 (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2018	Book Value as of June 30, 2018 (1)	Book Value as of December 31, 2017 (1)	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
Sheraton Charlotte Airport Hotel First Mortgage (2) Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$—	$—	$13,923	(2)	(2)	(2)
_____________________
(1) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(2) On June 1, 2018, the borrower under the Sheraton Charlotte Airport Hotel First Mortgage paid off the entire principal balance due to the Company. The Sheraton Charlotte Airport Hotel First Mortgage had a maturity date of August 1, 2018. The Sheraton Charlotte Airport Hotel First Mortgage bore interest at a fixed rate of 7.5%.
The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2018 (in thousands):

Real estate loan receivable - December 31, 2017	$13,923
Principal repayments received on the real estate loan receivable	(13,920)
Amortization of closing costs and origination fees on the real estate loan receivable	(3)
Real estate loan receivable - June 30, 2018	$—
For the three and six months ended June 30, 2018 and 2017, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest income	$176	$266	$437	$530
Amortization of closing costs and origination fees	(2)	(1)	(3)	(2)
Interest income from real estate loan receivable	$174	$265	$434	$528

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
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
During the six months ended June 30, 2018, the Company sold three office buildings that were part of an eight-building office campus. During the year ended December 31, 2017, the Company sold two office properties. The results of operations for the properties sold during the six months ended June 30, 2018 and the year ended December 31, 2017 are included in continuing operations on the Company’s consolidated statements of operations. As of June 30, 2018, the Company did not have any real estate properties held for sale. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2017 and the three and six months ended June 30, 2018, which were included in continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental income	$726	$3,400	$2,253	$7,046
Tenant reimbursements	87	734	457	1,497
Total revenues	813	4,134	2,710	8,543
Expenses
Operating, maintenance, and management	48	613	120	1,180
Real estate taxes and insurance	99	582	384	1,195
Asset management fees to affiliate	65	315	222	643
General and administrative expenses	16	(33)	14	23
Depreciation and amortization	136	891	723	1,939
Interest expense	183	562	588	1,176
Total expenses	$547	$2,930	$2,051	$6,156
The following summary presents the major components of assets and liabilities related to real estate held for sale as of June 30, 2018 and December 31, 2017 (in thousands). No real estate properties were held for sale as of June 30, 2018.

	June 30, 2018	December 31, 2017
Assets related to real estate held for sale
Total real estate, at cost	$—	$76,921
Accumulated depreciation and amortization	—	(10,204)
Real estate held for sale, net	—	66,717
Other assets	—	2,927
Total assets related to real estate held for sale	$—	$69,644
Liabilities related to real estate held for sale
Notes payable, net	—	94,580
Other liabilities	—	320
Total liabilities related to real estate held for sale	$—	$94,900

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

7.	NOTES PAYABLE
As of June 30, 2018 and December 31, 2017, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of June 30, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of June 30, 2018 (1)	Effective Interest Rate as of June 30, 2018 (1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$—	$52,638	(3)	(3)	(3)	(3)
Union Bank Plaza Mortgage Loan (3)	—	105,000	(3)	(3)	(3)	(3)
Portfolio Mortgage Loan #1 (3)	—	59,651	(3)	(3)	(3)	(3)
Portfolio Mortgage Loan #3 (3)	—	54,000	(3)	(3)	(3)	(3)
Corporate Technology Centre Mortgage Loan (4)	42,447	138,219	3.50%	3.5%	Principal & Interest	04/01/2020
300-600 Campus Drive Revolving Loan (3)	—	93,125	(3)	(3)	(3)	(3)
Portfolio Loan Facility (5)	375,000	—	One-month LIBOR + 1.45%	3.4%	Interest Only	03/29/2020
Total notes payable principal outstanding	$417,447	$502,633
Deferred financing costs, net	(2,323)	(334)
Total notes payable, net	$415,124	$502,299
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2018, using interest rate indices as of June 30, 2018, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On March 29, 2018, the Company paid off the outstanding balances under these loans with proceeds from the Portfolio Loan Facility. See footnote (5) below.
(4) In connection with the sales of three of the eight buildings at Corporate Technology Centre during the six months ended June 30, 2018, the Company made a partial paydown on the Corporate Technology Centre Mortgage Loan.
(5) On March 29, 2018, the Company, through indirect wholly owned subsidiaries, entered into a loan facility (the “Portfolio Loan Facility”) for an amount of up to $500.0 million, of which $375.0 million is term debt and $125.0 million is revolving debt. The Portfolio Loan Facility was used to pay off the Amended and Restated Portfolio Revolving Loan Facility, the Union Bank Plaza Mortgage Loan, Portfolio Mortgage Loan #1, Portfolio Mortgage Loan #3 and the 300-600 Campus Drive Revolving Loan. The Portfolio Loan Facility is secured by the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Willow Oaks Corporate Center, Pierre Laclede Center, Union Bank Plaza, Emerald View at Vista Center, Granite Tower and Fountainhead Plaza. As of June 30, 2018, $375.0 million of term debt of the Portfolio Loan Facility was outstanding and $125.0 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
During the three and six months ended June 30, 2018, the Company incurred $4.3 million and $9.3 million of interest expense, respectively. During the three and six months ended June 30, 2017, the Company incurred $4.3 million and $8.4 million of interest expense, respectively. As of June 30, 2018 and December 31, 2017, $1.3 million and $1.4 million, respectively, of interest expense were payable. Included in interest expense for the three and six months ended June 30, 2018 were $0.3 million and $0.6 million of amortization of deferred financing costs, respectively. Also included in interest expense for the six months ended June 30, 2018 was $0.3 million of debt refinancing costs. Included in interest expense for the three and six months ended June 30, 2017 were $0.3 million and $0.6 million of amortization of deferred financing costs, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2018 (in thousands):

July 1, 2018 through December 31, 2018	$636
2019	1,306
2020	415,505
$417,447
Certain of the Company’s notes payable contain financial debt covenants. As of June 30, 2018, the Company was in compliance with these debt covenants.

8.	FAIR VALUE DISCLOSURES
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
June 30, 2018
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of June 30, 2018 and December 31, 2017, which carrying amounts do not generally approximate the fair values (in thousands):

	June 30, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$—	$—	$—	$13,921	$13,923	$13,960
Financial liabilities:
Notes payable	$417,447	$415,124	$417,205	$502,633	$502,299	$500,683
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
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

On January 6, 2014, the Company, together with KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2018, the Company renewed its participation in the program. At renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The program is effective through June 30, 2019. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage.
During the six months ended June 30, 2018 and 2017, no other business transactions occurred between the Company and KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2018 and 2017, respectively, and any related amounts payable as of June 30, 2018 and December 31, 2017 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Expensed
Asset management fees	$2,730	$2,935	$5,504	$5,848	$—	$—
Reimbursement of operating expenses (1)	99	56	177	125	72	84
Disposition fees (2)	972	470	972	470	—	—
	$3,801	$3,461	$6,653	$6,443	$72	$84
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $62,000 and $55,000 for the three months ended June 30, 2018 and 2017, respectively, and $128,000 and $104,000 for the six months ended June 30, 2018 and 2017, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the six months ended June 30, 2018 and 2017. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
During each of the six months ended June 30, 2018 and 2017, the Advisor paid the Company a $0.1 million property insurance rebate.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

10.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the disposition of real estate investments; management of the daily operations of the Company’s real estate investment portfolio; and other general and administrative responsibilities. In the event the Advisor is unable to provide any of these services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2018.
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
Distributions Paid
On July 2, 2018, the Company paid distributions of $3.8 million, which related to distributions declared for June 2018 in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on June 20, 2018. On August 1, 2018, the Company paid distributions of $3.9 million, which related to distributions declared for July 2018 in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on July 20, 2018.
Distributions Authorized
On August 7, 2018, the Company’s board of directors authorized an August 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on August 20, 2018, which the Company expects to pay in September 2018, and a September 2018 distribution in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on September 20, 2018, which the Company expects to pay in October 2018.

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

•
We have used proceeds from financings, when necessary, to fund a portion of our distributions during our operational stage. We currently expect that our distributions will generally be paid from cash flow from operations and funds from operations from current or prior periods, except with respect to distributions paid from the net proceeds from the sale of real estate and from the receipt of the principal repayment from our real estate-related loan receivable. We can give no assurance regarding the timing, amount or source of future distributions.

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

•
Our investments in real estate may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties could decrease. Such events would make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

•	Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to our stockholders.

•
Our portfolio loan facility bears interest at a variable rate of 145 basis points over one-month LIBOR. Increases in one-month LIBOR would increase the amount of our debt payments and could limit our ability to pay distributions to our stockholders.

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

•
During the six months ended June 30, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. During the year ended December 31, 2017, we sold two office properties. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2018, each as filed with the Securities and Exchange Commission (the “SEC”).
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
We invested in a diverse portfolio of real estate and real estate-related investments. As of June 30, 2018, we owned eight office properties and an office campus consisting of five office buildings.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of June 30, 2018, we had redeemed 26,442,863 shares sold in our offering for $248.3 million.
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
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; Special Redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders. We intend to use our cash on hand, cash flow generated by our real estate properties, proceeds from debt financing, proceeds from the sale of real estate properties and the repayment of our real estate loan receivable as our primary sources of immediate and long-term liquidity.
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 6, 2017, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2018 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of June 30, 2018, we had $7.5 million available for Special Redemptions for the remainder of 2018.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2018, our real estate properties were 82% occupied and our bad debt reserve was less than 1% of annualized base rent.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2018, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand and proceeds from debt refinancing. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We paid distributions to our stockholders during the six months ended June 30, 2018 using current period cash flow from operations. We believe that our cash on hand, cash flow from operations, availability under our credit facility, proceeds from the sales of real estate properties and the repayment of our real estate loan receivable will be sufficient to meet our liquidity needs for the foreseeable future.
Our cash flow from operations has decreased and will continue to decrease in future periods as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2018.
Cash Flows from Operating Activities
As of June 30, 2018, we owned eight office properties and an office campus consisting of five office buildings.
During the six months ended June 30, 2018, net cash provided by operating activities was $38.9 million, compared to $29.9 million during the six months ended June 30, 2017. The increase in net cash provided by operating activities was primarily due to lease termination fees received in 2018. We anticipate cash flows from operating activities to decrease as a result of additional asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $93.8 million for the six months ended June 30, 2018 and consisted of the following:

•	$94.0 million of net proceeds from the sale of three office buildings that were part of an eight-building office campus;

•	$14.1 million used for improvements to real estate; and

•	$13.9 million of cash received from the repayment of our real estate loan receivable.
Cash Flows from Financing Activities
During the six months ended June 30, 2018, net cash used in financing activities was $113.8 million and consisted of the following:

•	$375.0 million of proceeds from notes payable;

•	$460.2 million of principal payments on notes payable;

•	$23.3 million of cash used for distributions;

•	$2.8 million of payments of deferred financing costs; and

•	$2.5 million of cash used for redemptions of common stock.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the acquisition and origination of our assets and pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. With respect to investments in loans and any investments other than real estate, we paid our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. We also continue to reimburse our advisor and our dealer manager for certain stockholder services.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2018, we had $94.7 million of cash and cash equivalents and up to $125.0 million available for future disbursements under one credit facility, subject to certain conditions and restrictions set forth in the loan agreement, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2018, our borrowings and other liabilities were approximately 31% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019	2020
Outstanding debt obligations (1)	$417,447	$636	$1,306	$415,505
Interest payments on outstanding debt obligations (2)	25,150	7,227	14,314	3,609
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2018 (consisting of the contractual interest rate). We incurred interest expense of $8.4 million, excluding amortization of deferred financing costs of $0.6 million and debt refinancing costs of $0.3 million during the six months ended June 30, 2018.
Results of Operations
Overview
As of June 30, 2017, we owned nine office properties, an office campus consisting of eight office buildings and one real estate loan receivable. Subsequent to June 30, 2017, we sold one office property and three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. As a result, as of June 30, 2018, we owned eight office properties and an office campus consisting of five office buildings. The results of operations presented for the three and six months ended June 30, 2018 and 2017 are not directly comparable due to the dispositions of real estate properties and the payoff of our real estate loan receivable. In general, we expect income and expenses to decrease in future periods due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2018 versus the three months ended June 30, 2017
The following table provides summary information about our results of operations for the three months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2018	2017
Rental income	$29,354	$32,177	$(2,823)	(9)%	$(2,674)	$(149)
Tenant reimbursements	3,196	3,725	(529)	(14)%	(642)	113
Interest income from real estate loan receivable	174	265	(91)	(34)%	(91)	—
Other operating income	1,898	1,801	97	5%	(5)	102
Operating, maintenance and management costs	8,081	8,558	(477)	(6)%	(565)	88
Real estate taxes and insurance	4,428	5,216	(788)	(15)%	(483)	(305)
Asset management fees to affiliate	2,730	2,935	(205)	(7)%	(250)	45
General and administrative expenses	1,224	987	237	24%	n/a	n/a
Depreciation and amortization	12,490	13,477	(987)	(7)%	(755)	(232)
Interest expense	4,344	4,342	2	—%	(379)	381
Other interest income	285	38	247	650%	n/a	n/a
Loss from extinguishment of debt	(120)	—	(120)	(100)%	(120)	—
Gain on sale of real estate, net	24,884	7,863	17,021	216%	17,021	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 related to real estate and real estate-related investments disposed of or repaid on or after April 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 related to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $35.9 million for the three months ended June 30, 2017 to $32.6 million for the three months ended June 30, 2018, primarily due to the disposition of real estate properties subsequent to April 1, 2017 and an overall decrease in portfolio occupancy of 2% related to real estate held throughout both periods, partially offset by an aggregate increase in average annualized base rent per square foot of 1.9% related to real estate held throughout both periods. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to anticipated dispositions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.3 million for the three months ended June 30, 2017 to $0.2 million for the three months ended June 30, 2018 due to the payoff of our last real estate loan receivable on June 1, 2018.
Operating, maintenance and management costs decreased from $8.6 million for the three months ended June 30, 2017 to $8.1 million for the three months ended June 30, 2018, primarily due to the sale of real estate properties subsequent to April 1, 2017. We expect operating, maintenance and management costs to decrease in future periods due to anticipated dispositions of real estate properties, offset by general increases due to inflation.
Real estate taxes and insurance decreased from $5.2 million for the three months ended June 30, 2017 to $4.4 million for the three months ended June 30, 2018, primarily due to the disposition of real estate properties subsequent to April 1, 2017 and higher real estate taxes during the three months ended June 30, 2017 related to a real estate property held throughout both periods as a result of an expense true-up recorded during the period based on a higher property tax assessed value. We expect real estate taxes and insurance to decrease in future periods due to anticipated dispositions of real estate properties, partially offset by increases due to higher property tax assessed value.
Asset management fees with respect to our real estate and real estate-related investments decreased from $2.9 million for the three months ended June 30, 2017 to $2.7 million for the three months ended June 30, 2018, primarily due to the disposition of real estate properties and payoff of our real estate loan receivable subsequent to April 1, 2017. All asset management fees incurred as of June 30, 2018 have been paid. We expect asset management fees to decrease in future periods due to anticipated dispositions of real estate properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses increased from $1.0 million for the three months ended June 30, 2017 to $1.2 million for the three months ended June 30, 2018. This increase was primarily due to professional fees incurred related to the Special Committee’s engagement of Evercore to act as our financial advisor and legal fees related to the assessment of strategic alternatives during the three months ended June 30, 2018. We did not incur such costs during the three months ended June 30, 2017.
Depreciation and amortization decreased from $13.5 million for the three months ended June 30, 2017 to $12.5 million for the three months ended June 30, 2018 due to the disposition of real estate properties subsequent to April 1, 2017 and as a result of lease expirations related to properties held throughout both periods, partially offset by the acceleration of amortization of tenant improvement costs and tenant origination and absorption costs in connection with Union Bank’s early lease termination. We expect depreciation and amortization to decrease in future periods due to anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations.
Interest expense remained consistent at $4.3 million for the three months ended June 30, 2018 and 2017. Included in interest expense for the three months ended June 30, 2018 and 2017 were $0.3 million and $0.3 million of amortization of deferred financing costs, respectively. During the three months ended June 30, 2017, we recorded $27,000 of unrealized gains on interest rate swaps. Interest expense decreased $0.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as a result of the overall decrease in our total debt outstanding due to loan repayments in connection with the disposition of real estate properties subsequent to April 1, 2017; however, this was offset by a $0.4 million increase in interest expense primarily due to an increase in one-month LIBOR and its impact on interest expense related to our variable rate debt. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facility and any debt repayments we make.
We recognized a gain on sale of real estate of $24.9 million related to the disposition of three office buildings that were part of an eight-building office campus during the three months ended June 30, 2018. During the three months ended June 30, 2017, we recognized a gain on sale of real estate of $7.9 million related to the disposition of one office property.
Comparison of the six months ended June 30, 2018 versus the six months ended June 30, 2017
The following table provides summary information about our results of operations for the six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2018	2017
Rental income	$59,592	$64,735	$(5,143)	(8)%	$(4,793)	$(350)
Tenant reimbursements	6,469	7,441	(972)	(13)%	(1,030)	58
Interest income from real estate loan receivable	434	528	(94)	(18)%	(94)	—
Other operating income	3,803	3,614	189	5%	(10)	199
Operating, maintenance and management costs	16,606	17,285	(679)	(4)%	(1,060)	381
Real estate taxes and insurance	9,247	10,077	(830)	(8)%	(811)	(19)
Asset management fees to affiliate	5,504	5,848	(344)	(6)%	(421)	77
General and administrative expenses	3,036	2,187	849	39%	n/a	n/a
Depreciation and amortization	26,350	27,313	(963)	(4)%	(1,216)	253
Interest expense	9,319	8,389	930	11%	(588)	1,518
Other interest income	487	49	438	894%	n/a	n/a
Loss from extinguishment of debt	(212)	—	(212)	(100)%	(212)	—
Gain on sale of real estate, net	24,884	7,863	17,021	216%	17,021	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 related to real estate and real estate-related investments disposed of or repaid on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 related to real estate investments owned by us throughout both periods presented.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements decreased from $72.2 million for the six months ended June 30, 2017 to $66.1 million for the six months ended June 30, 2018, primarily due to the disposition of real estate properties subsequent to January 1, 2017 and an overall decrease in portfolio occupancy of 2% related to real estate held throughout both periods, partially offset by an aggregate increase in average annualized base rent per square foot of 1.9% related to real estate held throughout both periods. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to anticipated dispositions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.5 million for the six months ended June 30, 2017 to $0.4 million for the six months ended June 30, 2018 due to the payoff of our last real estate loan receivable on June 1, 2018.
Operating, maintenance and management costs decreased from $17.3 million for the six months ended June 30, 2017 to $16.6 million for the six months ended June 30, 2018, primarily due to the sale of real estate properties subsequent to January 1, 2017, partially offset by an increase in snow removal expenses related to our properties located in the northeastern regions of the United States. We expect operating, maintenance and management costs to decrease in future periods due to anticipated dispositions of real estate properties, offset by general increases due to inflation.
Real estate taxes and insurance decreased from $10.1 million for the six months ended June 30, 2017 to $9.2 million for the six months ended June 30, 2018, primarily due to the disposition of real estate properties subsequent to January 1, 2017. We expect real estate taxes and insurance to decrease in future periods due to anticipated dispositions of real estate properties, partially offset by increases due to higher property tax assessed value.
Asset management fees with respect to our real estate and real estate-related investments decreased from $5.8 million for the six months ended June 30, 2017 to $5.5 million for the six months ended June 30, 2018, primarily due to the disposition of real estate properties and payoff of our real estate loan receivable subsequent to January 1, 2017. All asset management fees incurred as of June 30, 2018 have been paid. We expect asset management fees to decrease in future periods due to anticipated dispositions of real estate properties.
General and administrative expenses increased from $2.2 million for the six months ended June 30, 2017 to $3.0 million for the six months ended June 30, 2018. This increase was primarily due to professional fees incurred related to the Special Committee’s engagement of Evercore to act as our financial advisor and legal fees related to the assessment of strategic alternatives during the six months ended June 30, 2018. We did not incur such costs during the six months ended June 30, 2017.
Depreciation and amortization decreased from $27.3 million for the six months ended June 30, 2017 to $26.4 million for the six months ended June 30, 2018 due to the disposition of real estate properties subsequent to January 1, 2017 and as a result of lease expirations related to properties held throughout both periods, partially offset by the acceleration of amortization of tenant improvement costs and tenant origination and absorption costs in connection with Union Bank’s early lease termination. We expect depreciation and amortization to decrease in future periods due to anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations.
Interest expense increased from $8.4 million for the six months ended June 30, 2017 to $9.3 million for the six months ended June 30, 2018. Included in interest expense for the six months ended June 30, 2018 was $0.6 million of amortization of deferred financing costs and $0.3 million of debt refinancing costs. Included in interest expense for the six months ended June 30, 2017 was $0.6 million of amortization of deferred financing costs. During the six months ended June 30, 2017, we recorded $0.1 million of unrealized gains on interest rate swaps. The increase in interest expense is primarily due to the increase in one-month LIBOR and its impact on interest expense related to our variable rate debt, partially offset by an overall decrease in our total debt outstanding due to loan repayments in connection with the disposition of real estate properties subsequent to January 1, 2017. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facility and any debt repayments we make.
We recognized a gain on sale of real estate of $24.9 million related to the disposition of three office buildings that were part of an eight-building office campus during the six months ended June 30, 2018. During the six months ended June 30, 2017, we recognized a gain on sale of real estate of $7.9 million related to the disposition of one office property.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties and real estate-related investments sold, held for sale or repaid during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2018 and 2017, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$26,374	$10,354	$25,395	$13,131
Depreciation of real estate assets	8,878	8,990	18,026	18,091
Amortization of lease-related costs	3,612	4,487	8,324	9,222
Gain on sale of real estate, net	(24,884)	(7,863)	(24,884)	(7,863)
FFO	13,980	15,968	26,861	32,581
Straight-line rent and amortization of above- and below-market leases	1,442	(669)	2,496	(1,377)
Amortization of discounts and closing costs	2	1	3	2
Unrealized gains on derivative instruments	—	(27)	—	(101)
Loss from extinguishment of debt	120	—	212	—
MFFO	$15,544	$15,273	$29,572	$31,105

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first and second quarters of 2018 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share(1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2018	$11,309	$0.060	$11,791	$17,328
Second Quarter 2018	11,420	0.061	11,551	21,565
	$22,729	$0.121	$23,342	$38,893
_____________________
(1) Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the six months ended June 30, 2018, we paid aggregate distributions of $23.3 million, all of which were paid in cash. FFO and cash flow from operations for the six months ended June 30, 2018 were $26.9 million and $38.9 million, respectively. We funded our total distributions paid with $23.3 million of current period cash flow from operations. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under our mortgage loan investment).
During the six months ended June 30, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. During the year ended December 31, 2017, we sold two office properties. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2018.
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
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and six months ended June 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $0.4 million and $0.8 million and were included in tenant reimbursements on the accompanying statements of operations.
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
Distributions Paid
On July 2, 2018, we paid distributions of $3.8 million, which related to distributions declared for June 2018 in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on June 20, 2018. On August 1, 2018, we paid distributions of $3.9 million, which related to distributions declared for July 2018 in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on July 20, 2018.
Distributions Authorized
On August 7, 2018, our board of directors authorized an August 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on August 20, 2018, which we expect to pay in September 2018, and a September 2018 distribution in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on September 20, 2018, which we expect to pay in October 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, to fund the financing and refinancing of our real estate investment portfolio and to fund our operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future payments on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2018, the fair value of our fixed rate debt was $41.4 million and the outstanding principal balance of our fixed rate debt was $42.4 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2018. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $375.0 million of variable rate debt outstanding. Based on interest rates as of June 30, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2019, interest expense on our variable rate debt would increase or decrease by $3.8 million.
The interest rates of our fixed rate debt and variable rate debt as of June 30, 2018 were 3.5% and 3.4%, respectively. The interest rates represent the actual interest rate in effect as of June 30, 2018, using interest rate indices as of June 30, 2018, where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2018, each as filed with the SEC.

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
The only redemptions we made under our share redemption program during the six months ended June 30, 2018 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the six months ended June 30, 2018 with existing cash on hand.
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

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2018, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	97,178	$4.89	(3)
February 2018	55,218	$4.89	(3)
March 2018	108,696	$4.89	(3)
April 2018	52,009	$4.89	(3)
May 2018	89,704	$4.89	(3)
June 2018	101,223	$4.89	(3)
Total	504,028
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
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the six months ended June 30, 2018, we redeemed $2.5 million of shares, which represented all redemption requests received in good order and eligible for redemption through the June 2018 redemption date. Based on the redemption limitations described above and redemptions through June 30, 2018, we may redeem up to $7.5 million of shares in connection with Special Redemptions for the remainder of 2018.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 21, 2018, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 21, 2018

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	August 8, 2018	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 8, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)