Form 10-Q
period 2018-09-30
KBS Real Estate Investment Trust II, Inc.
filed 2018-11-07
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 2, 2018, there were 186,672,158 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
September 30, 2018

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate:
Land	$158,036	$158,036
Buildings and improvements	936,053	918,587
Tenant origination and absorption costs	41,568	53,901
Total real estate held for investment, cost	1,135,657	1,130,524
Less accumulated depreciation and amortization	(178,448)	(166,372)
Total real estate held for investment, net	957,209	964,152
Real estate held for sale, net	—	66,717
Total real estate, net	957,209	1,030,869
Real estate loan receivable, net	—	13,923
Total real estate and real estate-related investments, net	957,209	1,044,792
Cash and cash equivalents	80,578	81,017
Restricted cash	12,754	5,626
Rents and other receivables, net	58,847	59,872
Above-market leases, net	421	2,118
Assets related to real estate held for sale	—	2,927
Prepaid expenses and other assets	28,347	28,758
Total assets	$1,138,156	$1,225,110
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$415,195	$407,719
Notes payable related to real estate held for sale, net	—	94,580
Total notes payable, net	415,195	502,299
Accounts payable and accrued liabilities	20,126	13,166
Due to affiliate	113	84
Distributions payable	3,754	4,376
Below-market leases, net	422	984
Liabilities related to real estate held for sale	—	320
Other liabilities	17,777	9,299
Total liabilities	457,387	530,528
Commitments and contingencies (Note 10)
Redeemable common stock	5,498	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 186,745,659 and 187,666,302 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,868	1,877
Additional paid-in capital	1,673,776	1,673,767
Cumulative distributions in excess of net income	(1,000,373)	(991,062)
Total stockholders’ equity	675,271	684,582
Total liabilities and stockholders’ equity	$1,138,156	$1,225,110
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$28,415	$30,649	$88,007	$95,384
Tenant reimbursements	2,558	3,401	9,027	10,842
Interest income from real estate loans receivable	—	267	434	795
Other operating income	1,709	1,827	5,512	5,441
Total revenues	32,682	36,144	102,980	112,462
Expenses:
Operating, maintenance, and management	8,773	8,315	25,379	25,600
Real estate taxes and insurance	4,387	5,014	13,634	15,092
Asset management fees to affiliate	2,688	2,899	8,192	8,746
General and administrative expenses	1,416	1,119	4,452	3,307
Depreciation and amortization	12,077	13,458	38,427	40,771
Interest expense	4,175	4,558	13,494	12,947
Total expenses	33,516	35,363	103,578	106,463
Other income:
Other interest income	380	118	867	167
Loss from extinguishment of debt	—	—	(212)	—
Gain on sale of real estate, net	—	—	24,884	7,863
Total other income	380	118	25,539	8,030
Net (loss) income	$(454)	$899	$24,941	$14,029
Net income per common share, basic and diluted	$—	$—	$0.13	$0.07
Weighted-average number of common shares outstanding, basic and diluted	186,968,315	188,085,093	187,293,455	188,390,374
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2017 and the Nine Months Ended September 30, 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2016	188,719,952	$1,887	$1,679,524	$(964,504)	$716,907
Net income	—	—	—	25,114	25,114
Redemptions of common stock	(1,053,650)	(10)	(5,757)	—	(5,767)
Distributions declared	—	—	—	(51,672)	(51,672)
Balance, December 31, 2017	187,666,302	$1,877	$1,673,767	$(991,062)	$684,582
Net income	—	—	—	24,941	24,941
Redemptions of common stock	(920,643)	(9)	(4,493)	—	(4,502)
Transfers from redeemable common stock	—	—	4,502	—	4,502
Distributions declared	—	—	—	(34,252)	(34,252)
Balance, September 30, 2018	186,745,659	$1,868	$1,673,776	$(1,000,373)	$675,271
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$24,941	$14,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,427	40,771
Noncash interest income on real estate-related investments	3	3
Deferred rent	3,096	(1,549)
Bad debt expense	213	264
Amortization of above- and below-market leases, net	948	540
Amortization of deferred financing costs	940	841
Unrealized gains on derivative instruments	—	(101)
Loss from extinguishment of debt	212	—
Gain on sale of real estate, net	(24,884)	(7,863)
Changes in operating assets and liabilities:
Rents and other receivables	(2,391)	(1,163)
Prepaid expenses and other assets	(2,601)	(2,302)
Accounts payable and accrued liabilities	3,180	(1,097)
Due to affiliate	29	10
Other liabilities	8,478	520
Net cash provided by operating activities	50,591	42,903
Cash Flows from Investing Activities:
Proceeds from sale of real estate	94,015	45,689
Improvements to real estate	(24,205)	(10,131)
Principal repayments on real estate loans receivable	13,920	112
Net cash provided by investing activities	83,730	35,670
Cash Flows from Financing Activities:
Proceeds from note payable	375,000	—
Principal payments on notes payable	(460,446)	(2,615)
Payments of deferred financing costs	(2,810)	(735)
Payments to redeem common stock	(4,502)	(4,600)
Distributions paid to common stockholders	(34,874)	(38,931)
Net cash used in financing activities	(127,632)	(46,881)
Net increase in cash and cash equivalents and restricted cash	6,689	31,692
Cash and cash equivalents and restricted cash, beginning of period	86,643	48,009
Cash and cash equivalents and restricted cash, end of period	$93,332	$79,701
Supplemental Disclosure of Cash Flow Information:
Interest paid	$12,663	$12,076
Supplemental Disclosure of Noncash Transactions:
Increase in accrued improvements to real estate	$3,780	$1,421
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of September 30, 2018, the Company owned eight office properties and an office campus consisting of five office buildings.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of September 30, 2018, the Company had redeemed 26,859,478 shares sold in the Offering for $250.3 million.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
September 30, 2018
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2018 and 2017, respectively.
Distributions declared per common share were $0.062 and $0.183 in the aggregate for the three and nine months ended September 30, 2018, respectively, and $0.069 and $0.205 in the aggregate for the three and nine months ended September 30, 2017, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2018 through September 2018 and January 2017 through September 2017.
Segments
The Company invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of September 30, 2018, the Company aggregated its investments in real estate properties into one reportable business segment.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the nine months ended September 30, 2018, the Company sold three office buildings that were part of an eight-building office campus. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
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
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and nine months ended September 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $0.5 million and $1.3 million and were included in tenant reimbursements on the accompanying statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
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
September 30, 2018
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
The Company is currently evaluating the impact of adopting the new lease accounting standards on its consolidated financial statements. The Company is in process of creating an inventory of its leases where the Company may be a lessee to assess the potential impact to the Company’s financial statements upon adoption of the new lease accounting standards.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.   ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements.  ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurements.  In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is still evaluating the impact of adopting ASU No. 2018-13 on its financial statements, but does not expect the adoption of ASU No. 2018-13 to have a material impact on its financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2018, the Company’s portfolio of real estate held for investment was composed of eight office properties and an office campus consisting of five office buildings, encompassing in the aggregate approximately 4.5 million rentable square feet. As of September 30, 2018, the Company’s real estate portfolio was 81% occupied. The following table summarizes the Company’s real estate portfolio as of September 30, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$154,246	$(15,212)	$139,034
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	161,577	(20,213)	141,364
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	108,174	(21,284)	86,890
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	81,738	(12,760)	68,978
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	185,271	(26,913)	158,358
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	31,874	(7,760)	24,114
Granite Tower	12/16/2010	Denver	CO	Office	137,362	(29,160)	108,202
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,383	(21,885)	97,498
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	156,032	(23,261)	132,771
					$1,135,657	$(178,448)	$957,209

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

As of September 30, 2018, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Union Bank Plaza	Los Angeles, CA	627,334	$158,358	13.9%	$20,321	$43.32	75%
300-600 Campus Drive Buildings	Florham Park, NJ	578,424	141,364	12.4%	17,865	33.63	92%
100 & 200 Campus Drive Buildings	Florham Park, NJ	590,458	139,034	12.2%	13,107	31.59	70%
Corporate Technology Centre	San Jose, CA	415,700	132,771	11.7%	10,938	34.29	77%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2018, the leases had remaining terms, excluding options to extend, of up to 13.1 years with a weighted-average remaining term of 4.8 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.6 million and $2.6 million as of September 30, 2018 and December 31, 2017, respectively.
During the nine months ended September 30, 2018 and 2017, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(3.1) million and $1.5 million, respectively. As of September 30, 2018 and December 31, 2017, the cumulative deferred rent balance was $55.9 million and $57.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $9.6 million and $9.5 million of unamortized lease incentives as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

October 1, 2018 through December 31, 2018	$26,911
2019	104,973
2020	99,932
2021	88,416
2022	66,238
Thereafter	219,161
$605,631

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

As of September 30, 2018, the Company had approximately 182 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	31	$26,739	22.9%
Legal Services	33	15,017	12.9%
Mining, Oil & Gas Extraction	4	13,674	11.7%
Computer System Design & Programming	3	11,895	10.2%
		$67,325	57.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of September 30, 2018. During the nine months ended September 30, 2018 and 2017, the Company recorded bad debt expense of $0.2 million and $0.3 million, respectively. As of September 30, 2018, the Company had a bad debt expense reserve of approximately $0.3 million, which represented less than 1% of its annualized base rent.
As of September 30, 2018, the Company had a concentration of credit risk related to the following tenant lease that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2) (3)
Union Bank	Union Bank Plaza	Finance	295,563	6.5%	$13,687	11.7%	$46.31	01/31/2022
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of September 30, 2018 and does not take into account any tenant renewal options. Pursuant to a lease amendment that the Company entered into with Union Bank on December 31, 2017, Union Bank surrendered 15,829 rentable square feet of its total rentable square footage on March 31, 2018 and 31,320 rentable square feet of its total rentable square footage on June 30, 2018. In addition, Union Bank also surrendered 321 parking area passes on March 31, 2018. During the nine months ended September 30, 2018, the Company received $11.4 million of lease termination fees from Union Bank, of which $2.2 million was recognized as rental income in the accompanying consolidated statements of operations for the nine months ended September 30, 2018, and $9.2 million was deferred as of September 30, 2018 and included in other liabilities on the accompanying consolidated balance sheets.
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
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Geographic Concentration Risk
As of September 30, 2018, the Company’s net investments in real estate in California and New Jersey represented 25.6% and 24.6% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Cost	$41,568	$53,901	$12,804	$13,650	$(5,011)	$(6,703)
Accumulated amortization	(26,375)	(33,042)	(12,383)	(11,532)	4,589	5,719
Net amount	$15,193	$20,859	$421	$2,118	$(422)	$(984)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(1,410)	$(2,281)	$(555)	$(593)	$144	$383

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(5,815)	$(7,218)	$(1,697)	$(1,765)	$749	$1,225

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2017, the Company, through an indirect wholly owned subsidiary, had originated the following real estate loan receivable, which was paid off in full on June 1, 2018 (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2018	Book Value as of September 30, 2018 (1)	Book Value as of December 31, 2017 (1)	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
Sheraton Charlotte Airport Hotel First Mortgage (2) Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$—	$—	$13,923	(2)	(2)	(2)
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
The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2018 (in thousands):

Real estate loan receivable - December 31, 2017	$13,923
Principal repayments received on the real estate loan receivable	(13,920)
Amortization of closing costs and origination fees on the real estate loan receivable	(3)
Real estate loan receivable - September 30, 2018	$—
For the three and nine months ended September 30, 2018 and 2017, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest income	$—	$268	$437	$798
Amortization of closing costs and origination fees	—	(1)	(3)	(3)
Interest income from real estate loan receivable	$—	$267	$434	$795

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
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
During the nine months ended September 30, 2018, the Company sold three office buildings that were part of an eight-building office campus. During the year ended December 31, 2017, the Company sold two office properties. The results of operations for the properties sold during the nine months ended September 30, 2018 and the year ended December 31, 2017 are included in continuing operations on the Company’s consolidated statements of operations. As of September 30, 2018, the Company did not have any real estate properties held for sale. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2017 and nine months ended September 30, 2018, which were included in continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental income	$—	$1,701	$2,253	$8,747
Tenant reimbursements	(79)	484	378	1,981
Total revenues	(79)	2,185	2,631	10,728
Expenses
Operating, maintenance, and management	11	235	131	1,415
Real estate taxes and insurance	(106)	444	278	1,639
Asset management fees to affiliate	—	241	222	884
General and administrative expenses	15	55	29	78
Depreciation and amortization	(3)	814	720	2,753
Interest expense	—	576	588	1,752
Total expenses	$(83)	$2,365	$1,968	$8,521
The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2017 (in thousands). No real estate properties were held for sale as of September 30, 2018.

	September 30, 2018	December 31, 2017
Assets related to real estate held for sale
Total real estate, at cost	$—	$76,921
Accumulated depreciation and amortization	—	(10,204)
Real estate held for sale, net	—	66,717
Other assets	—	2,927
Total assets related to real estate held for sale	$—	$69,644
Liabilities related to real estate held for sale
Notes payable, net	—	94,580
Other liabilities	—	320
Total liabilities related to real estate held for sale	$—	$94,900

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

7.	NOTES PAYABLE
As of September 30, 2018 and December 31, 2017, the Company’s notes payable, including notes payable related to real estate held for sale as of December 31, 2017, consisted of the following (dollars in thousands):

	Book Value as of September 30, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of September 30, 2018 (1)	Effective Interest Rate as of September 30, 2018 (1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$—	$52,638	(3)	(3)	(3)	(3)
Union Bank Plaza Mortgage Loan (3)	—	105,000	(3)	(3)	(3)	(3)
Portfolio Mortgage Loan #1 (3)	—	59,651	(3)	(3)	(3)	(3)
Portfolio Mortgage Loan #3 (3)	—	54,000	(3)	(3)	(3)	(3)
Corporate Technology Centre Mortgage Loan (4)	42,187	138,219	3.50%	3.5%	Principal & Interest	04/01/2020
300-600 Campus Drive Revolving Loan (3)	—	93,125	(3)	(3)	(3)	(3)
Portfolio Loan Facility (5)	375,000	—	One-month LIBOR + 1.45%	3.6%	Interest Only	03/29/2020
Total notes payable principal outstanding	$417,187	$502,633
Deferred financing costs, net	(1,992)	(334)
Total notes payable, net	$415,195	$502,299
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2018, using interest rate indices as of September 30, 2018, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On March 29, 2018, the Company paid off the outstanding balances under these loans with proceeds from the Portfolio Loan Facility. See footnote (5) below.
(4) In connection with the sales of three of the eight buildings at Corporate Technology Centre during the nine months ended September 30, 2018, the Company made a partial paydown on the Corporate Technology Centre Mortgage Loan.
(5) On March 29, 2018, the Company, through indirect wholly owned subsidiaries, entered into a loan facility (the “Portfolio Loan Facility”) for an amount of up to $500.0 million, of which $375.0 million is term debt and $125.0 million is revolving debt. The Portfolio Loan Facility was used to pay off the Amended and Restated Portfolio Revolving Loan Facility, the Union Bank Plaza Mortgage Loan, Portfolio Mortgage Loan #1, Portfolio Mortgage Loan #3 and the 300-600 Campus Drive Revolving Loan. The Portfolio Loan Facility is secured by the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Willow Oaks Corporate Center, Pierre Laclede Center, Union Bank Plaza, Emerald View at Vista Center, Granite Tower and Fountainhead Plaza. As of September 30, 2018, $375.0 million of term debt of the Portfolio Loan Facility was outstanding and $125.0 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
During the three and nine months ended September 30, 2018, the Company incurred $4.2 million and $13.5 million of interest expense, respectively. During the three and nine months ended September 30, 2017, the Company incurred $4.6 million and $12.9 million of interest expense, respectively. As of September 30, 2018 and December 31, 2017, $1.3 million and $1.4 million, respectively, of interest expense were payable. Included in interest expense for the three and nine months ended September 30, 2018 were $0.3 million and $0.9 million of amortization of deferred financing costs, respectively. Also included in interest expense for the nine months ended September 30, 2018 was $0.3 million of debt refinancing costs. Included in interest expense for the three and nine months ended September 30, 2017 were $0.2 million and $0.8 million of amortization of deferred financing costs, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2018 (in thousands):

October 1, 2018 through December 31, 2018	$319
2019	1,304
2020	415,564
$417,187
Certain of the Company’s notes payable contain financial debt covenants. As of September 30, 2018, the Company was in compliance with these debt covenants.

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
September 30, 2018
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of September 30, 2018 and December 31, 2017, which carrying amounts do not generally approximate the fair values (in thousands):

	September 30, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$—	$—	$—	$13,921	$13,923	$13,960
Financial liabilities:
Notes payable	$417,187	$415,195	$416,252	$502,633	$502,299	$500,683
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
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

On January 6, 2014, the Company, together with KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2018, the Company renewed its participation in the program. At renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. The program is effective through June 30, 2019. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage.
During the nine months ended September 30, 2018 and 2017, no other business transactions occurred between the Company and KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2018 and 2017, respectively, and any related amounts payable as of September 30, 2018 and December 31, 2017 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Expensed
Asset management fees	$2,688	$2,899	$8,192	$8,746	$—	$—
Reimbursement of operating expenses (1)	69	63	246	188	113	84
Disposition fees (2)	—	—	972	470	—	—
	$2,757	$2,962	$9,410	$9,404	$113	$84
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $53,000 and $63,000 for the three months ended September 30, 2018 and 2017, respectively, and $181,000 and $167,000 for the nine months ended September 30, 2018 and 2017, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the nine months ended September 30, 2018 and 2017. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
During each of the nine months ended September 30, 2018 and 2017, the Advisor reimbursed the Company $0.1 million for property insurance rebates.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2018.
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
Distributions Paid
On October 1, 2018, the Company paid distributions of $3.8 million, which related to distributions declared for September 2018 in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on September 20, 2018. On November 1, 2018, the Company paid distributions of $3.9 million, which related to distributions declared for October 2018 in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on October 19, 2018.
Distributions Authorized
On November 5, 2018, the Company’s board of directors authorized a November 2018 distribution in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on November 20, 2018, which the Company expects to pay in December 2018, and a December 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on December 19, 2018, which the Company expects to pay in January 2019.

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

•
We have used proceeds from financings, when necessary, to fund a portion of our distributions during our operational stage. We currently expect that our distributions will generally be paid from cash flow from operations and funds from operations from current or prior periods, except with respect to distributions paid from the net proceeds from the sale of real estate. We can give no assurance regarding the timing, amount or source of future distributions.

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

•
During the nine months ended September 30, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. During the year ended December 31, 2017, we sold two office properties. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

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
We invested in a diverse portfolio of real estate and real estate-related investments. As of September 30, 2018, we owned eight office properties and an office campus consisting of five office buildings.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of September 30, 2018, we had redeemed 26,859,478 shares sold in our offering for $250.3 million.
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
Our focus in 2018 is to: continue to strategically sell assets and consider special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital projects, such as renovations or amenity enhancements, to attract quality buyers; and continue to assess strategic alternatives.
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness.  Further, increases in interest rates would increase the amount of our debt payments under our portfolio loan facility. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; Special Redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders. We intend to use our cash on hand, cash flow generated by our real estate properties, proceeds from debt financing and proceeds from the sale of real estate properties as our primary sources of immediate and long-term liquidity.
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 6, 2017, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2018 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of September 30, 2018, we had $5.5 million available for Special Redemptions for the remainder of 2018.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2018, our real estate properties were 81% occupied and our bad debt reserve was less than 1% of annualized base rent.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the nine months ended September 30, 2018, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand and proceeds from debt refinancing. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We paid distributions to our stockholders during the nine months ended September 30, 2018 using current period cash flow from operations. We believe that our cash on hand, cash flow from operations, availability under our credit facility and proceeds from the sales of real estate properties will be sufficient to meet our liquidity needs for the foreseeable future.
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
Cash Flows from Operating Activities
As of September 30, 2018, we owned eight office properties and an office campus consisting of five office buildings.
During the nine months ended September 30, 2018, net cash provided by operating activities was $50.6 million, compared to $42.9 million during the nine months ended September 30, 2017. The increase in net cash provided by operating activities was primarily due to lease termination fees received in 2018. We anticipate cash flows from operating activities to decrease as a result of additional asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $83.7 million for the nine months ended September 30, 2018 and consisted of the following:

•	$94.0 million of net proceeds from the sale of three office buildings that were part of an eight-building office campus;

•	$24.2 million used for improvements to real estate; and

•	$13.9 million of cash received from the repayment of our real estate loan receivable.
Cash Flows from Financing Activities
During the nine months ended September 30, 2018, net cash used in financing activities was $127.6 million and consisted of the following:

•	$375.0 million of proceeds from notes payable;

•	$460.4 million of principal payments on notes payable;

•	$34.9 million of cash used for distributions;

•	$2.8 million of payments of deferred financing costs; and

•	$4.5 million of cash used for redemptions of common stock.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the acquisition and origination of our assets and pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. With respect to investments in loans and any investments other than real estate, we paid our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount included any portion of the investment that was debt financed and was inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. We also continue to reimburse our advisor and our dealer manager for certain stockholder services.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2018, we had $80.6 million of cash and cash equivalents and up to $125.0 million available for future disbursements under one credit facility, subject to certain conditions and restrictions set forth in the loan agreement, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2018, our borrowings and other liabilities were approximately 31% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019	2020
Outstanding debt obligations (1)	$417,187	$319	$1,304	$415,564
Interest payments on outstanding debt obligations (2)	22,219	3,727	14,771	3,721
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2018 (consisting of the contractual interest rate). We incurred interest expense of $12.3 million, excluding amortization of deferred financing costs of $0.9 million and debt refinancing costs of $0.3 million during the nine months ended September 30, 2018.
Results of Operations
Overview
As of September 30, 2017, we owned nine office properties, an office campus consisting of eight office buildings and one real estate loan receivable. Subsequent to September 30, 2017, we sold one office property and three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. As a result, as of September 30, 2018, we owned eight office properties and an office campus consisting of five office buildings. The results of operations presented for the three and nine months ended September 30, 2018 and 2017 are not directly comparable due to the dispositions of real estate properties and the payoff of our real estate loan receivable. In general, we expect income and expenses to decrease in future periods due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2018 versus the three months ended September 30, 2017
The following table provides summary information about our results of operations for the three months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2018	2017
Rental income	$28,415	$30,649	$(2,234)	(7)%	$(1,701)	$(533)
Tenant reimbursements	2,558	3,401	(843)	(25)%	(558)	(285)
Interest income from real estate loan receivable	—	267	(267)	(100)%	(267)	—
Other operating income	1,709	1,827	(118)	(6)%	(5)	(113)
Operating, maintenance and management costs	8,773	8,315	458	6%	(224)	682
Real estate taxes and insurance	4,387	5,014	(627)	(13)%	(550)	(77)
Asset management fees to affiliate	2,688	2,899	(211)	(7)%	(267)	56
General and administrative expenses	1,416	1,119	297	27%	n/a	n/a
Depreciation and amortization	12,077	13,458	(1,381)	(10)%	(817)	(564)
Interest expense	4,175	4,558	(383)	(8)%	(576)	193
Other interest income	380	118	262	222%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 related to real estate and real estate-related investments disposed of or repaid on or after July 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 related to real estate investments owned by us throughout both periods presented.
Rental income and tenant reimbursements decreased from $34.1 million for the three months ended September 30, 2017 to $31.0 million for the three months ended September 30, 2018, primarily due to the disposition of real estate properties subsequent to July 1, 2017 and an overall decrease in portfolio occupancy of 3% related to real estate held throughout both periods, partially offset by an aggregate increase in average annualized base rent per square foot of 2.0% related to real estate held throughout both periods. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to anticipated dispositions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, was $0.3 million for the three months ended September 30, 2017. The borrower under our last real estate loan receivable paid off the entire principal balance due on June 1, 2018.
Operating, maintenance and management costs increased from $8.3 million for the three months ended September 30, 2017 to $8.8 million for the three months ended September 30, 2018, primarily due to utility costs, repair and maintenance costs, and marketing and advertising costs for properties held throughout both periods, partially offset by a decrease in operating, maintenance and management costs due to the sale of real estate properties subsequent to July 1, 2017. We expect operating, maintenance and management costs to decrease in future periods due to anticipated dispositions of real estate properties, offset by general increases due to inflation.
Real estate taxes and insurance decreased from $5.0 million for the three months ended September 30, 2017 to $4.4 million for the three months ended September 30, 2018, primarily due to the disposition of real estate properties subsequent to July 1, 2017. We expect real estate taxes and insurance to decrease in future periods due to anticipated dispositions of real estate properties, partially offset by increases due to higher property tax assessed value.
Asset management fees with respect to our real estate and real estate-related investments decreased from $2.9 million for the three months ended September 30, 2017 to $2.7 million for the three months ended September 30, 2018, primarily due to the disposition of real estate properties and payoff of our real estate loan receivable subsequent to July 1, 2017. All asset management fees incurred as of September 30, 2018 have been paid. We expect asset management fees to decrease in future periods due to anticipated dispositions of real estate properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses increased from $1.1 million for the three months ended September 30, 2017 to $1.4 million for the three months ended September 30, 2018. This increase was primarily due to professional fees incurred related to the Special Committee’s engagement of Evercore to act as our financial advisor during the three months ended September 30, 2018. We did not incur such costs during the three months ended September 30, 2017.
Depreciation and amortization decreased from $13.5 million for the three months ended September 30, 2017 to $12.1 million for the three months ended September 30, 2018 due to the disposition of real estate properties subsequent to July 1, 2017 and as a result of lease terminations and lease expirations related to properties held throughout both periods, partially offset by an increase in depreciation and amortization due to building improvements related to a property held throughout both periods. We expect depreciation and amortization to decrease in future periods due to anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations.
Interest expense decreased from $4.6 million for the three months ended September 30, 2017 to $4.2 million for the three months ended September 30, 2018. Included in interest expense for the three months ended September 30, 2018 and 2017 were $0.3 million and $0.2 million of amortization of deferred financing costs, respectively. Interest expense decreased $0.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as a result of the overall decrease in our total debt outstanding due to loan repayments in connection with the disposition of real estate properties subsequent to July 1, 2017; however, this was offset by a $0.2 million increase in interest expense primarily due to an increase in one-month LIBOR and its impact on interest expense related to our variable rate debt. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facility and any debt repayments we make.
Other interest income increased from $0.1 million for the three months ended September 30, 2017 to $0.4 million for the three months ended September 30, 2018 due to the increase in interest rates earned on our cash equivalents.  We expect other interest income to vary in future periods to the extent we have cash on hand and based on fluctuations in interest rates.
Comparison of the nine months ended September 30, 2018 versus the nine months ended September 30, 2017
The following table provides summary information about our results of operations for the nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2018	2017
Rental income	$88,007	$95,384	$(7,377)	(8)%	$(6,494)	$(883)
Tenant reimbursements	9,027	10,842	(1,815)	(17)%	(1,588)	(227)
Interest income from real estate loan receivable	434	795	(361)	(45)%	(361)	—
Other operating income	5,512	5,441	71	1%	(15)	86
Operating, maintenance and management costs	25,379	25,600	(221)	(1)%	(1,284)	1,063
Real estate taxes and insurance	13,634	15,092	(1,458)	(10)%	(1,361)	(97)
Asset management fees to affiliate	8,192	8,746	(554)	(6)%	(688)	134
General and administrative expenses	4,452	3,307	1,145	35%	n/a	n/a
Depreciation and amortization	38,427	40,771	(2,344)	(6)%	(2,033)	(311)
Interest expense	13,494	12,947	547	4%	(1,164)	1,711
Other interest income	867	167	700	419%	n/a	n/a
Loss from extinguishment of debt	(212)	—	(212)	(100)%	(212)	—
Gain on sale of real estate, net	24,884	7,863	17,021	216%	17,021	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 related to real estate and real estate-related investments disposed of or repaid on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 related to real estate investments owned by us throughout both periods presented.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements decreased from $106.2 million for the nine months ended September 30, 2017 to $97.0 million for the nine months ended September 30, 2018, primarily due to the disposition of real estate properties subsequent to January 1, 2017 and an overall decrease in portfolio occupancy of 3% related to real estate held throughout both periods, partially offset by an aggregate increase in average annualized base rent per square foot of 2.0% related to real estate held throughout both periods. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to anticipated dispositions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $0.8 million for the nine months ended September 30, 2017 to $0.4 million for the nine months ended September 30, 2018 due to the payoff of our last real estate loan receivable on June 1, 2018.
Operating, maintenance and management costs decreased from $25.6 million for the nine months ended September 30, 2017 to $25.4 million for the nine months ended September 30, 2018, primarily due to the sale of real estate properties subsequent to January 1, 2017, offset by an increase in snow removal expenses related to our properties located in the northeastern regions of the United States and an increase in marketing and advertising costs, utility costs and repair and maintenance costs for properties held throughout both periods. We expect operating, maintenance and management costs to decrease in future periods due to anticipated dispositions of real estate properties, offset by general increases due to inflation.
Real estate taxes and insurance decreased from $15.1 million for the nine months ended September 30, 2017 to $13.6 million for the nine months ended September 30, 2018, primarily due to the disposition of real estate properties subsequent to January 1, 2017. We expect real estate taxes and insurance to decrease in future periods due to anticipated dispositions of real estate properties, partially offset by increases due to higher property tax assessed value.
Asset management fees with respect to our real estate and real estate-related investments decreased from $8.7 million for the nine months ended September 30, 2017 to $8.2 million for the nine months ended September 30, 2018, primarily due to the disposition of real estate properties and payoff of our real estate loan receivable subsequent to January 1, 2017, offset by an increase in asset management fees for properties held throughout both periods due to an increase in building improvements. All asset management fees incurred as of September 30, 2018 have been paid. We expect asset management fees to decrease in future periods due to anticipated dispositions of real estate properties.
General and administrative expenses increased from $3.3 million for the nine months ended September 30, 2017 to $4.5 million for the nine months ended September 30, 2018. This increase was primarily due to professional fees incurred related to the Special Committee’s engagement of Evercore to act as our financial advisor during the nine months ended September 30, 2018. We did not incur such costs during the nine months ended September 30, 2017.
Depreciation and amortization decreased from $40.8 million for the nine months ended September 30, 2017 to $38.4 million for the nine months ended September 30, 2018 due to the disposition of real estate properties subsequent to January 1, 2017 and as a result of lease expirations related to properties held throughout both periods, partially offset by an increase in depreciation and amortization relating to Union Bank’s early lease termination and the building improvements placed in service during 2018 at Willow Oaks. We expect depreciation and amortization to decrease in future periods due to anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations.
Interest expense increased from $12.9 million for the nine months ended September 30, 2017 to $13.5 million for the nine months ended September 30, 2018. Included in interest expense for the nine months ended September 30, 2018 was $0.9 million of amortization of deferred financing costs and $0.3 million of debt refinancing costs. Included in interest expense for the nine months ended September 30, 2017 was $0.8 million of amortization of deferred financing costs. During the nine months ended September 30, 2017, we recorded $0.1 million of unrealized gains on interest rate swaps. The increase in interest expense is primarily due to the increase in one-month LIBOR and its impact on interest expense related to our variable rate debt, partially offset by an overall decrease in our total debt outstanding due to loan repayments in connection with the disposition of real estate properties subsequent to January 1, 2017. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facility and any debt repayments we make.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other interest income increased from $0.2 million for the nine months ended September 30, 2017 to $0.9 million for the nine months ended September 30, 2018 due to the increase in interest rates earned on our cash equivalents.  We expect other interest income to vary in future periods to the extent we have cash on hand and based on fluctuations in interest rates.
We recognized a gain on sale of real estate of $24.9 million related to the disposition of three office buildings that were part of an eight-building office campus during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we recognized a gain on sale of real estate of $7.9 million related to the disposition of one office property.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(454)	$899	$24,941	$14,029
Depreciation of real estate assets	8,947	9,120	26,973	27,211
Amortization of lease-related costs	3,130	4,338	11,454	13,560
Gain on sale of real estate, net	—	—	(24,884)	(7,863)
FFO	11,623	14,357	38,484	46,937
Straight-line rent and amortization of above- and below-market leases	1,560	368	4,147	(1,009)
Amortization of discounts and closing costs	—	1	3	3
Unrealized gains on derivative instruments	—	—	—	(101)
Loss from extinguishment of debt	—	—	212	—
MFFO	$13,183	$14,726	$42,846	$45,830
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first, second and third quarters of 2018 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share(1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2018	$11,309	$0.060	$11,791	$17,328
Second Quarter 2018	11,420	0.061	11,551	21,565
Third Quarter 2018	11,523	0.062	11,532	11,698
	$34,252	$0.183	$34,874	$50,591
_____________________
(1) Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the nine months ended September 30, 2018, we paid aggregate distributions of $34.9 million, all of which were paid in cash. FFO and cash flow from operations for the nine months ended September 30, 2018 were $38.5 million and $50.6 million, respectively. We funded our total distributions paid with $34.9 million of current period cash flow from operations. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations, FFO from current or prior periods and proceeds from sales of our assets.
During the nine months ended September 30, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. During the year ended December 31, 2017, we sold two office properties. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2018.

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
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and nine months ended September 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $0.5 million and $1.3 million and were included in tenant reimbursements on the accompanying statements of operations.
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
Distributions Paid
On October 1, 2018, we paid distributions of $3.8 million, which related to distributions declared for September 2018 in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on September 20, 2018. On November 1, 2018, we paid distributions of $3.9 million, which related to distributions declared for October 2018 in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on October 19, 2018.
Distributions Authorized
On November 5, 2018, our board of directors authorized a November 2018 distribution in the amount of $0.02009589 per share of common stock to stockholders of record as of the close of business on November 20, 2018, which we expect to pay in December 2018, and a December 2018 distribution in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on December 19, 2018, which we expect to pay in January 2019.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future payments on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2018, the fair value of our fixed rate debt was $41.6 million and the outstanding principal balance of our fixed rate debt was $42.2 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2018. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $375.0 million of variable rate debt outstanding. Based on interest rates as of September 30, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2019, interest expense on our variable rate debt would increase or decrease by $3.8 million.
The interest rates of our fixed rate debt and variable rate debt as of September 30, 2018 were 3.5% and 3.6%, respectively. The interest rates represent the actual interest rate in effect as of September 30, 2018, using interest rate indices as of September 30, 2018, where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The only redemptions we made under our share redemption program during the nine months ended September 30, 2018 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the nine months ended September 30, 2018 with existing cash on hand.

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
During the nine months ended September 30, 2018, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	97,178	$4.89	(3)
February 2018	55,218	$4.89	(3)
March 2018	108,696	$4.89	(3)
April 2018	52,009	$4.89	(3)
May 2018	89,704	$4.89	(3)
June 2018	101,223	$4.89	(3)
July 2018	218,634	$4.89	(3)
August 2018	134,241	$4.89	(3)
September 2018	63,740	$4.89	(3)
Total	920,643
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
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the nine months ended September 30, 2018, we redeemed $4.5 million of shares, which represented all redemption requests received in good order and eligible for redemption through the September 2018 redemption date. Based on the redemption limitations described above and redemptions through September 30, 2018, we may redeem up to $5.5 million of shares in connection with Special Redemptions for the remainder of 2018.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	November 6, 2018	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 6, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)