Form 10-K
period 2018-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2019-03-13
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 8, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $4.89 (unaudited) based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2017. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 8, 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017. On December 3, 2018, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $4.95 (unaudited) based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2018. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 3, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 187,139,594 shares of common stock held by non-affiliates as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 8, 2019, there were 186,291,847 outstanding shares of common stock of the Registrant.

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

•
Our portfolio loan facility bears interest at a variable rate of 145 basis points over one-month LIBOR, and we may incur additional variable rate debt in the future. The interest and related payments will vary with the movement of LIBOR or other indexes. Increases in one-month LIBOR or other indexes would increase the amount of our debt payments and could limit our ability to pay distributions to our stockholders.

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

•
During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. During the year ended December 31, 2017, we sold two office properties. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

•
Although the Special Committee (defined below) engaged a financial advisor to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. While we anticipate that our exploration of strategic alternatives and marketing of some of our remaining assets for sale will result in additional stockholder liquidity, there is no assurance that this will be the case, nor can we give assurance that it will provide a return to stockholders that equals or exceeds our estimated value per share. We do not expect to provide additional updates regarding our review of strategic alternatives until such time, if any, that we are prepared to announce a material transaction or to conclude the strategic review.

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
On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2018, we had redeemed 27,140,343 of the shares sold in our offering for $251.7 million.
As of December 31, 2018, we owned eight office properties and an office campus consisting of five office buildings.
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
The Special Committee determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale while it continues to explore strategic alternatives for us. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell additional assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. While we anticipate that our exploration of strategic alternatives and marketing of some of our remaining assets for sale will result in additional stockholder liquidity, there is no assurance that this will be the case, nor can we give assurance that it will provide a return to stockholders that equals or exceeds our estimated value per share.
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by March 31, 2018, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. On March 12, 2019, the conflicts committee unanimously determined to postpone approval of our liquidation while the Special Committee continues to explore strategic alternatives for us. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually.
Our focus in 2019 is to: continue to strategically sell assets and consider special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital projects, such as renovations or amenity enhancements, to attract quality buyers; and finalize our assessment of strategic alternatives.

Objectives and Strategies
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return our stockholders’ capital contributions.
We have sought and will seek to achieve these objectives by managing our portfolio of real estate investments, which we acquired using a combination of equity raised in our initial public offering and debt financing.
Real Estate Portfolio
Real Estate Investments
We made investments in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. We diversified our portfolio by investment size, investment type, investment risk and geographic region. As of December 31, 2018, our portfolio of real estate properties was composed of eight office properties and an office campus consisting of five office buildings encompassing 4.6 million rentable square feet.
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

The following charts illustrate the geographic diversification of our real estate investments based on total leased square feet and total annualized base rent as of December 31, 2018:

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2018, our portfolio of real estate properties was 76% occupied. Three tenants leasing space in our portfolio of real estate properties represented more than 10% of our total annualized base rent. See Item 2, “Properties — Concentration of Credit Risks.”

Our top ten tenants leasing space in our portfolio of real estate properties represented approximately 53.5% of our total annualized base rent as of December 31, 2018. The chart below illustrates the diversity of tenant industries in our portfolio of real estate properties based on total annualized base rent as of December 31, 2018:

Annualized Base Rent [1]

Finance, 25%
Legal Services, 14%
Mining, Oil & Gas Extraction, 13%
Education Services, 11%
Other Professional Services (2), 11%
Other (3), 7%
Accounting, Tax & Bookkeeping Services, 6%
Health Care & Social Services, 6%
Public Administration (Government), 4%
Real Estate, 3%

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) “Other Professional Services” includes professional services from several industries that are each individually less than 6% of total.
(3) “Other” includes any industry less than 2% of total.
As of December 31, 2018, our highest tenant industry concentrations (greater than 10% of annualized base rent) of our real estate portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	32	$26,807	25.3%
Legal Services	32	14,711	13.9%
Mining, Oil & Gas Extraction	3	13,711	12.9%
Educational Services	1	11,728	11.1%
		$66,957	63.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. No other tenant industries accounted for more than 10% of annualized base rent.
The total cost of our real estate portfolio as of December 31, 2018 was $1.4 billion.

Financing Objectives
We financed the majority of our real estate investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2018, the weighted-average interest rate on our debt was 3.8%.
We borrow funds at both fixed and variable rates; as of December 31, 2018, we had $41.9 million and $375.0 million of fixed and variable rate debt outstanding, respectively. As of December 31, 2018, the interest rate of our fixed debt was 3.5% and the interest rate of our variable debt was 3.8%. The interest rate represents the actual interest rate in effect as of December 31, 2018, using interest rate indices as of December 31, 2018, where applicable.
The following is a schedule of maturities, including principal amortization payments, for all of our notes payable outstanding as of December 31, 2018 (in thousands):

2019	$1,304
2020	415,564
$416,868
We plan to exercise our extension options available under our loan agreements, if applicable, or pay off or refinance the related notes payable prior to their maturity dates.
We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed this limitation on borrowings during any quarter of 2018. As of December 31, 2018, our borrowings and other liabilities were approximately 33% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the management of the daily operations of our real estate investment portfolio; the disposition of real estate investments; and other general and administrative responsibilities. In the event that our advisor is unable to provide any of these services, we will be required to obtain such services from other sources.
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
Industry Segments
We invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. Our real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of December 31, 2018, we aggregated our investments in real estate properties into one reportable business segment.
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
On May 15, 2014, our board of directors amended and restated our share redemption program to provide only for redemptions sought in connection with a Special Redemption. Such Special Redemptions are subject to an annual dollar limitation. On December 3, 2018, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2019 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
We do not currently expect to have funds available for ordinary redemptions in the future. Thus, until further notice, and except with respect to Special Redemptions, stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. In addition, even if we were to resume ordinary redemptions, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon ten business days’ notice, and we may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to stockholders.
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
Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, any decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
All of these factors could reduce our stockholders’ return and decrease the value of an investment in us.
Because we depend upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance.
We depend on our advisor to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.
To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source.  If we fund distributions from financings or sources other than our cash flow from operations, the overall return to our stockholders may be reduced.  To date, we have funded total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations, debt financing, proceeds from the payoff or sale of our real estate loans receivable and proceeds from the sales of real estate properties. Other than distributions paid from the sale of assets, we currently expect that our distributions will generally be paid from cash flow from operations and funds from operations from current or prior periods. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets, this will affect our ability to generate cash flow from operations in future periods.  In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations. We can give no assurance regarding the timing, amount or source of future distributions. For the year ended December 31, 2018, we paid aggregate distributions of $46.3 million, all of which were paid in cash.
Funds from operations and cash flow from operations during the year ended December 31, 2018 were $53.8 million and $56.4 million, respectively.  We funded our total distributions paid with our current period cash flow from operations. For a reconciliation of funds from operations to net income, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”

During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. During the year ended December 31, 2017, we sold two office properties. During the year ended December 31, 2016, we sold one office/flex property. As a result, our general and administrative expenses as a percentage of our cash flow from operations has increased.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements. As a result of our recent dispositions, our cash flow from operations has decreased. Our general and administrative expenses are not directly related to the size of our portfolio and thus will not decrease proportionately. As a result, our general and administrative expenses as a percentage of cash flow from operations has increased and, depending on the amount of assets we sell in the future, this increase could become more significant.
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
Although the Special Committee engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. The Special Committee determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale while it continues to explore strategic alternatives for us. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell additional assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. While we anticipate that our exploration of strategic alternatives and marketing of some of our remaining assets for sale will result in additional stockholder liquidity, there is no assurance that this will be the case, nor can we give assurance that it will provide a return to stockholders that equals or exceeds our estimated value per share.
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
We rely on our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on our sponsor and many of the same real estate, debt finance, management and accounting professionals, as will future KBS–sponsored programs and KBS-advised investors. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS–sponsored programs. Messrs. Bren, Schreiber and Waldvogel and Ms. Yamane are executive officers of KBS REIT III and KBS Growth & Income REIT. Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. Messrs. Bren, Schreiber and Waldvogel and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of other KBS–sponsored programs and the investment advisors to KBS-advised investors.

As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, KBS Capital Advisors, other KBS-sponsored programs and KBS-advised investors, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS–sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS Strategic Opportunity REIT, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.
Our board of directors’ loyalties to KBS REIT III, KBS Growth & Income REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT III and two of our directors are also directors of KBS Growth & Income REIT. The loyalties of our directors serving on the boards of directors of KBS REIT III and KBS Growth & Income REIT or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

Like us, KBS REIT III compensates each independent director with an annual retainer of $135,000, as well as compensation for attending meetings as follows: (i) each member of the audit committee and conflicts committee is paid $10,000 annually for service on such committees (except that the chair of each of the audit committee and conflicts committee is paid $20,000 annually for service as the chair of such committees), (ii) after the tenth board of directors meeting of each calendar year, each independent director is paid (a) $2,500 in cash for each in-person board of directors meeting attended for the remainder of the calendar year and (b) $2,000 in cash for each teleconference board of directors meeting attended for the remainder of the calendar year, (iii) after the tenth audit committee meeting of each calendar year, each member of the audit committee is paid (a) $2,500 in cash for each in-person audit committee meeting attended for the remainder of the calendar year and (b) $2,000 in cash for each teleconference audit committee meeting attended for the remainder of the calendar year (except that the audit committee chair is paid $3,000 for each in-person and teleconference audit committee meeting attended after the tenth audit committee meeting of each calendar year, for the remainder of each calendar year), and (iv) after the tenth conflicts committee meeting of each calendar year, each member of the conflicts committee is paid (a) $2,500 in cash for each in-person conflicts committee meeting attended for the remainder of the calendar year and (b) $2,000 in cash for each teleconference conflicts committee meeting attended for the remainder of the calendar year (except that the conflicts committee chair is paid $3,000 for each in-person and teleconference conflicts committee meeting attended after the tenth conflicts committee meeting of each calendar year, for the remainder of each calendar year).
In addition, we pay independent directors for attending other committee meetings as follows: each independent director is paid $2,000 in cash for each in-person and teleconference committee meeting attended (except that the committee chair is paid $3,000 for each in-person and teleconference committee meeting attended).
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
Our share redemption program only provides for Special Redemptions. Such Special Redemptions are subject to an annual dollar limitation. On December 3, 2018, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2019 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2019 will be sufficient for Special Redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and may be adjusted from time to time.
We currently do not expect to have funds available for ordinary redemptions in the future. Thus, until further notice, and except with respect to Special Redemptions, stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. In addition, even if we were to resume ordinary redemptions, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares, including that we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon ten business days’ notice, and we may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to stockholders.
Pursuant to our share redemption program, the redemption price per share for eligible redemptions is equal to the estimated value per share. On December 3, 2018, our board of directors approved an estimated value per share of our common stock of $4.95 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2018. Therefore, commencing with the December 31, 2018 redemption date, the redemption price for all shares eligible for redemption is $4.95 (unaudited) per share. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 3, 2018, our board of directors approved an estimated value per share of our common stock of $4.95 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2018. We provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers (“NASD”) Conduct Rule 2340, as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). The estimated value per share was based on the recommendation and valuation performed by our advisor. We engaged CBRE, Inc. (“CBRE”) an independent, third-party valuation firm, to provide appraisals for our nine real estate properties.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also did not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 4.4% of the gross sales price less concessions and credits, with the weighted average being approximately 2.4%.  If this range of disposition costs and fees was applied to the estimated value of our real estate properties, which does not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.12 to $0.30 per share.  Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2019.
In addition, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 3, 2018, including:

•
potential future asset sales at values different from those used in the determination of estimated value per share as well as any impairment charges related to these or other assets as a result of changes in the expected hold period, or the estimated cash flows for or future expenses related to these assets;

•	any increases or decreases in value of any of our real estate investments;

•	any disruptions in the real estate and financial markets or general economic conditions;

•	any unforeseen capital expenditure requirements; or

•	any inability to meet our existing debt service obligations, or to repay or refinance such obligations on attractive terms or at all at or prior to maturity.
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
KBS Capital Advisors and its affiliates performed services for us in connection with the selection and acquisition or origination of our investments, and continue to perform services for us in connection with the management, leasing and disposition of our properties. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment in us and reduces the amount of cash available for distribution to our stockholders.
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
Our operating results and the performance of our properties are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:

•	downturns in national, regional and local economic conditions;

•	competition from other office buildings;

•	adverse local conditions, such as oversupply or reduction in demand for office buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property difficult or unattractive;

•	changes in tax (including real and personal property tax), real estate, environmental and zoning laws;

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
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
A significant percentage of our assets is invested in the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Union Bank Plaza and Corporate Technology Centre and the value of our stockholders’ investment in us will fluctuate with the performance of these investments.
The 100 & 200 Campus Drive Buildings represented 11.9% of our total assets and represented approximately 13.2% of our total annualized base rent as of December 31, 2018. The 300-600 Campus Drive Buildings represented 12.1% of our total assets and represented approximately 16.8% of our total annualized base rent as of December 31, 2018. Union Bank Plaza represented approximately 13.6% of our total assets and represented approximately 19.0% of our total annualized base rent as of December 31, 2018. Corporate Technology Centre represented approximately 11.6% of our total assets and represented approximately 0% of our total annualized base rent as of December 31, 2018. The lease for the single tenant that occupied Corporate Technology Centre expired on October 31, 2018. As of March 12, 2019, we are in the process of renovating and rebranding this property, and the property is currently vacant. We can give no assurance that we will be successful in our strategy to renovate and re-lease Corporate Technology Centre. If we are not successful in our strategy to renovate and re-lease this property, our operating results will suffer and the resale value of the property will be diminished.
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
As of December 31, 2018, our real estate properties in California and New Jersey represented 25.2% and 24.0% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to stockholders.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our cash flow and ability to pay distributions to our stockholders.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available for distribution to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment in us. See the discussion of Corporate Technology Centre above under “A significant percentage of our assets is invested in the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Union Bank Plaza and Corporate Technology Centre and the value of our stockholders’ investment in us will fluctuate with the performance of these investments.”
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
See the discussion of Corporate Technology Centre above under “A significant percentage of our assets is invested in the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Union Bank Plaza and Corporate Technology Centre and the value of our stockholders’ investment in us will fluctuate with the performance of these investments.”
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
Increases in interest rates and changes to the LIBOR settling process could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
As of December 31, 2018, we had total outstanding debt of approximately $416.9 million, including approximately $375.0 million of debt subject to variable interest rates, and we may incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.
Additionally, we pay interest under our portfolio loan facility based on the London Interbank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative, due to LIBOR rate manipulation and the resulting fines assessed on several major financial institutions over the past several years. It is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. At this time, we do not know what changes will be made by the Financial Conduct Authority, or how the changes to or replacement of LIBOR will affect the interest we pay on our debt instruments. Additionally, there is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse effect on us.
We have broad authority to incur debt and high debt levels could hinder our ability to pay distributions and decrease the value of our stockholders’ investment.
We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed this limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2018, our borrowings and other liabilities were approximately 33% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.

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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.

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
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% (25% for taxable years before 2018) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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

•	If elected, allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system if a technical correction is passed, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

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
There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that have invested in our shares. Fiduciaries, IRA owners and other benefit plan investors that have invested the assets of such a plan or account in our common stock should satisfy themselves that:

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
With respect to the annual valuation requirements described above, we will provide an estimated value per share for our common stock annually. We can make no claim whether such estimated value per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.

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
As of December 31, 2018, our portfolio of real estate consisted of eight office properties and an office campus consisting of five office buildings, encompassing in the aggregate 4.6 million rentable square feet. The total cost of our portfolio of real estate was $1.4 billion. As of December 31, 2018, our portfolio of real estate was approximately 76% occupied, the annualized base rent was $106.1 million and the average annualized base rent per square foot of our portfolio of real estate was $30.86. The weighted-average remaining lease term of our portfolio of real estate (excluding options to extend) was 6.0 years.
As of December 31, 2018, four properties represented more than 10% of our total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft. (2)	Occupancy	Weighted Average Remaining Lease Term
Union Bank Plaza	Los Angeles, CA	627,334	$157,590	13.6%	$20,115	$43.42	74%	3.1 years
300-600 Campus Drive Buildings	Florham Park, NJ	578,424	140,009	12.1%	17,865	33.63	92%	9.3 years
100 & 200 Campus Drive Buildings	Florham Park, NJ	590,458	137,646	11.9%	14,002	30.68	77%	6.2 years
Corporate Technology Centre (3)	San Jose, CA	415,700	134,359	11.6%	—	—	—%	—
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(3) The lease for the single tenant who occupied Corporate Technology Centre expired on October 31, 2018. As of March 12, 2019, we are in the process of renovating and rebranding this property, and the property is currently vacant.
For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our portfolio of real estate by rentable square footage and by annualized base rent as of December 31, 2018:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	12	$719	0.7%	74,639	2.2%
2019	34	7,643	7.2%	273,234	7.9%
2020	34	6,614	6.2%	219,166	6.4%
2021	17	3,916	3.7%	188,646	5.5%
2022	24	23,492	22.1%	618,376	18.0%
2023	20	16,660	15.7%	632,829	18.4%
2024	19	6,017	5.7%	175,536	5.1%
2025	5	3,911	3.7%	132,197	3.8%
2026	7	3,748	3.5%	113,640	3.3%
2027	5	3,437	3.2%	105,863	3.1%
2028	4	4,846	4.6%	141,565	4.1%
Thereafter (2)	8	25,091	23.7%	762,026	22.2%
Total	189	$106,094	100.0%	3,437,717	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight‑line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents leases expiring from 2029 through 2033.
For more information with respect to our tenants, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Concentration of Credit Risks
As of December 31, 2018, we had a concentration of credit risk related to the following tenant leases that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration
Union Bank	Union Bank Plaza	Finance	295,563	8.6%	$13,687	12.9%	$46.31	01/31/2022 (2)(3)
The University of Phoenix	Fountainhead Plaza	Educational Services	445,957	13.0%	11,728	11.1%	26.30	08/31/2023 (4)
Anadarko Petroleum Corporation	Granite Tower	Mining, Oil & Gas Extraction	360,584	10.5%	11,174	10.5%	30.99	04/30/2021 / 04/30/2033 (5)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2018 and does not take into account any tenant renewal options. Pursuant to a lease amendment that we entered into with Union Bank on December 31, 2017, Union Bank surrendered 15,829 rentable square feet of its total rentable square footage on March 31, 2018 and 31,320 rentable square feet of its total rentable square footage on June 30, 2018. In addition, Union Bank also surrendered 321 parking area passes on March 31, 2018. During the year ended December 31, 2018, we received $11.4 million of lease termination fees from Union Bank, of which $1.9 million was recognized as rental income and $1.0 million was recognized as other operating income in the accompanying consolidated statement of operations for the year ended December 31, 2018, respectively, and $8.5 million was deferred as of December 31, 2018 and included in other liabilities on the accompanying consolidated balance sheet.
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
(4) The University of Phoenix has two options to extend the term of this lease for five years per option term.
(5) Of the 360,584 rentable square feet occupied by the tenant, a total of 64,841 rentable square feet will expire on April 30, 2021 and the remainder will expire on April 30, 2033. Anadarko Petroleum Corporation has an option to terminate all or a portion of its leased space effective April 30, 2028 or April 30, 2030.
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
Stockholder Information
As of March 8, 2019, we had approximately 186.3 million shares of common stock outstanding held by a total of approximately 46,300 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $4.95 (unaudited) per share as of December 31, 2018. This estimated value per share is based on our board of directors’ approval on December 3, 2018 of an estimated value per share of our common stock of $4.95 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2018. There were no material changes between September 30, 2018 and December 3, 2018 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our nine real estate properties held as of September 30, 2018 was based on appraisals (the “Appraised Properties”) performed by CBRE, Inc. (“CBRE”), an independent third-party valuation firm. CBRE prepared appraisal reports, summarizing key inputs and assumptions, for each of the Appraised Properties. Our advisor performed valuations with respect to our cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Our advisor used the appraised values of the Appraised Properties, together with our advisor’s estimated value of each of our other assets and our liabilities, to calculate and recommend an estimated value per share of our common stock. Based on (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal reports for the Appraised Properties prepared by CBRE and our advisor’s estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process, and (iii) other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to our board of directors that it adopt $4.95 (unaudited) as the estimated value per share of our common stock. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $4.95 (unaudited) as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 3, 2018, as well as the calculation of our prior estimated value per share as of December 8, 2017:

	December 3, 2018 Estimated Value per Share	December 8, 2017 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$6.77	$7.28	$(0.51)
Real estate-related investment	—	0.07	(0.07)
Cash	0.43	0.40	0.03
Other assets	0.10	0.04	0.06
Mortgage debt (3)	(2.23)	(2.76)	0.53
Other liabilities	(0.12)	(0.14)	0.02
Estimated value per share	$4.95	$4.89	$0.06
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$4.95	$4.89	$0.06
_____________________
(1) The December 8, 2017 estimated value per share was based upon the recommendation and valuation of our advisor. Our advisor’s valuation of our ten real estate properties was based on appraisals of nine of our real estate properties performed by CBRE and the sales price less disposition costs and fees of one property sold subsequent to September 30, 2017. Our advisor performed valuations of our real estate-related investment, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 8, 2017 estimated value per share and the assumptions and methodologies used by CBRE and our advisor, see our Current Report on Form 8-K filed with the SEC on December 11, 2017.
(2) The decrease in the estimated value of real estate properties per share was primarily due to dispositions of real estate properties subsequent to September 30, 2017.
(3) The decrease in the estimated value of mortgage debt per share was primarily due to loan repayments in connection with the dispositions of real estate properties subsequent to September 30, 2017.
The increase in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the increase in the estimated value per share from $4.89 (unaudited) to $4.95 (unaudited). The changes are not equal to the change in values of each asset and liability group presented in the table above due to dispositions, debt repayments and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Calculation of Estimated Value per Share
December 8, 2017 estimated value per share	$4.89
Changes to estimated value per share
Real estate
Real estate properties	0.19
Selling costs related to properties sold	(0.03)
Capital expenditures on real estate	(0.18)
Total change related to real estate	(0.02)
Operating cash flows in excess of monthly distributions declared (1)	0.11
Notes payable	(0.01)
Other changes, net	(0.02)
Total change in estimated value per share	$0.06
December 3, 2018 estimated value per share	$4.95
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also did not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 4.4% of the gross sales price less concessions and credits, with the weighted average being approximately 2.4%.  If this range of disposition costs and fees was applied to the estimated value of our real estate properties, which does not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.12 to $0.30 per share.
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
As of December 3, 2018, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
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
_____________________
(1) CBRE is actively engaged in the business of appraising commercial real estate properties similar to those we own in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged CBRE to deliver appraisal reports relating to the Appraised Properties and CBRE received fees upon the delivery of such reports. In addition, we have agreed to indemnify CBRE against certain liabilities arising out of this engagement. CBRE is an affiliate of CBRE Group, Inc., a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. In the two years prior to December 3, 2018, CBRE and its affiliates provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and have received fees in connection with such services. CBRE and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser as certified in the applicable appraisal report.
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
Real Estate Valuation
As of September 30, 2018, we owned nine real estate properties (consisting of eight office properties and an office campus consisting of five office buildings). CBRE appraised each of the Appraised Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of the Appraised Properties. CBRE calculated the discounted cash flow value of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Appraised Properties based on recent comparable market transactions adjusted for unique property and market-specific factors.
The total appraised value of the Appraised Properties as of September 30, 2018 was $1.265 billion. The total cost basis of these properties as of September 30, 2018 was $1.492 billion. This amount includes the purchase price of $1.320 billion, $154.7 million in capital expenditures, leasing commissions and tenant improvements since inception and $17.7 million of acquisition fees and expenses. The estimated value of our nine real estate properties as of September 30, 2018 compared to the total purchase price of these properties plus subsequent capital expenditures, leasing commissions and tenant improvements and acquisition fees and expenses through September 30, 2018, results in an overall decrease in the value of the real estate properties of approximately 15.23%.

The following table summarizes the key assumptions that CBRE used in the 10-year discounted cash flow models to arrive at the appraised values for the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	5.75% to 8.75%	7.07%
Discount rate	7.00% to 9.50%	8.09%
Net operating income compounded annual growth rate (1)	(0.82)% to 23.19%	5.23%
_____________________
(1) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the valuation period of the property) net of expenses over the valuation period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties. The high-end range in values reflects the lease up of a property with significant vacancy and that was 51% leased as of September 30, 2018.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.16	$(0.15)	$0.22	$(0.20)
Discount rates	0.15	(0.15)	0.24	(0.23)
Finally, each 1% change in the appraised value of the Appraised Properties would result in a change of $0.07 to the estimated value per share, assuming all other factors remain unchanged.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2018. The estimated value of our notes payable does not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2018, the GAAP fair value and carrying value (excluding unamortized deferred financing costs of $2.0 million) of our notes payable were $416.3 million and $417.2 million, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 4.32%. Our notes payable have a weighted-average remaining term of 1.5 years. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$0.01	$(0.01)	$0.01	$(0.01)

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
Limitations of the Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated value per share set forth above first appeared on the December 31, 2018 customer account statements that were mailed in January 2019. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, the estimated value per share as of December 3, 2018 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2018. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets and due to other factors. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share did not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 4.4% of the gross sales price less concessions and credits, with the weighted average being approximately 2.4%.  If this range of disposition costs and fees was applied to the estimated value of our real estate properties, which does not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.12 to $0.30 per share. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2019.

Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$4.89	December 8, 2017	Current Report on Form 8-K, filed December 11, 2017
$5.49	December 14, 2016	Current Report on Form 8-K, filed December 15, 2016
$5.62	December 8, 2015	Current Report on Form 8-K, filed December 9, 2015
$5.86	December 4, 2014	Current Report on Form 8-K, filed December 4, 2014
$6.05 (1)	September 22, 2014	Current Report on Form 8-K, filed September 23, 2014
$10.29	December 18, 2013	Current Report on Form 8-K, filed December 19, 2013
$10.29	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$10.11	December 19, 2011	Current Report on Form 8-K, filed December 21, 2011
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
Distribution Information
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods and the net proceeds from the sales of our real estate properties.
During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. During the year ended December 31, 2017, we sold two office properties. During the year ended December 31, 2016, we sold one office/flex property. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Our focus in 2019 is to: continue to strategically sell assets and consider paying special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital projects, such as renovations or amenity enhancements, to attract quality buyers; and finalize our assessment of strategic alternatives. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2019.
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
Distributions declared per common share were $0.245 and $0.274 in the aggregate for the years ended December 31, 2018 and 2017, respectively. Distributions per common share were based on a monthly record date for each month during the period commencing January 2017 through December 2018.
Distributions declared during 2018 and 2017, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$11,309	$11,420	$11,523	$11,502	$45,754
Total Per Share Distribution	$0.060	$0.061	$0.062	$0.062	$0.245
	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$12,770	$12,896	$13,013	$12,993	$51,672
Total Per Share Distribution	$0.068	$0.068	$0.069	$0.069	$0.274
The tax composition of our distributions declared for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Ordinary Income	64%	36%
Capital Gain	34%	4%
Return of Capital	2%	60%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”
On December 3, 2018, our board of directors authorized a January 2019 distribution in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on January 18, 2019, which we paid on February 4, 2019. On January 22, 2019, our board of directors authorized a February 2019 distribution in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on February 18, 2019, which we paid on March 1, 2019. On March 12, 2019, our board of directors authorized a March 2019 distribution in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on March 18, 2019, which we expect to pay in April 2019, and an April 2019 distribution in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on April 18, 2019, which we expect to pay in May 2019. Other than special distributions, distributions are generally paid on or about the first business day of the following month.
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:

•
During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On December 6, 2017, the board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2018 of $10.0 million in the aggregate. On December 3, 2018, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2019 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

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
On December 8, 2017, our board of directors approved an estimated value per share of our common stock of $4.89 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2017. The change in the redemption price became effective for the December 2017 redemption date, which was December 29, 2017, and was effective through the November 2018 redemption date. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December 2017 estimated value per share, see our Current Report on Form 8-K, filed with the SEC on December 11, 2017.
On December 3, 2018, our board of directors approved an estimated value per share of our common stock of $4.95 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2018. The change in the redemption price became effective for the December 2018 redemption date, which was December 31, 2018, and will be effective until the estimated value per share is updated. We expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2019. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
On December 3, 2018, our board of directors amended and restated the share redemption program to provide that we may amend, suspend or terminate the share redemption program for any reason upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

The only redemptions we made under our share redemption program during the year ended December 31, 2018 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program, and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the year ended December 31, 2018 with existing cash on hand. During the year ended December 31, 2018, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	97,178	$4.89	(3)
February 2018	55,218	$4.89	(3)
March 2018	108,696	$4.89	(3)
April 2018	52,009	$4.89	(3)
May 2018	89,704	$4.89	(3)
June 2018	101,223	$4.89	(3)
July 2018	218,634	$4.89	(3)
August 2018	134,241	$4.89	(3)
September 2018	63,740	$4.89	(3)
October 2018	73,501	$4.89	(3)
November 2018	101,543	$4.89	(3)
December 2018	105,821	$4.95	(3)
Total	1,201,508
_____________________
(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009), on March 11, 2011 (which amendment became effective on April 10, 2011), on May 18, 2012 (which amendment became effective on June 17, 2012), on June 29, 2012 (which amendment became effective on July 29, 2012), on October 18, 2012 (which amendment became effective on November 17, 2012), on March 8, 2013 (which amendment became effective on April 7, 2013), on October 17, 2013 (which amendment became effective on November 16, 2013), on May 19, 2014 (which amendment became effective on June 18, 2014) and on December 7, 2018 (which amendment became effective on January 6, 2019).
(2) During the year ended December 31, 2018, shares eligible for redemption were redeemed at the prices set forth above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. During the year ended December 31, 2018, we redeemed $5.9 million of shares of common stock. For the year ended December 31, 2018, we fulfilled all redemption requests received in good order and eligible for redemption through the December 2018 redemption date. On December 3, 2018, our board of directors approved an annual dollar limitation for Special Redemptions of $10.0 million in the aggregate for the calendar year 2019. Based on the redemption limitations in our share redemption program and redemptions through February 28, 2019, we may redeem up to $9.1 million of shares in connection with Special Redemptions for the remainder of 2019.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data
Total real estate and real estate-related investments, net	$954,207	$1,044,792	$1,139,815	$1,192,512	$1,389,608
Total assets	1,157,017	1,225,110	1,286,780	1,364,530	1,654,323
Total notes payable, net	415,208	502,299	523,771	546,077	787,418
Total liabilities	485,543	530,528	559,873	596,600	844,796
Redeemable common stock	10,000	10,000	10,000	10,000	10,000
Total stockholders’ equity	661,474	684,582	716,907	757,930	799,527

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Operating Data
Total revenues	$142,215	$149,459	$155,456	$165,295	$279,400
Income from continuing operations (1)	28,528	25,114	16,747	18,377	445,507
Income from continuing operations per common share - basic and diluted (1)	0.15	0.13	0.09	0.10	2.33
Net income	28,528	25,114	16,747	18,377	445,507
Net income per common share, basic and diluted	0.15	0.13	0.09	0.10	2.33
Other Data
Cash flows provided by operations	56,423	52,845	54,392	42,189	67,226
Cash flows provided by investing activities	73,334	65,923	2,940	157,128	1,657,313
Cash flows used in financing activities	(140,713)	(80,134)	(82,116)	(306,598)	(1,719,670)
Distributions declared	45,754	51,672	53,140	55,737	966,916
Distributions declared per common share (2)	0.245	0.274	0.281	0.293	5.066
Weighted -average number of common shares outstanding, basic and diluted	187,133,703	188,235,450	189,111,086	190,227,577	191,346,949
Reconciliation of funds from operations (3)
Net income	$28,528	$25,114	$16,747	$18,377	$445,507
Depreciation of real estate assets	36,024	36,271	36,770	33,235	40,408
Amortization of lease-related costs	14,178	17,776	21,998	23,036	37,580
Impairment charge on real estate	—	—	—	23,082	15,601
Gain on sales of real estate, net	(24,884)	(17,486)	(9,093)	(27,421)	(441,640)
Loss on sale of marketable securities	—	—	—	—	331
FFO	$53,846	$61,675	$66,422	$70,309	$97,787
_____________________
(1) Amounts include certain properties in continuing operations that were sold as of December 31, 2018 in accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). See Note 6. “Real Estate Sales,” for more information on the Company's real estate sold as of December 31, 2018.
(2) For more information related to distributions declared per common share for the years ended December 31, 2018 and 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.”
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
We invested in a diverse portfolio of real estate and real estate-related investments. As of December 31, 2018, we owned eight office properties and an office campus consisting of five office buildings.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2018, we had redeemed 27,140,343 shares sold in our offering for $251.7 million.
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
The Special Committee determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale while it continues to explore strategic alternatives for us. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell additional assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. While we anticipate that our exploration of strategic alternatives and marketing of some of our remaining assets for sale will result in additional stockholder liquidity, there is no assurance that this will be the case, nor can we give assurance that it will provide a return to stockholders that equals or exceeds our estimated value per share.
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by March 31, 2018, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. On March 12, 2019, the conflicts committee unanimously determined to postpone approval of our liquidation while the Special Committee continues to explore strategic alternatives for us. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually.
Our focus in 2019 is to: continue to strategically sell assets and consider special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital projects, such as renovations or amenity enhancements, to attract quality buyers; and finalize our assessment of strategic alternatives.

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
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 3, 2018, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2019 for Special Redemptions (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2018, our real estate properties were 76% occupied and our bad debt reserve was less than 1% of annualized base rent.
For the year ended December 31, 2018, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand and proceeds from debt refinancing. Operating cash needs during the same period were met with cash flow generated by our real estate and real estate-related investments. We paid distributions to our stockholders during the year ended December 31, 2018 using current period cash flow from operations. We believe that our cash on hand, cash flow from operations, availability under our credit facility and proceeds from the sales of real estate properties will be sufficient to meet our liquidity needs for the foreseeable future.
On December 3, 2018, our board of directors approved an estimated value per share of our common stock of $4.95 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2018. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
Our cash flow from operations has decreased and will continue to decrease in future periods as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2019.

Cash Flows from Operating Activities
As of December 31, 2018, we owned eight office properties and an office campus consisting of five office buildings. During the year ended December 31, 2018, net cash provided by operating activities was $56.4 million, compared to $52.8 million during the year ended December 31, 2017. The increase in net cash provided by operating activities was primarily due to lease termination fees received in 2018. We anticipate cash flows from operating activities to decrease in the future as a result of additional asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $73.3 million for the year ended December 31, 2018 and consisted of the following:

•	$94.0 million of net proceeds from the sale of three office buildings that were part of an eight-building office campus;

•	$34.6 million used for improvements to real estate; and

•	$13.9 million of cash received from the repayment of our real estate loan receivable.
Cash Flows from Financing Activities
During the year ended December 31, 2018, net cash used in financing activities was $140.7 million and consisted of the following:

•	$375.0 million of proceeds from notes payable;

•	$460.8 million of principal payments on notes payable;

•	$46.2 million of cash used for distributions;

•	$5.9 million of cash used for redemptions of common stock; and

•	$2.8 million of payments of deferred financing costs.
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
As of December 31, 2018, we had $57.7 million of cash and cash equivalents and up to $125.0 million available for future disbursements under one credit facility, subject to certain conditions and restrictions set forth in the loan agreement, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2018, our borrowings and other liabilities were approximately 33% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2019	2020
Outstanding debt obligations (1)	$416,868	$1,304	$415,564
Interest payments on outstanding debt obligations (2)	19,637	15,692	3,945
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2018 (consisting of the contractual interest rate). We incurred interest expense of $16.3 million, excluding amortization of deferred financing costs of $1.3 million and debt refinancing costs of $0.3 million during the year ended December 31, 2018.
Results of Operations
Overview
As of December 31, 2017, we owned eight office properties, an office campus consisting of eight office buildings and one real estate loan receivable. Subsequent to December 31, 2017, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. As a result, as of December 31, 2018, we owned eight office properties and an office campus consisting of five office buildings. The results of operations presented for the years ended December 31, 2018 and 2017 are not directly comparable due to the dispositions of real estate properties and the payoff of our real estate loan receivable. In general, we expect income and expenses to decrease in future periods due to disposition activity.
Comparison of the year ended December 31, 2018 versus the year ended December 31, 2017
The following table provides summary information about our results of operations for the years ended December 31, 2018 and 2017 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2018	2017
Rental income	$121,813	$127,521	$(5,708)	(4)%	$(8,119)	$2,411
Tenant reimbursements	12,636	13,641	(1,005)	(7)%	(1,985)	980
Interest income from real estate loans receivable	434	1,060	(626)	(59)%	(626)	—
Other operating income	7,332	7,237	95	1%	(18)	113
Operating, maintenance, and management costs	35,246	34,719	527	2%	(1,695)	2,222
Real estate taxes and insurance	19,268	19,816	(548)	(3)%	(1,744)	1,196
Asset management fees to affiliate	10,894	11,617	(723)	(6)%	(919)	196
General and administrative expenses	6,024	4,541	1,483	33%	n/a	n/a
Depreciation and amortization	50,202	54,047	(3,845)	(7)%	(2,616)	(1,229)
Interest expense	17,884	17,466	418	2%	(1,678)	2,096
Other interest income	1,159	375	784	209%	n/a	n/a
Loss from extinguishment of debt	(212)	—	(212)	(100)%	(212)	—
Gain on sale of real estate, net	24,884	17,486	7,398	42%	7,398	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2018 compared to the year ended December 31, 2017 related to real estate and real estate-related investments disposed of on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2018 compared to the year ended December 31, 2017 related to real estate investments owned by us throughout both periods presented.

Rental income and tenant reimbursements decreased from $141.2 million for the year ended December 31, 2017 to $134.4 million for the year ended December 31, 2018, primarily due to the disposition of real estate properties subsequent to January 1, 2017 and an overall decrease in portfolio occupancy of 8% related to real estate held throughout both periods, partially offset by an aggregate increase in average annualized base rent per square foot of 1.2% related to real estate held throughout both periods, a net increase in rental income and tenant reimbursements due to restoration fees received from a tenant and higher operating and property tax recoveries at real estate properties held throughout both periods. Overall, we expect rental income and tenant reimbursements to decrease in future periods due to anticipated dispositions of real estate properties. For the years ended December 31, 2018 and 2017, rental income and tenant reimbursements from our real estate properties sold were $2.6 million and $12.7 million, respectively.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $1.1 million for the year ended December 31, 2017 to $0.4 million for the year ended December 31, 2018 due to the payoff of our last real estate loan receivable on June 1, 2018.
Operating, maintenance and management costs increased from $34.7 million for the year ended December 31, 2017 to $35.2 million for the year ended December 31, 2018, primarily due to an increase in snow removal expenses related to our properties located in the northeastern regions of the United States and an increase in utility costs and repair and maintenance costs for properties held throughout both periods, offset by a decrease due to the sale of real estate properties subsequent to January 1, 2017. We expect operating, maintenance and management costs to decrease in future periods due to anticipated dispositions of real estate properties, offset by general increases due to inflation. For the years ended December 31, 2018 and 2017, operating, maintenance and management costs from our real estate properties sold were $0.1 million and $1.8 million, respectively.
Real estate taxes and insurance decreased from $19.8 million for the year ended December 31, 2017 to $19.3 million for the year ended December 31, 2018, primarily due to the disposition of real estate properties subsequent to January 1, 2017, offset by an increase in property tax expenses of $1.3 million at a property held throughout both periods due to a change in the arrangement whereby the tenant reimbursed us for property tax expenses during the year ended December 31, 2018 instead of the tenant paying the property tax bill directly.  We expect real estate taxes and insurance to decrease in future periods due to anticipated dispositions of real estate properties, partially offset by increases due to higher property tax assessed values. For the years ended December 31, 2018 and 2017, real estate taxes and insurance from our real estate properties sold were $0.3 million and $2.0 million, respectively.
Asset management fees with respect to our real estate and real estate-related investments decreased from $11.6 million for the year ended December 31, 2017 to $10.9 million for the year ended December 31, 2018, primarily due to the disposition of real estate properties and payoff of our real estate loan receivable subsequent to January 1, 2017, offset by an increase in asset management fees for properties held throughout both periods due to an increase in capital improvements. All asset management fees incurred as of December 31, 2018 have been paid. We expect asset management fees to decrease in future periods due to anticipated dispositions of real estate properties, partially offset by increases in capital improvements. For the years ended December 31, 2018 and 2017, asset management fees from our real estate properties sold and payoff of our last real estate loan receivable were $0.2 million and $1.1 million, respectively.
General and administrative expenses increased from $4.5 million for the year ended December 31, 2017 to $6.0 million for the year ended December 31, 2018. This increase was primarily due to professional fees incurred related to the Special Committee’s engagement of Evercore to act as our financial advisor during the year ended December 31, 2018. We did not incur such costs during the year ended December 31, 2017.
Depreciation and amortization decreased from $54.0 million for the year ended December 31, 2017 to $50.2 million for the year ended December 31, 2018 due to the disposition of real estate properties subsequent to January 1, 2017 and as a result of lease expirations related to properties held throughout both periods, partially offset by an increase in depreciation and amortization relating to Union Bank’s partial early lease termination and the building improvements placed in service during 2018 at Willow Oaks. We expect depreciation and amortization to decrease in future periods due to anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations. For the years ended December 31, 2018 and 2017, depreciation and amortization from our real estate properties sold were $0.7 million and $3.3 million, respectively.

Interest expense increased from $17.5 million for the year ended December 31, 2017 to $17.9 million for the year ended December 31, 2018. Included in interest expense for the year ended December 31, 2018 was $1.3 million of amortization of deferred financing costs and $0.3 million of debt refinancing costs. Included in interest expense for the year ended December 31, 2017 was $1.1 million of amortization of deferred financing costs. During the year ended December 31, 2017, we recorded $0.1 million of unrealized gain on interest rate swaps. The increase in interest expense is primarily due to the increase in one-month LIBOR and its impact on interest expense related to our variable rate debt, partially offset by an overall decrease in our total debt outstanding due to loan repayments in connection with the disposition of real estate properties subsequent to January 1, 2017. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our credit facility and any debt repayments we make. For the years ended December 31, 2018 and 2017, interest expense from the loans secured by our real estate properties sold was $0.6 million and $2.3 million, respectively.
Other interest income increased from $0.4 million for the year ended December 31, 2017 to $1.2 million for the year ended December 31, 2018 due to the increase in the average cash balance in our investment accounts and increase in interest rates earned on our cash equivalents.  We expect other interest income to vary in future periods to the extent we have cash on hand and based on fluctuations in interest rates.
We recognized a gain on sale of real estate of $24.9 million related to the disposition of three office buildings that were part of an eight-building office campus during the year ended December 31, 2018. During the year ended December 31, 2017, we recognized a gain on sale of real estate of $17.5 million related to the sale of two real estate properties.
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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties and real estate-related investments sold, held for sale or repaid during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold and real estate-related investments repaid as of December 31, 2018.

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, termination fees on derivative instruments, unrealized gains and losses on derivative instruments and loss from extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2018	2017	2016
Net income	$28,528	$25,114	$16,747
Depreciation of real estate assets	36,024	36,271	36,770
Amortization of lease-related costs	14,178	17,776	21,998
Gain on sale of real estate, net	(24,884)	(17,486)	(9,093)
FFO	53,846	61,675	66,422
Straight-line rent and amortization of above- and below-market leases	4,863	(102)	(6,075)
Amortization of discounts and closing costs	3	4	3
Termination fees on derivative instruments	—	—	156
Unrealized gains on derivative instruments	—	(101)	(478)
Loss from extinguishment of debt	212	—	—
MFFO	$58,924	$61,476	$60,028
Our calculation of MFFO above includes amounts related to the operations of three real estate properties that were sold, three office buildings that were part of an eight-building office campus that were sold and one real estate loan receivable that was paid off between January 1, 2016 and December 31, 2018. Please refer to the table below with respect to the proportion of MFFO related to real estate properties sold or the real estate-related investment paid off as of December 31, 2018 (in thousands).

	For the Years Ended December 31,
	2018	2017	2016
MFFO by component:
Assets held for investment	$57,593	$54,546	$49,105
Real estate properties sold	947	5,972	9,952
Real estate loans receivable paid off	384	958	971
MFFO	$58,924	$61,476	$60,028
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows during 2018 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2018	$11,309	$0.060	$11,791	$17,328
Second Quarter 2018	11,420	0.061	11,551	21,565
Third Quarter 2018	11,523	0.062	11,532	11,698
Fourth Quarter 2018	11,502	0.062	11,382	5,832
	$45,754	$0.245	$46,256	$56,423
_____________________
(1) Assumes each share was issued and outstanding each day that was a record date for distributions during the periods presented.
(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.

For the year ended December 31, 2018, we paid aggregate distributions of $46.3 million, all of which were paid in cash. FFO and cash flow from operations for the year ended December 31, 2018 were $53.8 million and $56.4 million, respectively.  We funded our total distributions paid with our current period cash flow from operations. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations, FFO from current or prior periods and proceeds from sales of our assets.
During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. During the year ended December 31, 2017, we sold two office properties, and during the year ended December 31, 2016, we sold one office/flex property. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2019.
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
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the year ended December 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $1.9 million and were included in tenant reimbursements on the accompanying statements of operations.
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
Real Estate Held for Sale
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results of properties and related gains on sales of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2018, 2017 and 2016 are included in continuing operations on the consolidated statements of operations.
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
Distributions Paid
On January 2, 2019, we paid distributions of $3.9 million, which related to distributions declared for December 2018 in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on December 19, 2018. On February 4, 2019, we paid distributions of $3.8 million, which related to distributions declared for January 2019 in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on January 18, 2019. On March 1, 2019, we paid distributions of $3.8 million, which related to distributions declared for February 2019 in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on February 18, 2019.

Distributions Authorized
On March 12, 2019, our board of directors authorized a March 2019 distribution in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on March 18, 2019, which we expect to pay in April 2019, and an April 2019 distribution in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on April 18, 2019, which we expect to pay in May 2019.

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
The table below summarizes the outstanding principal balance, the interest rate and fair value of our notes payable based on the maturity dates, all as of December 31, 2018 (dollars in thousands):

	Maturity Date		Total Book Value	Fair Value
	2019	2020
Liabilities
Notes payable, principal outstanding
Fixed Rate	$—	$41,868	$41,868	$41,451
Interest rate	—	3.5%	3.5%
Variable Rate	$—	$375,000	$375,000	$374,712
Effective interest rate (1)	—	3.8%	3.8%
_____________________
(1) The effective interest rate represents the actual interest rate in effect as of December 31, 2018, using interest rate indices as of December 31, 2018, where applicable.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future payments on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2018, the fair value of our fixed rate debt was $41.5 million and the outstanding principal balance of our fixed rate debt was $41.9 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2018. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $375.0 million of variable rate debt outstanding. Based on interest rates as of December 31, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2019, interest expense on our variable rate debt would increase or decrease by $3.8 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age *
Peter M. Bren	President and Director	85
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	67
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	41
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	54
Barbara R. Cambon	Independent Director	65
Jeffrey A. Dritley	Independent Director	61
Stuart A. Gabriel, Ph.D.	Independent Director	65
_____________________
* As of March 1, 2019.
Peter M. Bren is our President, a position he has held since August 2007, and one of our directors, a position he has held since February 2019. He is also Chairman and President of our advisor and President of KBS REIT III, positions he has held for these entities since October 2004 and January 2010, respectively. In July 2018, Mr. Bren was elected as a director of KBS REIT III. Mr. Bren is President and a director of KBS Growth & Income REIT, positions he has held since January 2015 and July 2017, respectively. Mr. Bren was President and a director of KBS Legacy Partners Apartment REIT, positions held from August 2009 and July 2009, respectively, until its liquidation in December 2018. Mr. Bren was also President of KBS REIT I, a position he held from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. KBS Holdings is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively.
Mr. Bren is Chairman and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2018, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $25.9 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
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

The board of directors has concluded that Mr. Bren is qualified to serve as one of our directors for reasons including his extensive industry and leadership experience. With more than 40 years of experience in real estate development, management, acquisition, disposition and financing and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, Mr. Bren has the depth and breadth of experience to implement our business strategy. As our President and a principal of our advisor, Mr. Bren is well-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors; as President and a director of KBS REIT III and KBS Growth & Income REIT; as a former President and director of KBS Legacy Partners Apartment REIT; and as a former President of KBS REIT I, Mr. Bren brings to the board demonstrated management and leadership ability.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since August 2007, August 2007 and July 2007, respectively. He is also the Chief Executive Officer of our advisor and Chairman of the Board, Chief Executive Officer and a director of KBS Growth & Income REIT, positions he has held for these entities since October 2004 and January 2015, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively. Mr. Schreiber was Chief Executive Officer and a director of KBS REIT I from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. KBS Holdings is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2018, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $25.9 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
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

The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer for reasons including his extensive industry and leadership experience. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors, as Chief Executive Officer, Chairman of the Board and a director of KBS REIT III and KBS Growth & Income REIT, as a director and trustee of The Irvine Company and as former Chief Excecutive Officer, Chairman of the Board and a director of KBS REIT I, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.
Jeffrey K. Waldvogel is our Chief Financial Officer, a position he has held since June 2015. In August 2018, he was also elected our Treasurer and Secretary. He is also the Chief Financial Officer of our advisor and KBS REIT III, positions he has held for each of these entities since June 2015. In July 2018, Mr. Waldvogel was elected the Treasurer and Secretary of KBS REIT III. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income REIT, positions he has held since June 2015, April 2017 and April 2017, respectively. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since June 2015. He was Chief Financial Officer of KBS REIT I and KBS Legacy Partners Apartment REIT from June 2015 until their respective liquidations in December 2018.
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
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since October 2008. In August 2018, she was also elected our Assistant Secretary. From July 2007 to December 2008, Ms. Yamane served as our Chief Financial Officer and from July 2007 to October 2008, she served as our Controller. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, positions she has held for these entities since October 2008, January 2010, August 2009, February 2013 and January 2015, respectively. From August 2009 until its liquidation in December 2018, she served as Chief Accounting Office of KBS Legacy Partners Apartment REIT; from October 2008 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS REIT I. From October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008, she served as Controller of KBS REIT I.
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
Barbara R. Cambon is one of our independent directors and is the chair of the conflicts committee and the chair of the Special Committee, positions she has held since March 2008, March 2008 and January 2016, respectively. Ms. Cambon is also an independent director and chair of the conflicts committee of KBS REIT III, positions she has held since September 2010. She was also an independent director, chair of the conflicts committee and chair of the special committee of KBS REIT I, positions she held from June 2005, June 2005, and January 2016, respectively, until KBS REIT I’s liquidation in December 2018. From April 2009 to December 2010, she served as Chief Operating Officer of Premium One Asset Management LLC, a company whose business focuses on providing investment management services to investors. From October 2003 to October 2009, she also served as a Managing Member of Snowcreek Management LLC, a real estate asset management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provided asset management services to an institutional partnership investment in residential real estate development. She has been involved in the real estate investment business for over 30 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002, she also served as its Chief Operating Officer. Prior to joining Colony Capital in 1999, Ms. Cambon was President and founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past director and chairman of the board of the Pension Real Estate Association and past director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the Policy Advisory Board of the University of San Diego Burnham-Moores Center for Real Estate. Ms. Cambon previously served on the board of directors of Neighborhood National Bancorp, Amstar Advisers and BioMed Realty Trust, Inc. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.
The board of directors has concluded that Ms. Cambon is qualified to serve as an independent director and as the chair of the conflicts committee for reasons including her expertise in real estate investment and management. Ms. Cambon’s over 30 years of experience investing in, managing and disposing of real estate on behalf of investors give her a wealth of knowledge and experiences from which to draw in advising our company. As former Managing Member of her own real estate asset management company, Ms. Cambon is acutely aware of the operational challenges facing companies such as ours. Further, her service as a director and chair of the conflicts committee of KBS REIT III and as a former director of KBS REIT I, Neighborhood National Bancorp, Amstar Advisers and BioMed Realty Trust, Inc., gives her additional perspective and insight into large public companies such as ours.
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
Stuart A. Gabriel, Ph.D. is one of our independent directors and is chair of the audit committee, a position he has held since March 2008 and August 2018, respectively. Professor Gabriel is also an independent director and the chair of the audit committee of KBS REIT III, positions he has held since September 2010 and August 2018, respectively. Professor Gabriel was an independent director of KBS REIT I from June 2005 until its liquidation in December 2018. Since June 2007, Professor Gabriel has served as Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management. Prior to joining UCLA he was Director and Lusk Chair in Real Estate at the USC Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1990 to 2007. He received a number of awards at UCLA and USC for outstanding graduate teaching. In 2004, he was elected President of the American Real Estate and Urban Economics Association. Professor Gabriel serves on the editorial boards of seven academic journals. He is also a Fellow of the Homer Hoyt Institute for Advanced Real Estate Studies. Since March 2016, Professor Gabriel has served on the board of directors of KB Home and is a member of its audit committee. Professor Gabriel has published extensively on the topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of real estate and real estate capital markets performance as well as structured finance products, including credit default swaps, commercial mortgage-backed securities and collateralized debt obligations. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. From 1986 through 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.
The board of directors has concluded that Professor Gabriel is qualified to serve as an independent director for reasons including his extensive knowledge and understanding of the real estate and finance markets and real estate finance products. As a professor of real estate finance and economics, Professor Gabriel brings unique perspective to the board of directors. His years of research and analysis of the real estate and finance markets make Professor Gabriel well-positioned to advise us with respect to our investment and financing strategy. This expertise also makes him an invaluable resource for assessing and managing risks facing our company. Through his experience as a director of KBS REIT III and KB Home and as a former director of KBS REIT I, he also has an understanding of the requirements of serving on a public company board.
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

The members of the audit committee are Jeffrey A. Dritley and Stuart A. Gabriel, Ph.D.(chair). The board of directors has determined that all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All of the members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that all of the members of the audit committee satisfy the SEC’s requirements for an “audit committee financial expert.”
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at www.kbsreitii.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by the conflicts committee, based upon recommendations from our advisor. Two of our executive officers, Messrs. Bren and Schreiber, manage and control our advisor, and through our advisor, they are involved in recommending the compensation to be paid to our independent directors.
In order to attract and retain qualified individuals to serve as independent directors and in conjunction with the search for an independent director candidate to fill a vacancy on our board of directors at the time, the conflicts committee engaged Pearl Meyer, an independent executive compensation consultant, to conduct a review and make recommendations to the conflicts committee relating to the committee’s review of the compensation to be paid to independent directors. The conflicts committee instructed Pearl Meyer to identify a peer group of companies to determine how our independent director compensation compared to this group, to provide an analysis of the compensation paid to the independent directors of the peer group and paid to each of our independent directors and then to advise the conflicts committee with respect to such analysis. Pearl Meyer did not provide any additional services to us or the conflicts committee. Pearl Meyer was also engaged by the conflicts committee of an entity affiliated with us to provide the same analysis and advice with respect to the compensation of its independent directors. Based on consultation with and the study presented by Pearl Meyer and the recommendations contained therein, the conflicts committee’s own review of the Pearl Meyer study and the recommendation of our advisor, the conflicts committee approved a revised compensation structure for our independent directors on October 31, 2017.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2018.

Name	Fees Earned or Paid in Cash in 2018	All Other Compensation	Total
Barbara R. Cambon	$163,726	$—	$163,726
Jeffrey A. Dritley	157,000	—	157,000
Stuart A. Gabriel, Ph.D.	167,000	—	167,000
Peter M. Bren (1)(2)	—	—	—
Peter McMillan III (3)	—	—	—
Charles J. Schreiber, Jr. (1)	—	—	—
_____________________
(1) Directors who are also our executive officers do not receive compensation for services rendered as a director.
(2) Mr. Bren was elected to the board of directors on February 26, 2019.
(3) Mr. McMillan’s term as a director ended on February 26, 2019.

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
Stock Ownership
The following table shows, as of March 1, 2019, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of all Outstanding Shares
KBS Capital Advisors LLC	20,000 (3)	*
Peter M. Bren, President and Director	20,000 (3)	*
Charles J. Schreiber, Jr., Chairman of the Board, Chief Executive Officer and Director	20,000 (3)	*
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer and Assistant Secretary	—	—
Barbara R. Cambon, Independent Director	—	—
Jeffrey A. Dritley, Independent Director	—	—
Stuart A. Gabriel, Ph.D., Independent Director	2,680	—
All executive officers and directors as a group	22,680 (3)	*
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
Director Independence
A majority of our board of directors, Messrs. Dritley and Gabriel and Ms. Cambon, meet the independence criteria as specified in our charter, as set forth on Appendix A attached hereto. In addition, and although our shares are not listed for trading on any national securities exchange, two of our directors, all of the members of the audit committee, a majority of the conflicts committee and a majority of the Special Committee are “independent” as defined by the New York Stock Exchange. The board of directors has affirmatively determined that Jeffrey A. Dritley and Stuart A. Gabriel, Ph.D. each satisfies the New York Stock Exchange independence standards. On June 13, 2018, an affiliate of our advisor offered Ms. Cambon the positions of chief executive officer and chief investment officer of the external manager of a to-be-launched KBS-sponsored fund. On June 14, 2018, Ms. Cambon verbally accepted the offer, subject to mutual agreement of written documentation of all terms. Until Ms. Cambon’s official appointment as chief executive officer and chief investment officer of the external manager, Ms. Cambon will continue to meet the independent director criteria as specified in our charter. As a result of her acceptance of this offer, our board of directors determined that Ms. Cambon was no longer “independent” as defined under the rules of the New York Stock Exchange, and Ms. Cambon resigned from the audit committee in July 2018. In addition, Ms. Cambon has agreed to recuse herself from the review, deliberation and approval of all matters that could raise a potential conflict of interest.
In determining that Professor Gabriel is independent under the New York Stock Exchange independence standards, the board of directors considered that (i) Peter M. Bren, one of our executive officers and directors, is a member of the UCLA Anderson School of Management Board of Advisors and is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, (ii) Professor Gabriel is a Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management and (iii) in March 2012, Mr. Bren pledged a gift of $1.25 million to the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. The contribution by Mr. Bren was made over five years in the amount of $250,000 per year. In addition, the board of directors considered that in 2017 Mr. Bren made an additional contribution to the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management in the amount of $250,000. Because these contributions were made to a tax exempt entity and the contributions did not exceed $250,000 in any year, the board of directors determined that these contributions were not material and Professor Gabriel met the New York Stock Exchange independence standards.
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
The Special Committee determined that it would be in our best interest and the best interest of our stockholders to market some of our assets for sale while it continues to explore strategic alternatives for us. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interest and the best interest of our stockholders to sell additional assets and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. While we anticipate that our exploration of strategic alternatives and marketing of some of our remaining assets for sale will result in additional stockholder liquidity, there is no assurance that this will be the case, nor can we give assurance that it will provide a return to stockholders that equals or exceeds our estimated value per share.
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by March 31, 2018, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. On March 12, 2019, the conflicts committee unanimously determined to postpone approval of our liquidation while the Special Committee continues to explore strategic alternatives for us. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually.

Our focus in 2019 is to: continue to strategically sell assets and consider special distributions to stockholders; negotiate lease renewals or new leases that facilitate the sales process and enhance property stability for prospective buyers; complete capital projects, such as renovations or amenity enhancements, to attract quality buyers; and finalize our assessment of strategic alternatives.
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
During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. Since inception, we have sold 20 properties and three office buildings that were part of an eight-building office campus and we have sold or received principal repayments on eight real estate loans receivable.
As discussed above, we may continue to make additional strategic asset sales as opportunities become available in the market and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. Any future special distributions we make from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2019.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations and FFO from current or prior periods and the net proceeds from the sales of our real estate properties. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted, and may further adjust, our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments.
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
Distributions declared per common share were $0.245 in the aggregate for the year ended December 31, 2018. Distributions declared per common share assumes each share was issued and outstanding at each record date for distributions. Distributions per common share were based on a monthly record date for each month during the period commencing January 2018 through December 2018.
Acquisition and Investment Policies. We do not expect to make new acquisitions of real estate or real estate-related investments in the future. We invested in a diverse portfolio of real estate and real estate-related investments. As of January 31, 2019, we owned eight office properties and an office campus consisting of five office buildings. See “ —Portfolio Management, Disposition and Distribution Policies” above.
Borrowing Policies. In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of January 31, 2019, our borrowings and other liabilities were approximately 33% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves that we update periodically during the year. We may use cash on hand, proceeds from asset sales, debt proceeds and cash flow from operations to meet our needs for working capital for the upcoming year and to build a moderate level of cash reserves.
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2018 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2018, total operating expenses represented approximately 1.2% of our average invested assets and approximately 31.1% of net income.
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
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2018 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
We have entered into agreements with certain affiliates pursuant to which they provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own KBS Holdings LLC, our sponsor. KBS Holdings is the sole owner of KBS Capital Advisors, our advisor, and KBS Capital Markets Group, the entity that acted as our dealer manager. Messrs. Bren and Schreiber are also two of our executive officers. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.

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
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring May 21, 2019, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2018 through the most recent date practicable, which was January 31, 2019, we compensated our advisor as set forth below.
With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we paid our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount included any portion of the investment that was debt financed and was inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. Asset management fees from January 1, 2018 through January 31, 2019 totaled approximately $11.8 million, of which $0.9 million was payable as of January 31, 2019.
Under the advisory agreement, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. We reimburse our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2018 through January 31, 2019, we incurred $404,000 of operating expenses reimbursable to our advisor, including $270,000 of employee costs, of which $78,000 was payable as of January 31, 2019. We also reimburse our advisor for certain of our direct costs incurred from third parties that were initially paid by our advisor on our behalf.

For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may aggregate disposition fees paid to our advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. From January 1, 2018 through January 31, 2019, we incurred $1.0 million of disposition fees, all of which had been paid as of January 31, 2019.
From January 1, 2018 through January 31, 2019, our advisor reimbursed us $0.1 million for property insurance rebates.
The conflicts committee considers our relationship with our advisor during 2018 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We have entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2018 through January 31, 2019, we incurred $92,000 of costs and expenses related to the AIP Reimbursement Agreement, of which $28,000 was payable as of January 31, 2019.
The conflicts committee believes that this arrangement with KBS Capital Markets Group is fair.
Our Relationship with other KBS-Affiliated Entities. On January 6, 2014, we, together with KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2018, we renewed our participation in the program. The program is effective through June 30, 2019. At renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage.
The conflicts committee believes this arrangement is fair.
During the year ended December 31, 2018 and from January 1, 2019 through January 31, 2019, no other transactions occurred between us and KBS REIT I (which liquidated in December 2018), KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT (which liquidated in December 2018), KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, our advisor, our dealer manager or other KBS-affiliated entities.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 12, 2019	The Conflicts Committee of the Board of Directors: Barbara R. Cambon (chair), Jeffrey A. Dritley and Stuart A. Gabriel, Ph.D.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2018, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2018 and 2017, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2018 and 2017, are set forth in the table below.

	2018	2017
Audit fees	$527,500	$519,500
Audit-related fees	—	—
Tax fees	89,865	102,120
All other fees	1,412	285
Total	$618,777	$621,905
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

10.1
Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank of California, N.A., dated as of October 8, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed November 12, 2014

10.2
First Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank of California, N.A., dated as of November 17, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed November 12, 2014

10.3
Second Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank, N.A., dated as of July 10, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed November 12, 2014

10.4
Commencement Letter for Second Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank, N.A., dated as of August 21, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed November 12, 2014

10.5
Third Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank, N.A., dated as of April 14, 2010, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed November 12, 2014

10.6
Fourth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between Hines VAF UB Plaza, L.P. and Union Bank, N.A., dated as of August 10, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed November 12, 2014

10.7
Fifth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of October 31, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 16, 2016

10.8
Sixth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of February 15, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 16, 2016

10.9
Seventh Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of November 14, 2012, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 16, 2016

10.10
Eighth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of May 30, 2014, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 16, 2016

Ex.	Description

10.11	Ninth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of August 30, 2017

10.12
Letter Agreement, related to the Union Bank Plaza Mortgage Loan, by and among the Company, Wells Fargo Bank, National Association and People’s United Bank, National Association, dated as of December 21, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.13	Tenth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated December 31, 2017

10.14
Loan Agreement related to the Portfolio Loan Facility, by and among KBSII 100-200 Campus Drive, LLC, KBSII 300-600 Campus Drive, LLC, KBSII Willow Oaks, LLC, KBSII Pierre Laclede Center, LLC, KBSII 445 South Figueroa, LLC, KBSII Emerald View, LLC, KBSII Granite Tower, LLC, and KBSII Fountainhead, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.15
Guaranty Agreement related to the Portfolio Loan Facility, by KBS REIT Properties II, LLC, in favor of Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.16
Promissory Note related to the Portfolio Loan Facility, by and among KBSII 100-200 Campus Drive, LLC, KBSII 300-600 Campus Drive, LLC, KBSII Willow Oaks, LLC, KBSII Pierre Laclede Center, LLC, KBSII 445 South Figueroa, LLC, KBSII Emerald View, LLC, KBSII Granite Tower, LLC, and KBSII Fountainhead, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.17
Mortgage, Assignment, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII 100-200 Campus Drive, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.18
Mortgage, Assignment, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII 300-600 Campus Drive, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.19
Mortgage, Assignment, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Emerald View, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.20
Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Fountainhead, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.21
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Granite Tower, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.22
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII 445 South Figueroa, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.23
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Pierre LaClede Center, LLC and Bank of America, N.A., dated as of March 29, 2018, , incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.24
Credit Line Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Willow Oaks, LLC and Bank of America, N.A., dated as of March 29, 2018, , incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

Ex.	Description

10.25
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 21, 2018, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 21, 2018

10.26	Fountainhead Corporate Park Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated June 29, 2009

10.27	Consent by Landlord to First Amendment to Sub-SubLease, by and between KBSII Fountainhead, LLC, Western International University, Inc. and Tiya Academy LLC, dated July 29, 2009

10.28	First Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated August 11, 2009

10.29	Second Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated November 2, 2009

10.30	Third Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated February 19, 2010

10.31	Fourth Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated March 11, 2011

10.32	Agreement, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated July 29, 2011

10.33	Fifth Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated August 3, 2011

10.34	Sixth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated December 22, 2011

10.35	Seventh Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated June 1, 2012

10.36	Landlord Consent to Sublease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated November 20, 2013

10.37	Eighth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated June 1, 2012

10.38	Ninth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated April 18, 2018

10.39	Tenth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated January 2, 2019

10.40
Agreement of Lease (relating to Denver Place Plaza Tower), by and between Amerimar Realty Management Co.-Colorado, Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated July 30, 2002

10.41	First Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated September 10, 2002

10.42	Second Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated July 23, 2004

10.43	Third Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated November 1, 2004

10.44	Fourth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated December 31, 2004

10.45	Fifth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated April 20, 2005

10.46	Sixth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated May 18, 2005

10.47	Seventh Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated July 15, 2005

Ex.	Description

10.48	Eighth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Western Gas Resources, Inc., dated November 15, 2005

10.49	Ninth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated February 16, 2007

10.50	Tenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated September 11, 2007

10.51	Eleventh Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated November 9, 2007

10.52	Twelfth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated March 3, 2008

10.53	Temporary Lease Agreement (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated April 28, 2008

10.54	Thirteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Company, dated October 6, 2011

10.55	Fourteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated November 13, 2012

10.56	Fifteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated June 5, 2013

10.57	Sixteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated August 17, 2015

10.58	Seventeenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated December 19, 2018

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eighth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 19, 2014

99.2	Ninth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 7, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Appendix A
Capitalized terms used herein shall have the meaning set forth in our charter.
Independent Directors. The directors of the Corporation who are not associated and have not been associated within the last two years, directly or indirectly, with the Sponsor or Advisor of the Corporation.

(a)	A director shall be deemed to be associated with the Sponsor or Advisor if he or she:

(i)	owns an interest in the Sponsor, Advisor or any of their Affiliates;

(ii)	is employed by the Sponsor, Advisor or any of their Affiliates;

(iii)	is an officer or director of the Sponsor, Advisor or any of their Affiliates;

(iv)	performs services, other than as a director, for the Corporation;

(v)	is a director for more than three REITs organized by the Sponsor or advised by the Advisor; or

(vi)	has any material business or professional relationship with the Sponsor, Advisor or any of their Affiliates.

(b)
Consistent with (a)(v) above, serving as an independent director of or receiving independent director fees from or owning an interest in a REIT or other real estate program organized by the Sponsor or advised or managed by the Advisor or its Affiliates shall not, by itself, cause a director to be deemed associated with the Sponsor or the Advisor.

(c)
For purposes of determining whether or not a business or professional relationship is material pursuant to (a)(vi) above, the annual gross revenue derived by the director from the Sponsor, Advisor and their Affiliates (excluding fees for serving as an independent director of the Corporation or other REIT or real estate program organized or advised or managed by the Advisor or its Affiliates) shall be deemed material per se if it exceeds 5% of the director’s:

(i)	annual gross revenue, derived from all sources, during either of the last two years; or

(ii)	net worth, on a fair market value basis.

(d)
An indirect relationship shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the Sponsor, Advisor any of their Affiliates or the Corporation.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Real Estate Investment Trust II, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust II, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 13, 2019

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Real estate:
Land	$158,036	$158,036
Buildings and improvements	938,607	918,587
Tenant origination and absorption costs	31,295	53,901
Total real estate held for investment, cost	1,127,938	1,130,524
Less accumulated depreciation and amortization	(173,731)	(166,372)
Total real estate held for investment, net	954,207	964,152
Real estate held for sale, net	—	66,717
Total real estate, net	954,207	1,030,869
Real estate loan receivable, net	—	13,923
Total real estate and real estate-related investments, net	954,207	1,044,792
Cash and cash equivalents	57,730	81,017
Restricted cash	17,957	5,626
Rents and other receivables, net	94,044	59,872
Above-market leases, net	224	2,118
Assets related to real estate held for sale	—	2,927
Prepaid expenses and other assets	32,855	28,758
Total assets	$1,157,017	$1,225,110
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$415,208	$407,719
Notes payable related to real estate held for sale, net	—	94,580
Total notes payable, net	415,208	502,299
Accounts payable and accrued liabilities	48,903	13,166
Due to affiliate	55	84
Distributions payable	3,874	4,376
Below-market leases, net	314	984
Liabilities related to real estate held for sale	—	320
Other liabilities	17,189	9,299
Total liabilities	485,543	530,528
Commitments and contingencies (Note 12)
Redeemable common stock	10,000	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 186,464,794 and 187,666,302 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,865	1,877
Additional paid-in capital	1,667,897	1,673,767
Cumulative distributions in excess of net income	(1,008,288)	(991,062)
Total stockholders’ equity	661,474	684,582
Total liabilities and stockholders’ equity	$1,157,017	$1,225,110
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$121,813	$127,521	$133,408
Tenant reimbursements	12,636	13,641	14,108
Interest income from real estate loans receivable	434	1,060	1,075
Other operating income	7,332	7,237	6,865
Total revenues	142,215	149,459	155,456
Expenses:
Operating, maintenance, and management	35,246	34,719	34,603
Real estate taxes and insurance	19,268	19,816	20,128
Asset management fees to affiliate	10,894	11,617	11,811
General and administrative expenses	6,024	4,541	6,370
Depreciation and amortization	50,202	54,047	58,768
Interest expense	17,884	17,466	16,651
Total expenses	139,518	142,206	148,331
Other income:
Other interest income	1,159	375	529
Loss from extinguishment of debt	(212)	—	—
Gain on sales of real estate	24,884	17,486	9,093
Total other income	25,831	17,861	9,622
Net income	$28,528	$25,114	$16,747
Net income per common share	$0.15	$0.13	$0.09
Weighted-average number of common shares outstanding, basic and diluted	187,133,703	188,235,450	189,111,086
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$28,528	$25,114	$16,747
Other comprehensive income:
Reclassification of realized losses recognized on interest rate swaps (effective portion)	—	—	60
Total other comprehensive income	—	—	60
Total comprehensive income	$28,528	$25,114	$16,807
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2015	189,556,185	$1,895	$1,684,206	$(928,111)	$(60)	$757,930
Net income	—	—	—	16,747	—	16,747
Other comprehensive income	—	—	—	—	60	60
Redemptions of common stock	(836,233)	(8)	(4,682)	—	—	(4,690)
Distributions declared	—	—	—	(53,140)	—	(53,140)
Balance, December 31, 2016	188,719,952	$1,887	$1,679,524	$(964,504)	$—	$716,907
Net income	—	—	—	25,114	—	25,114
Redemptions of common stock	(1,053,650)	(10)	(5,757)	—	—	(5,767)
Distributions declared	—	—	—	(51,672)	—	(51,672)
Balance, December 31, 2017	187,666,302	$1,877	$1,673,767	$(991,062)	$—	$684,582
Net income	—	—	—	28,528	—	28,528
Redemptions of common stock	(1,201,508)	(12)	(5,870)	—	—	(5,882)
Distributions declared	—	—	—	(45,754)	—	(45,754)
Balance, December 31, 2018	186,464,794	$1,865	$1,667,897	$(1,008,288)	$—	$661,474
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$28,528	$25,114	$16,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,202	54,047	58,768
Noncash interest income on real estate-related investments	3	4	3
Deferred rent	3,717	(864)	(6,528)
Bad debt expense	371	515	258
Amortization of above- and below-market leases, net	1,037	762	453
Amortization of deferred financing costs	1,272	1,106	1,748
Unrealized gain on derivative instruments	—	(101)	(478)
Loss from extinguishment of debt	212	—	—
Gain on sale of real estate, net	(24,884)	(17,486)	(9,093)
Changes in operating assets and liabilities:
Rents and other receivables	(38,367)	(2,610)	(2,441)
Prepaid expenses and other assets	(8,186)	(2,635)	(5,837)
Accounts payable and accrued liabilities	34,657	(4,203)	(154)
Due to affiliate	(29)	43	(8)
Other liabilities	7,890	(847)	954
Net cash provided by operating activities	56,423	52,845	54,392
Cash Flows from Investing Activities:
Proceeds from sale of real estate	94,015	83,410	41,210
Improvements to real estate	(34,601)	(17,639)	(38,398)
Principal repayments on real estate loans receivable	13,920	152	128
Net cash provided by investing activities	73,334	65,923	2,940
Cash Flows from Financing Activities:
Proceeds from notes payable	375,000	—	17,000
Principal payments on notes payable	(460,765)	(21,663)	(40,175)
Payments of deferred financing costs	(2,810)	(915)	(879)
Payments to redeem common stock	(5,882)	(5,767)	(4,690)
Distributions paid to common stockholders	(46,256)	(51,789)	(53,372)
Net cash used in financing activities	(140,713)	(80,134)	(82,116)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,956)	38,634	(24,784)
Cash, cash equivalents and restricted cash, beginning of period	86,643	48,009	72,793
Cash, cash equivalents and restricted cash, end of period	$75,687	$86,643	$48,009
Supplemental Disclosure of Cash Flow Information:
Interest paid	$16,686	$16,314	$15,411
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in accrued improvements to real estate	$1,080	$—	$—
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of December 31, 2018, the Company owned eight office properties and an office campus consisting of five office buildings.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2018, the Company had redeemed 27,140,343 shares sold in the Offering for $251.7 million.

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the year ended December 31, 2018, the Company sold three office buildings that were part of an eight-building office campus. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the year ended December 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $1.9 million and were included in tenant reimbursements on the accompanying statements of operations.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
Real Estate Loan Receivable
Interest income on the Company’s real estate loan receivable was recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, were amortized over the term of the loan as an adjustment to interest income.
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
December 31, 2018

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
Real Estate Held for Sale
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results of properties and related gains on sales of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2018, 2017 and 2016 are included in continuing operations on the Company’s consolidated statements of operations.
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
Real Estate Loan Receivable
The Company’s real estate loan receivable was recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.
As of December 31, 2018, the Company did not own any real estate loans receivable. The Company’s real estate loan receivable was paid off in full on June 1, 2018. The Company did not record any impairment losses related to the real estate loan receivable during the years ended December 31, 2018, 2017 and 2016.

Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2018. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
Derivative Instruments
The Company may enter into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a component of interest expense in the accompanying consolidated statements of operations.
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
December 31, 2018

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
December 31, 2018

Redeemable Common Stock
The Company has a share redemption program pursuant to which stockholders may sell their shares to the Company only in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:

•
During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to its stockholders. The dollar limitation for calendar year 2018 was $10.0 million. On December 3, 2018, the Company’s board of directors approved the same annual dollar amount limitation for Special Redemptions for calendar year 2019 of $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.

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
On December 8, 2017, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $4.89 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2017. The change in the redemption price became effective for the December 2017 redemption date, which was December 29, 2017, and was effective through the November 2018 redemption date.
On December 3, 2018, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $4.95 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2018. The change in the redemption price became effective for the December 2018 redemption date, which was December 31, 2018, and will be effective until the estimated value per share is updated.
On December 3, 2018, the Company’s board of directors amended and restated the share redemption program to provide that the Company may amend, suspend or terminate the share redemption program for any reason upon ten business days’ notice to its stockholders. The Company may provide this notice by including such information in a (a) Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) separate mailing to its stockholders. There were no other material changes made to the share redemption program. The amended and restated share redemption program was effective on January 6, 2019.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
For the year ended December 31, 2018, the Company redeemed 1,201,508 shares sold in the Offering for $5.9 million, which represented all redemption requests received in good order and eligible for redemption as Special Redemptions under the share redemption program through the December 2018 redemption date.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform (“AIP Platform”) with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), which liquidated in December 2018; KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”); KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”); KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), which liquidated in December 2018; KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”); and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
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
December 31, 2018

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
With respect to investments in loans and any investments other than real estate, the Company paid the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount included any portion of the investment that was debt financed and was inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2018, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2018. As of December 31, 2018, returns for the calendar years 2014 through 2017 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2018, 2017 and 2016, respectively.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Distributions declared per common share were $0.245, $0.274 and $0.281 in the aggregate for the years ended December 31, 2018, 2017 and 2016, respectively. Distributions per common share were based on a monthly record date for each month during the period commencing January 2016 through December 2018. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions during this period.
Segments
The Company invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. Beginning with the reporting period commencing on January 1, 2016, the Company aggregated its investments into one reportable business segment. The Company considered both quantitative and qualitative thresholds and determined that its investment in a real estate loan receivable did not constitute a reportable segment. Prior to the reporting period commencing on January 1, 2016, the Company had identified two reportable business segments based on its investment types: real estate and real estate-related. The Company’s investment in a real estate-related investment was paid off in full on June 1, 2018.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other similar measures, including annualized base rent and annualized base rent per square foot, used to describe real estate and real estate-related investments included in these Notes to the Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Upon its adoption of ASU No. 2016-02 on January 1, 2019, the Company adopted the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company 1) did not reassess whether any expired or existing contracts are or contain leases, 2) did not reassess the lease classification for any expired or existing lease, and 3) did not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the current lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”), which provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon its adoption of the lease accounting standard under Topic 842, the Company adopted this practical expedient, specifically related to its tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance will be accounted for as rental income on the Company’s statement of operations beginning January 1, 2019. In addition, ASU No. 2018-11, provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company adopted this transition method upon its adoption of the lease accounting standard of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU No. 2018-20”), which permits lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead to account for these costs as if they were lessee costs. In addition, ASU No. 2018-20 requires lessors to 1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and 2) include lessor costs that are reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The amendments also clarify that lessors are required to allocate the variable payments to the lease and non-lease components and follow the recognition guidance in Topic 842 for the lease component and other applicable guidance, such as ASC 606, for the non-lease component. The Company made the accounting policy election related to sales taxes upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.
The Company created an inventory of its leases where the Company may be a lessee to assess the potential impact to the Company’s financial statements. The adoption of the new lease accounting standard did not have a material impact to the Company’s financial statements on January 1, 2019. Beginning January 1, 2019, the Company, as a lessor, will record legal costs incurred to negotiate an operating lease as an expense, classified as operating, maintenance, and management on the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842. In addition, the Company will account for new leases, including modifications of existing leases, entered into on and after January 1, 2019 under the new lease accounting standard under Topic 842 and follow the related presentation and disclosure requirements for reporting periods subsequent to January 1, 2019.
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
In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables from operating leases are not within the scope of Topic 326 and instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
As of December 31, 2018, the Company’s portfolio of real estate held for investment was composed of eight office properties and an office campus consisting of five office buildings, encompassing in the aggregate approximately 4.6 million rentable square feet. As of December 31, 2018, the Company’s real estate portfolio was 76% occupied. The following table summarizes the Company’s real estate portfolio as of December 31, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$154,098	$(16,452)	$137,646
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	161,668	(21,659)	140,009
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	110,160	(22,111)	88,049
Pierre Laclede Center	02/04/2010	Clayton	MO	Office	82,490	(13,729)	68,761
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	185,864	(28,274)	157,590
Emerald View at Vista Center	12/09/2010	West Palm Beach	FL	Office	29,080	(5,177)	23,903
Granite Tower	12/16/2010	Denver	CO	Office	137,932	(30,172)	107,760
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,383	(23,253)	96,130
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	147,263	(12,904)	134,359
					$1,127,938	$(173,731)	$954,207

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

As of December 31, 2018, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Union Bank Plaza	Los Angeles, CA	627,334	$157,590	13.6%	$20,115	$43.42	74%
300-600 Campus Drive Buildings	Florham Park, NJ	578,424	140,009	12.1%	17,865	33.63	92%
100 & 200 Campus Drive Buildings	Florham Park, NJ	590,458	137,646	11.9%	14,002	30.68	77%
Corporate Technology Centre (2)	San Jose, CA	415,700	134,359	11.6%	—	—	—%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) The lease for the single tenant who occupied Corporate Technology Centre expired on October 31, 2018.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2018, the leases had remaining terms, excluding options to extend, of up to 14.3 years with a weighted-average remaining term of 6.0 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.5 million and $2.6 million as of December 31, 2018 and 2017, respectively.
During the years ended December 31, 2018, 2017 and 2016, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(3.7) million, $0.9 million and $6.5 million, respectively. As of December 31, 2018 and 2017, the cumulative deferred rent balance was $88.5 million and $57.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $42.3 million and $9.5 million of unamortized lease incentives as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, lease incentive payable was $35.2 million and $1.8 million, respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.
As of December 31, 2018, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2019	$105,587
2020	102,432
2021	99,375
2022	81,295
2023	68,880
Thereafter	296,863
$754,432

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

As of December 31, 2018, the Company had approximately 180 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	32	$26,807	25.3%
Legal Services	32	14,711	13.9%
Mining, Oil & Gas Extraction	3	13,711	12.9%
Educational Services	1	11,728	11.1%
		$66,957	63.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of December 31, 2018. During the years ended December 31, 2018, 2017 and 2016, the Company recorded bad debt expense of $0.4 million, $0.5 million and $0.3 million, respectively. As of December 31, 2018, the Company had a bad debt expense reserve of approximately $0.1 million, which represented less than 1% of its annualized base rent.
As of December 31, 2018, the Company had a concentration of credit risk related to the following tenant leases that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration
Union Bank	Union Bank Plaza	Finance	295,563	8.6%	$13,687	12.9%	$46.31	01/31/2022 (2)(3)
The University of Phoenix	Fountainhead Plaza	Educational Services	445,957	13.0%	11,728	11.1%	26.30	08/31/2023 (4)
Anadarko Petroleum Corporation	Granite Tower	Mining, Oil & Gas Extraction	360,584	10.5%	11,174	10.5%	30.99	04/30/2021 / 04/30/2033 (5)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of December 31, 2018 and does not take into account any tenant renewal options. Pursuant to a lease amendment that the Company entered into with Union Bank on December 31, 2017, Union Bank surrendered 15,829 rentable square feet of its total rentable square footage on March 31, 2018 and 31,320 rentable square feet of its total rentable square footage on June 30, 2018. In addition, Union Bank also surrendered 321 parking area passes on March 31, 2018. During the year ended December 31, 2018, the Company received $11.4 million of lease termination fees from Union Bank, of which $1.9 million was recognized as rental income and $1.0 million was recognized as other operating income in the accompanying consolidated statements of operations for the year ended December 31, 2018, respectively, and $8.5 million was deferred as of December 31, 2018 and included in other liabilities on the accompanying consolidated balance sheets.
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
(4) The University of Phoenix has two options to extend the term of this lease for five years per option term.
(5) Of the 360,584 rentable square feet occupied by the tenant, a total of 64,841 rentable square feet will expire on April 30, 2021 and the remainder will expire on April 30, 2033. Anadarko Petroleum Corporation has an option to terminate all or a portion of its leased space effective April 30, 2028 or April 30, 2030.
No other tenant accounted for more than 10% of annualized base rent.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Geographic Concentration Risk
As of December 31, 2018, the Company’s net investments in real estate in California and New Jersey represented 25.2% and 24.0% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2018 and 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2018	2017	2018	2017	2018	2017
Cost	$31,295	$53,901	$835	$13,650	$(2,696)	$(6,703)
Accumulated amortization	(17,215)	(33,042)	(611)	(11,532)	2,382	5,719
Net amount	$14,080	$20,859	$224	$2,118	$(314)	$(984)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Amortization	$(6,928)	$(9,412)	$(12,499)	$(1,894)	$(2,348)	$(3,129)	$857	$1,586	$2,676
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2018 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2019	$(3,641)	$(74)	$150
2020	(3,447)	(74)	82
2021	(3,443)	(74)	78
2022	(2,171)	(2)	4
2023	(1,370)	—	—
Thereafter	(8)	—	—
	$(14,080)	$(224)	$314
Weighted-Average Remaining Amortization Period	4.1 years	3.0 years	2.5 years

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2017, the Company, through an indirect wholly owned subsidiary, had originated the following real estate loan receivable, which was paid off in full on June 1, 2018 (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2018	Book Value as of December 31, 2018 (1)	Book Value as of December 31, 2017 (1)	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
Sheraton Charlotte Airport Hotel First Mortgage Charlotte, North Carolina	07/11/2011	Hotel	Mortgage	$—	$—	$13,923	(2)	(2)	(2)
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
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2018 (in thousands):

Real estate loan receivable - December 31, 2017	$13,923
Principal repayments received on the real estate loan receivable	(13,920)
Amortization of closing costs and origination fees on the real estate loan receivable	(3)
Real estate loan receivable - December 31, 2018	$—
For the years ended December 31, 2018, 2017 and 2016, interest income from the real estate loan receivable consisted of the following (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Contractual interest income	$437	$1,064	$1,078
Amortization of closing costs and origination fees	(3)	(4)	(3)
Interest income from real estate loan receivable	$434	$1,060	$1,075

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

6.	REAL ESTATE SALES
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
During the year ended December 31, 2018, the Company sold three office buildings that were part of an eight-building office campus. During the year ended December 31, 2017, the Company sold two office properties. During the year ended December 31, 2016, the Company disposed of one office/flex property. The results of operations for the properties sold during the years ended December 31, 2018, 2017 and 2016 are included in continuing operations on the Company’s consolidated statements of operations. As of December 31, 2018, the Company did not have any real estate properties held for sale. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the years ended December 31, 2018, 2017 and 2016, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenues
Rental income	$2,254	$10,373	$14,343
Tenant reimbursements	377	2,362	2,999
Other operating income	—	18	15
Total revenues	2,631	12,753	17,357
Expenses
Operating, maintenance, and management	130	1,825	2,529
Real estate taxes and insurance	261	2,005	2,704
Asset management fees to affiliate	222	1,088	806
General and administrative expenses	28	30	104
Depreciation and amortization	720	3,336	3,962
Interest expense	588	2,266	3,057
Total expenses	$1,949	$10,550	$13,162
The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2017 (in thousands). No real estate properties were held for sale as of December 31, 2018.

	December 31, 2018	December 31, 2017
Assets related to real estate held for sale
Total real estate, at cost	$—	$76,921
Accumulated depreciation and amortization	—	(10,204)
Real estate held for sale, net	—	66,717
Other assets	—	2,927
Total assets related to real estate held for sale	$—	$69,644
Liabilities related to real estate held for sale
Total notes payable, net	—	94,580
Other liabilities	—	320
Total liabilities related to real estate held for sale	$—	$94,900

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

7.	NOTES PAYABLE
As of December 31, 2018 and 2017, the Company’s notes payable, including notes payable related to real estate held for sale as of December 31, 2017, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of December 31, 2018 (1)	Effective Interest Rate as of December 31, 2018 (1)	Payment Type	Maturity Date (2)
Amended and Restated Portfolio Revolving Loan Facility (3)	$—	$52,638	(3)	(3)	(3)	(3)
Union Bank Plaza Mortgage Loan (3)	—	105,000	(3)	(3)	(3)	(3)
Portfolio Mortgage Loan #1 (3)	—	59,651	(3)	(3)	(3)	(3)
Portfolio Mortgage Loan #3 (3)	—	54,000	(3)	(3)	(3)	(3)
Corporate Technology Centre Mortgage Loan (4)	41,868	138,219	3.50%	3.5%	Principal & Interest	04/01/2020
300-600 Campus Drive Revolving Loan (3)	—	93,125	(3)	(3)	(3)	(3)
Portfolio Loan Facility (5)	375,000	—	One-month LIBOR + 1.45%	3.8%	Interest Only	03/29/2020
Total notes payable principal outstanding	$416,868	$502,633
Deferred financing costs, net	(1,660)	(334)
Total notes payable, net	$415,208	$502,299
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2018, using interest rate indices as of December 31, 2018, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On of March 29, 2018, the Company paid off the outstanding balances under these loans with proceeds from the Portfolio Loan Facility. See footnote (5) below.
(4) In connection with the sales of three of the eight buildings at Corporate Technology Centre during the year ended December 31, 2018, the Company made a partial paydown on the Corporate Technology Centre Mortgage Loan. The Company is required to reserve for the annual charges for real estate taxes by making monthly deposits to an account held by the lender, subject to certain terms and conditions contained in the loan documents.
(5) On March 29, 2018, the Company, through indirect wholly owned subsidiaries, entered into a loan facility (the “Portfolio Loan Facility”) for an amount of up to $500.0 million, of which $375.0 million is term debt and $125.0 million is revolving debt. The Portfolio Loan Facility was used to pay off the Amended and Restated Portfolio Revolving Loan Facility, the Union Bank Plaza Mortgage Loan, Portfolio Mortgage Loan #1, Portfolio Mortgage Loan #3 and the 300-600 Campus Drive Revolving Loan. The Portfolio Loan Facility is secured by the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Willow Oaks Corporate Center, Pierre Laclede Center, Union Bank Plaza, Emerald View at Vista Center, Granite Tower and Fountainhead Plaza. As of December 31, 2018, $375.0 million of term debt of the Portfolio Loan Facility was outstanding and $125.0 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
During the years ended December 31, 2018, 2017 and 2016, the Company incurred $17.9 million, $17.5 million and $16.7 million of interest expense, respectively. As of December 31, 2018 and 2017, $1.3 million and $1.4 million, respectively, of interest expense were payable. Included in interest expense for the years ended December 31, 2018, 2017 and 2016 were $1.3 million, $1.1 million and $1.8 million of amortization of deferred financing costs, respectively. Also included in interest expense for the year ended December 31, 2018 was $0.3 million of debt refinancing costs. During the year ended December 31, 2017, the Company recorded a reduction to interest expense of $10,000 as a result of the Company’s interest rate swap agreements. Interest expense incurred as a result of the Company’s interest rate swap agreements was $0.5 million for the year ended December 31, 2016.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2018 (in thousands):

2019	$1,304
2020	415,564
$416,868
Certain of the Company’s notes payable contain financial debt covenants. As of December 31, 2018, the Company was in compliance with these debt covenants.

8.	DERIVATIVE INSTRUMENTS
The Company may enter into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. The Company does not enter into derivatives for speculative purposes.
The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. As of June 1, 2017, all of the Company’s interest rate swaps had expired.
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

	For the Years Ended December 31,
	2018	2017	2016
Derivatives designated as hedging instruments (1)
Amount of loss recognized on interest rate swaps (effective portion)	$—	$—	$60
	—	—	60
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	—	91	791
Unrealized gain on interest rate swaps	—	(101)	(478)
Losses related to swap terminations	—	—	156
	—	(10)	469
Increase (decrease) in interest expense as a result of derivatives	$—	$(10)	$529
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
December 31, 2018

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The following were the face values, carrying amounts and fair values of the Company’s real estate loan receivable and notes payable as of December 31, 2018 and 2017, which carrying amounts do not generally approximate the fair values (in thousands):

	December 31, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$—	$—	$—	$13,921	$13,923	$13,960
Financial liabilities:
Notes payable	$416,868	$415,208	$416,163	$502,633	$502,299	$500,683
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
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS REIT I (which liquidated in December 2018), KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT (which liquidated in December 2018), KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2018, the Company renewed its participation in the program. The program is effective through June 30, 2019. At renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage.
During the years ended December 31, 2018, 2017 and 2016, no other business transactions occurred between the Company and KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2018, 2017 and 2016, respectively, and any related amounts payable as of December 31, 2018 and 2017 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2018	2017	2016	2018	2017
Expensed
Asset management fees	$10,894	$11,617	$11,811	$—	$—
Reimbursement of operating expenses (1)	373	238	288	55	84
Disposition fees (2)	972	865	423	—	—
	$12,239	$12,720	$12,522	$55	$84
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $244,000, $213,000 and $204,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2018, 2017 and 2016. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
During each of the years ended December 31, 2018 and 2017, the Advisor reimbursed the Company $0.1 million for property insurance rebates.

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$35,676	$34,622	$32,682	$39,235
Net (loss) income	(979)	26,374	(454)	3,587
Net (loss) income per common share, basic and diluted	(0.01)	0.14	—	0.02
Distributions declared per common share	0.060	0.061	0.062	0.062

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$38,351	$37,968	$36,144	$36,996
Net income	2,778	10,354	899	11,083
Net income per common share, basic and diluted	0.01	0.05	—	0.07
Distributions declared per common share	0.068	0.068	0.069	0.069

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

12.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2018.
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
Distributions Paid
On January 2, 2019, the Company paid distributions of $3.9 million, which related to distributions declared for December 2018 in the amount of $0.02076575 per share of common stock to stockholders of record as of the close of business on December 19, 2018. On February 4, 2019, the Company paid distributions of $3.8 million, which related to distributions declared for January 2019 in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on January 18, 2019. On March 1, 2019, the Company paid distributions of $3.8 million, which related to distributions declared for February 2019 in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on February 18, 2019.
Distributions Authorized
On March 12, 2019, the Company’s board of directors authorized a March 2019 distribution in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on March 18, 2019, which the Company expects to pay in April 2019, and an April 2019 distribution in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on April 18, 2019, which the Company expects to pay in May 2019.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2018
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
100 & 200 Campus Drive Buildings	Florham Park, NJ	100%	(4)	$10,700	$188,509	$199,209	$(45,111)	$9,461	$144,637	$154,098	$(16,452)	1988/1989	09/09/2008
300-600 Campus Drive Buildings	Florham Park, NJ	100%	(4)	9,717	185,445	195,162	(33,494)	9,121	152,547	161,668	(21,659)	1997/1999	10/10/2008
Willow Oaks Corporate Center	Fairfax, VA	100%	(4)	25,300	87,802	113,102	(2,942)	25,300	84,860	110,160	(22,111)	1986/1989/2003	08/26/2009
Pierre Laclede Center	Clayton, MO	100%	(4)	15,200	61,507	76,707	5,783	15,200	67,290	82,490	(13,729)	1964/1970	02/04/2010
Union Bank Plaza	Los Angeles, CA	100%	(4)	24,000	190,232	214,232	(28,368)	24,000	161,864	185,864	(28,274)	1967	09/15/2010
Emerald View at Vista Center	West Palm Beach, FL	100%	(4)	5,300	28,455	33,755	(4,675)	5,300	23,780	29,080	(5,177)	2007	12/09/2010
Granite Tower	Denver, CO	100%	(4)	8,850	141,438	150,288	(12,356)	8,850	129,082	137,932	(30,172)	1983	12/16/2010
Fountainhead Plaza	Tempe, AZ	100%	(4)	12,300	123,700	136,000	(16,617)	12,300	107,083	119,383	(23,253)	2011	09/13/2011
Corporate Technology Centre	San Jose, CA	100%	$41,868	48,505	102,894	151,399	(4,136)	48,504	98,759	147,263	(12,904)	1999/2001	03/28/2013
		TOTAL		$159,872	$1,109,982	$1,269,854	$(141,916)	$158,036	$969,902	$1,127,938	$(173,731)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of impairments and write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $1.4 billion (unaudited) as of December 31, 2018.
(4) These properties are security for the Portfolio Loan Facility, which had an outstanding principal balance of $375.0 million as of December 31, 2018.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2018
(in thousands)

	2018	2017	2016
Real Estate
Balance at the beginning of the year	$1,207,445	$1,275,847	$1,291,762
Improvements	35,681	16,616	30,664
Write-off of fully depreciated and fully amortized assets	(38,035)	(13,095)	(9,862)
Impairments	—	—	—
Sales	(77,153)	(71,923)	(36,717)
Balance at the end of the year	$1,127,938	$1,207,445	$1,275,847

Accumulated depreciation and amortization
Balance at the beginning of the year	$176,576	$150,111	$113,460
Depreciation and amortization expense	46,043	50,079	54,831
Write-off of fully depreciated and fully amortized assets	(38,035)	(13,095)	(9,862)
Impairments	—	—	—
Sales	(10,853)	(10,519)	(8,318)
Balance at the end of the year	$173,731	$176,576	$150,111

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 13, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 13, 2019
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 13, 2019
Jeffrey K. Waldvogel
/s/ PETER M. BREN	President and Director	March 13, 2019
Peter M. Bren
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 13, 2019
Stacie K. Yamane
/s/ BARBARA R. CAMBON	Director	March 13, 2019
Barbara R. Cambon
/s/ JEFFREY A. DRITLEY	Director	March 13, 2019
Jeffrey A. Dritley
/s/ STUART A. GABRIEL, PH.D.	Director	March 13, 2019
Stuart A. Gabriel, Ph.D.