Form 10-Q
period 2019-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2019-05-14
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
As of May 10, 2019, there were 186,037,840 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
March 31, 2019

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Real estate:
Land	$137,536	$137,536
Buildings and improvements	853,897	847,969
Tenant origination and absorption costs	29,192	30,863
Total real estate held for investment, cost	1,020,625	1,016,368
Less accumulated depreciation and amortization	(162,449)	(154,825)
Total real estate held for investment, net	858,176	861,543
Real estate held for sale, net	91,789	92,664
Total real estate, net	949,965	954,207
Cash and cash equivalents	43,853	57,730
Restricted cash	18,816	17,957
Rents and other receivables, net	85,266	89,549
Above-market leases, net	206	224
Assets related to real estate held for sale	7,803	7,962
Prepaid expenses and other assets	32,837	29,388
Total assets	$1,138,746	$1,157,017
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$373,875	$373,927
Notes payable related to real estate held for sale, net	41,344	41,281
Total notes payable, net	415,219	415,208
Accounts payable and accrued liabilities	49,955	48,903
Due to affiliate	78	55
Distributions payable	3,842	3,874
Below-market leases, net	244	308
Liabilities related to real estate held for sale	4	6
Other liabilities	15,729	17,189
Total liabilities	485,071	485,543
Commitments and contingencies (Note 9)
Redeemable common stock	8,633	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 186,188,796 and 186,464,794 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,862	1,865
Additional paid-in capital	1,667,900	1,667,897
Cumulative distributions in excess of net income	(1,024,720)	(1,008,288)
Total stockholders’ equity	645,042	661,474
Total liabilities and stockholders’ equity	$1,138,746	$1,157,017
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$27,885	$33,127
Interest income from real estate loans receivable	—	260
Other operating income	1,997	2,289
Total revenues	29,882	35,676
Expenses:
Operating, maintenance, and management	9,302	8,525
Real estate taxes and insurance	5,083	4,818
Asset management fees to affiliate	2,657	2,775
General and administrative expenses	1,673	1,812
Depreciation and amortization	11,785	13,861
Interest expense	4,481	4,974
Total expenses	34,981	36,765
Other income:
Other interest income	199	202
Loss from extinguishment of debt	—	(92)
Total other income	199	110
Net loss	$(4,900)	$(979)
Net loss per common share, basic and diluted	$(0.03)	$(0.01)
Weighted-average number of common shares outstanding, basic and diluted	186,376,862	187,580,675
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2018	186,464,794	$1,865	$1,667,897	$(1,008,288)	$661,474
Net loss	—	—	—	(4,900)	(4,900)
Redemptions of common stock	(275,998)	(3)	(1,364)	—	(1,367)
Transfers from redeemable common stock	—	—	1,367	—	1,367
Distributions declared	—	—	—	(11,532)	(11,532)
Balance, March 31, 2019	186,188,796	$1,862	$1,667,900	$(1,024,720)	$645,042

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2017	187,666,302	$1,877	$1,673,767	$(991,062)	$684,582
Net loss	—	—	—	(979)	(979)
Redemptions of common stock	(261,092)	(3)	(1,274)	—	(1,277)
Transfers from redeemable common stock	—	—	1,277	—	1,277
Distributions declared	—	—	—	(11,309)	(11,309)
Balance, March 31, 2018	187,405,210	$1,874	$1,673,770	$(1,003,350)	$672,294

See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(4,900)	$(979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,785	13,861
Noncash interest income on real estate-related investments	—	1
Deferred rent	1,788	873
Bad debt expense	—	71
Amortization of above- and below-market leases, net	(48)	181
Amortization of deferred financing costs	332	274
Loss from extinguishment of debt	—	92
Changes in operating assets and liabilities:
Rents and other receivables	2,460	344
Prepaid expenses and other assets	(4,344)	(3,599)
Accounts payable and accrued liabilities	819	(1,209)
Due to affiliate	23	20
Other liabilities	(1,460)	7,398
Net cash provided by operating activities	6,455	17,328
Cash Flows from Investing Activities:
Improvements to real estate	(6,221)	(5,504)
Principal repayments on real estate loans receivable	—	43
Net cash used in investing activities	(6,221)	(5,461)
Cash Flows from Financing Activities:
Proceeds from note payable	—	375,000
Principal payments on notes payable	(321)	(365,092)
Payments of deferred financing costs	—	(2,725)
Payments to redeem common stock	(1,367)	(1,277)
Distributions paid to common stockholders	(11,564)	(11,791)
Net cash used in financing activities	(13,252)	(5,885)
Net (decrease) increase in cash and cash equivalents and restricted cash	(13,018)	5,982
Cash and cash equivalents and restricted cash, beginning of period	75,687	86,643
Cash and cash equivalents and restricted cash, end of period	$62,669	$92,625
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,026	$5,616
Supplemental Disclosure of Noncash Transactions:
Accrued improvements to real estate	$5,051	$6,224
Distributions payable	$3,842	$3,894
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of March 31, 2019, the Company owned eight office properties (two of which were held for sale) and an office campus consisting of five office buildings.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of March 31, 2019, the Company had redeemed 27,416,341 shares sold in the Offering for $253.1 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, except for the Company’s adoption of the lease accounting standards issued by the Financial Accounting Standards Board (“FASB”) effective on January 1, 2019. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
March 31, 2019
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2019 and 2018.
Distributions declared per common share were $0.062 and $0.060 in the aggregate for the three months ended March 31, 2019 and 2018, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2019 through March 2019 and January 2018 through March 2018.
Segments
The Company invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of March 31, 2019, the Company aggregated its investments in real estate properties into one reportable business segment.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the three months ended March 31, 2018, the Company reclassified $2.9 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
In addition, during the three months ended March 31, 2019, the Company classified two office properties as held for sale. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Revenue Recognition - Operating Leases
Real Estate
On January 1, 2019, the Company adopted the lease accounting standards under Topic 842 including the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted this transition method upon its adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. The Company’s comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of Topic 840.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on the Company’s statement of operations beginning January 1, 2019. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on the Company’s statement of operations beginning January 1, 2019.
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the lessee or lessor supervises the construction and bears the risk of cost overruns;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and tenant reimbursements and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to the Company’s collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
Beginning January 1, 2019, the Company, as a lessor, records costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classify such costs as operating, maintenance, and management expense on the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

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
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2019, the Company’s portfolio of real estate held for investment was composed of six office properties and an office campus consisting of five office buildings, encompassing in the aggregate approximately 3.8 million rentable square feet. As of March 31, 2019, the Company’s real estate portfolio was 71% occupied. The following table summarizes the Company’s real estate portfolio as of March 31, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$154,525	$(17,997)	$136,528
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	162,054	(23,138)	138,916
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	111,740	(23,282)	88,458
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	187,620	(30,204)	157,416
Granite Tower	12/16/2010	Denver	CO	Office	137,233	(29,563)	107,670
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	(24,621)	94,763
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	148,069	(13,644)	134,425
					$1,020,625	$(162,449)	$858,176
As of March 31, 2019, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Union Bank Plaza	Los Angeles, CA	627,334	$157,416	13.8%	$19,921	$43.25	73%
300-600 Campus Drive Buildings	Florham Park, NJ	578,388	138,916	12.2%	17,895	33.58	92%
100 & 200 Campus Drive Buildings	Florham Park, NJ	590,458	136,528	12.0%	13,715	30.57	76%
Corporate Technology Centre (2)	San Jose, CA	415,700	134,425	11.8%	—	—	—%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) The lease for the single tenant who occupied Corporate Technology Centre expired on October 31, 2018.
Operating Leases
The Company’s real estate properties held for investment are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2019, the leases had remaining terms, excluding options to extend, of up to 14.1 years with a weighted-average remaining term of 6.3 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.0 million and $2.5 million as of March 31, 2019 and December 31, 2018, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

During the three months ended March 31, 2019 and 2018, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(1.8) million and $(0.9) million, respectively. As of March 31, 2019 and December 31, 2018, the cumulative deferred rent balance was $82.3 million and $84.0 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $40.7 million and $41.7 million of unamortized lease incentives as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, lease incentive payable was $34.7 million and $35.2 million, respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.
As of March 31, 2019, the future minimum rental income from the Company’s properties held for investment under non-cancelable operating leases was as follows (in thousands):

April 1, 2019 through December 31, 2019	$65,300
2020	90,437
2021	84,878
2022	74,255
2023	67,089
Thereafter	305,725
$687,684
As of March 31, 2019, the Company had approximately 110 tenants over a diverse range of industries and geographic areas in its portfolio of real estate held for investment. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	18	$23,877	26.7%
Mining, Oil & Gas Extraction	3	14,705	16.4%
Educational Services	1	11,728	13.1%
Legal Services	17	10,073	11.3%
		$60,383	67.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of March 31, 2019. During the three months ended March 31, 2019, the Company recorded an adjustment to rental income of $0.7 million for lease payments that were deemed not probable of collection and a net recovery of bad debt of $0.1 million, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2018, the Company recorded bad debt expense of $0.1 million, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

As of March 31, 2019, the Company had a concentration of credit risk related to the following tenant leases that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration
Union Bank	Union Bank Plaza	Finance	295,563	10.8%	$13,687	15.3%	$46.31	01/31/2022 (2)(3)
The University of Phoenix	Fountainhead Plaza	Educational Services	445,957	16.3%	11,728	13.1%	26.30	08/31/2023 (4)
Anadarko Petroleum Corporation	Granite Tower	Mining, Oil & Gas Extraction	360,584	13.2%	12,168	13.6%	33.75	04/30/2021 / 04/30/2033 (5)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of March 31, 2019 and does not take into account any tenant renewal options. Pursuant to a lease amendment that the Company entered into with Union Bank on December 31, 2017, Union Bank surrendered 15,829 rentable square feet of its total rentable square footage on March 31, 2018 and 31,320 rentable square feet of its total rentable square footage on June 30, 2018. In addition, Union Bank also surrendered 321 parking area passes on March 31, 2018. During the year ended December 31, 2018, the Company received $11.4 million of lease termination fees from Union Bank, of which $8.5 million was deferred as of December 31, 2018. During the three months ended March 31, 2018, $0.5 million was recognized as rental income and $0.3 million was recognized as other operating income in the accompanying consolidated statement of operations. During the three months ended March 31, 2019, $0.5 million was recognized as rental income and $0.2 million was recognized as other operating income in the accompanying consolidated statements of operations, and $7.8 million was deferred as of March 31, 2019 and included in other liabilities on the accompanying consolidated balance sheets.
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
(5) Per the lease agreement, 64,841 rentable square feet will expire on April 30, 2021 and the remainder will expire on April 30, 2033. Anadarko Petroleum Corporation has an option to terminate all or a portion of its leased space effective April 30, 2028 or April 30, 2030.
No other tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of March 31, 2019, the Company’s net investments in real estate in California and New Jersey represented 25.6% and 24.2% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and New Jersey real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Cost	$29,192	$30,863	$835	$835	$(1,154)	$(2,635)
Accumulated amortization	(16,139)	(16,873)	(629)	(611)	910	2,327
Net amount	$13,053	$13,990	$206	$224	$(244)	$(308)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Amortization	$(960)	$(2,594)	$(18)	$(583)	$66	$402

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

5.	REAL ESTATE HELD FOR SALE
During the year ended December 31, 2018, the Company sold three office buildings that were part of an eight-building office campus. As of March 31, 2019, the Company classified two office properties as held for sale. The results of operations for the three office buildings sold and the two office properties held for sale are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2018 and the properties held for sale as of March 31, 2019, which were included in continuing operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues
Rental income	$5,172	$6,855
Total revenues	5,172	6,855
Expenses
Operating, maintenance, and management	1,614	1,614
Real estate taxes and insurance	1,044	1,136
Asset management fees to affiliate	285	436
General and administrative expenses	156	1
Depreciation and amortization	1,598	2,229
Interest expense	482	874
Total expenses	$5,179	$6,290
The following summary presents the major components of assets and liabilities related to real estate held for sale as of March 31, 2019 and December 31, 2018 (in thousands).

	March 31, 2019	December 31, 2018
Assets related to real estate held for sale
Total real estate, at cost	$112,096	$111,570
Accumulated depreciation and amortization	(20,307)	(18,906)
Real estate held for sale, net	91,789	92,664
Other assets	7,803	7,962
Total assets related to real estate held for sale	$99,592	$100,626
Liabilities related to real estate held for sale
Notes payable, net	41,344	41,281
Other liabilities	4	6
Total liabilities related to real estate held for sale	$41,348	$41,287

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

6.	NOTES PAYABLE
As of March 31, 2019 and December 31, 2018, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of March 31, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of March 31, 2019 (1)	Effective Interest Rate as of March 31, 2019 (1)	Payment Type	Maturity Date (2)
Corporate Technology Centre Mortgage Loan (3)	$41,547	$41,868	3.50%	3.5%	Principal & Interest	04/01/2020
Portfolio Loan Facility (4)	375,000	375,000	One-month LIBOR + 1.45%	3.9%	Interest Only	03/29/2020
Total notes payable principal outstanding	$416,547	$416,868
Deferred financing costs, net	(1,328)	(1,660)
Total notes payable, net	$415,219	$415,208
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2019. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2019, using interest rate indices as of March 31, 2019, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) The loan documents require the Company to reserve for the annual charges for real estate taxes by making monthly deposits to an account held by the lender, subject to certain terms and conditions contained in the loan documents.
(4) The Portfolio Loan Facility is secured by the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Willow Oaks Corporate Center, Pierre Laclede Center, Union Bank Plaza, Emerald View at Vista Center, Granite Tower and Fountainhead Plaza. As of March 31, 2019, $375.0 million of term debt of the Portfolio Loan Facility was outstanding and $125.0 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
During the three months ended March 31, 2019 and 2018, the Company incurred $4.5 million and $5.0 million of interest expense, respectively. As of March 31, 2019 and December 31, 2018, $1.5 million and $1.3 million, respectively, of interest expense were payable. Included in interest expense for the three months ended March 31, 2019 and 2018 were $0.3 million and $0.3 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three months ended March 31, 2018 was $0.3 million of debt refinancing costs.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2019 (in thousands):

April 1, 2019 through December 31, 2019	$983
2020	415,564
$416,547
Certain of the Company’s notes payable contain financial debt covenants. As of March 31, 2019, the Company was in compliance with these debt covenants.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

7.	FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2019 and December 31, 2018, which carrying amounts do not generally approximate the fair values (in thousands):

	March 31, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$416,547	$415,219	$417,226	$416,868	$415,208	$416,163
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
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

8.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) (which liquidated in December 2018), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) (which liquidated in December 2018), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
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
During the three months ended March 31, 2019 and 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2019 and 2018, respectively, and any related amounts payable as of March 31, 2019 and December 31, 2018 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2019	2018	2019	2018
Expensed
Asset management fees	$2,657	$2,775	$—	$—
Reimbursement of operating expenses (1)	80	78	78	55
	$2,737	$2,853	$78	$55
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $63,000 and $66,000 for the three months ended March 31, 2019 and 2018, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2019 and 2018. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

9.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2019.
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

10.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2019, the Company paid distributions of $3.8 million, which related to distributions declared for March 2019 in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on March 18, 2019. On May 1, 2019, the Company paid distributions of $3.8 million, which related to distributions declared for April 2019 in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on April 18, 2019.
Distributions Authorized
On May 14, 2019, the Company’s board of directors authorized a May 2019 distribution in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on May 17, 2019, which the Company expects to pay in June 2019, and a June 2019 distribution in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on June 18, 2019, which the Company expects to pay in July 2019.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers, one of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

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

•
Our portfolio loan facility bears interest at a variable rate of 145 basis points over one-month LIBOR, and we may incur additional variable rate debt in the future. The interest and related payments on our variable rate debt will vary with the movement of LIBOR or other indexes. Increases in one-month LIBOR or other indexes would increase the amount of our debt payments and could limit our ability to pay distributions to our stockholders.

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

•
During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets. As of March 31, 2019, we had classified two office properties as held for sale.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”).
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
We invested in a diverse portfolio of real estate and real estate-related investments. As of March 31, 2019, we owned eight office properties (two of which were held for sale) and an office campus consisting of five office buildings.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of March 31, 2019, we had redeemed 27,416,341 shares sold in our offering for $253.1 million.
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
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness.  Further, increases in interest rates would increase the amount of our debt payments under our portfolio loan facility. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
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
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 3, 2018, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2019 for Special Redemptions (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of March 31, 2019, we had $8.6 million available for Special Redemptions for the remainder of 2019.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2019, our real estate properties were 71% occupied and our bad debt reserve was less than 1% of annualized base rent.
For the three months ended March 31, 2019, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand. Operating cash needs during the same period were met with cash flow generated by our real estate. We paid distributions to our stockholders during the three months ended March 31, 2019 using current period cash flow from operations and cash flow from operations in excess of distributions paid from prior periods. We believe that our cash on hand, cash flow from operations, availability under our portfolio loan facility and proceeds from the sales of real estate properties will be sufficient to meet our liquidity needs for the foreseeable future.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our cash flow from operations has decreased and will continue to decrease in future periods as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2019. As of March 31, 2019, we had classified two office properties as held for sale.
Cash Flows from Operating Activities
As of March 31, 2019, we owned eight office properties (two of which were held for sale) and an office campus consisting of five office buildings.
During the three months ended March 31, 2019, net cash provided by operating activities was $6.5 million, compared to $17.3 million during the three months ended March 31, 2018. The decrease in net cash provided by operating activities was primarily due to lease termination fees received in 2018. We anticipate cash flows from operating activities to decrease in the future as a result of additional asset sales.
Cash Flows from Investing Activities
Net cash used in investing activities was $6.2 million for the three months ended March 31, 2019 due to improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2019, net cash used in financing activities was $13.3 million and consisted of the following:

•	$11.6 million of cash used for distributions;

•	$1.4 million of cash used for redemptions of common stock; and

•	$0.3 million of principal payments on notes payable.
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
As of March 31, 2019, we had $43.9 million of cash and cash equivalents and up to $125.0 million available for future disbursements under our portfolio loan facility, subject to certain conditions and restrictions set forth in the loan agreement, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2019, our borrowings and other liabilities were approximately 33% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020
Outstanding debt obligations (1)	$416,547	$983	$415,564
Interest payments on outstanding debt obligations (2)	16,282	12,209	4,073
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2019 (consisting of the contractual interest rate). We incurred interest expense of $4.2 million, excluding amortization of deferred financing costs of $0.3 million during the three months ended March 31, 2019.
Results of Operations
Overview
As of March 31, 2018, we owned eight office properties, an office campus consisting of eight office buildings and one real estate loan receivable. Subsequent to March 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. As a result, as of March 31, 2019, we owned eight office properties (of which two office properties were held for sale) and an office campus consisting of five office buildings. The results of operations presented for the three months ended March 31, 2019 and 2018 are not directly comparable due to the dispositions of real estate properties and the payoff of our real estate loan receivable. In general, we expect income and expenses to decrease in future periods due to disposition activity.
Comparison of the three months ended March 31, 2019 versus the three months ended March 31, 2018
The following table provides summary information about our results of operations for the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2019	2018
Rental income	$27,885	$33,127	$(5,242)	(16)%	$(1,896)	$(3,346)
Interest income from real estate loan receivable	—	260	(260)	(100)%	(260)	—
Other operating income	1,997	2,289	(292)	(13)%	—	(292)
Operating, maintenance and management costs	9,302	8,525	777	9%	(72)	849
Real estate taxes and insurance	5,083	4,818	265	6%	(285)	550
Asset management fees to affiliate	2,657	2,775	(118)	(4)%	(183)	65
General and administrative expenses	1,673	1,812	(139)	(8)%	n/a	n/a
Depreciation and amortization	11,785	13,861	(2,076)	(15)%	(587)	(1,489)
Interest expense	4,481	4,974	(493)	(10)%	(404)	(89)
Other interest income	199	202	(3)	(1)%	n/a	n/a
Loss from extinguishment of debt	—	(92)	92	(100)%	92	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 related to real estate and real estate-related investments disposed of or repaid on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 related to real estate investments owned by us throughout both periods presented.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income decreased from $33.1 million for the three months ended March 31, 2018 to $27.9 million for the three months ended March 31, 2019, primarily due to the disposition of real estate properties subsequent to January 1, 2018, an overall decrease in portfolio occupancy of 6% and an aggregate decrease in average annualized base rent per square foot of 3.0% related to real estate properties held throughout both periods, partially offset by a net increase in rental income due to higher operating and property tax recoveries at a real estate property held throughout both periods. Overall, we expect rental income to decrease in future periods due to anticipated dispositions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, was $0.3 million for the three months ended March 31, 2018. The borrower under our real estate loan receivable paid off the entire principal balance due to us on June 1, 2018.
Other operating income decreased from $2.3 million for the three months ended March 31, 2018 to $2.0 million for the three months ended March 31, 2019, primarily due to a decrease in parking revenues from properties held throughout both periods as a result of a decrease in overall occupancy.
Operating, maintenance and management costs increased from $8.5 million for the three months ended March 31, 2018 to $9.3 million for the three months ended March 31, 2019, primarily due to an increase in utility costs, repair and maintenance costs and onsite wages and benefits for properties held throughout both periods. Also included in operating, maintenance and management costs for the three months ended March 31, 2019 was $0.1 million of legal fees related to leasing. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we record legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost.  We expect operating, maintenance and management costs to decrease in future periods due to anticipated dispositions of real estate properties, offset by general increases due to inflation.
Real estate taxes and insurance increased from $4.8 million for the three months ended March 31, 2018 to $5.1 million for the three months ended March 31, 2019, primarily due to an increase in property tax expenses of $0.4 million at a property held throughout both periods due to a change in the arrangement whereby the tenant reimbursed us for property tax expenses during the three months ended March 31, 2019 instead of the tenant paying the property tax bill directly during the three months ended March 31, 2018 and an increase of $0.2 million due to a higher property tax assessed value for one real estate property held throughout both periods, offset by a decrease in property tax and insurance due to the disposition of real estate properties subsequent to January 1, 2018.  We expect real estate taxes and insurance to decrease in future periods due to anticipated dispositions of real estate properties, partially offset by increases due to higher property tax assessed values.
Asset management fees with respect to our real estate and real estate-related investments decreased slightly from $2.8 million for the three months ended March 31, 2018 to $2.7 million for the three months ended March 31, 2019, primarily due to the disposition of real estate properties and payoff of our real estate loan receivable subsequent to January 1, 2018. All asset management fees incurred as of March 31, 2019 have been paid. We expect asset management fees to decrease in future periods due to anticipated dispositions of real estate properties, partially offset by increases in capital improvements.
General and administrative expenses decreased from $1.8 million for the three months ended March 31, 2018 to $1.7 million for the three months ended March 31, 2019, primarily due to a decrease in transfer agent fees.
Depreciation and amortization decreased from $13.9 million for the three months ended March 31, 2018 to $11.8 million for the three months ended March 31, 2019 due to the disposition of real estate properties subsequent to January 1, 2018 and as a result of lease expirations and early lease terminations related to properties held throughout both periods, partially offset by an increase in depreciation and amortization relating to the building improvements placed in service during 2018 at Willow Oaks and the 100 & 200 Campus Drive Buildings. We expect depreciation and amortization to decrease in future periods due to anticipated dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense decreased from $5.0 million for the three months ended March 31, 2018 to $4.5 million for the three months ended March 31, 2019. Included in interest expense for the three months ended March 31, 2019 was $0.3 million of amortization of deferred financing costs. Included in interest expense for the three months ended March 31, 2018 was $0.3 million of amortization of deferred financing costs and $0.3 million of debt refinancing costs. The decrease in interest expense is primarily due to an overall decrease in our total debt outstanding due to loan repayments in connection with the disposition of real estate properties subsequent to January 1, 2018. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our portfolio loan facility and any debt repayments we make.
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

FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties and real estate-related investments sold, held for sale or repaid during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold, real estate-related investments repaid and two real estate properties held for sale as of March 31, 2019.
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs and loss from extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2019 and 2018 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(4,900)	$(979)
Depreciation of real estate assets	9,258	9,148
Amortization of lease-related costs	2,527	4,713
FFO	6,885	12,882
Straight-line rent and amortization of above- and below-market leases	1,740	1,054
Amortization of discounts and closing costs	—	1
Loss from extinguishment of debt	—	92
MFFO	$8,625	$14,029
Our calculation of MFFO above includes amounts related to the operations of three office buildings that were part of an eight-building office campus that were sold and one real estate loan receivable that was paid off between January 1, 2018 and March 31, 2019 and two real estate properties held for sale as of March 31, 2019. Please refer to the table below with respect to the proportion of MFFO related to real estate properties sold, the real estate-related investment paid off and the real estate properties held for sale as of March 31, 2019 (in thousands).

	For the Three Months Ended March 31,
	2019	2018
MFFO by component:
Assets held for investment	$6,529	$10,272
Real estate properties sold	—	1,164
Real estate loans receivable paid off	—	235
Real estate properties held for sale	2,096	2,358
MFFO	$8,625	$14,029
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first quarter of 2019 (in thousands, except per share amounts):

Period	Distributions Declared	Distributions Declared Per Share(1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2019	$11,532	$0.062	$11,564	$6,455
_____________________
(1) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the three months ended March 31, 2019, we paid aggregate distributions of $11.6 million, all of which were paid in cash. FFO and cash flow from operations for the three months ended March 31, 2019 were $6.9 million and $6.5 million, respectively. We funded our total distributions paid with $6.5 million of current period cash flow from operations and $5.1 million of cash flow from operations in excess of distributions paid from prior periods. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long term, we expect that our distributions will generally be paid from cash flow from operations, FFO from current or prior periods and proceeds from sales of our assets.
During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. As of March 31, 2019, we had classified two office properties as held for sale. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2019.
Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward — Looking Statements,” “—Market Outlook — Real Estate and Real Estate Finance Markets,” “—Liquidity and Capital Resources” and “—Results of Operations” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligation; our ability to successfully dispose of additional assets; and the sources and amounts of cash we have available for distributions.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. There have been no significant changes to our accounting policies during 2019, except for our adoption of the lease accounting standards issued by the Financial Accounting Standards Board effective on January 1, 2019.
Revenue Recognition - Operating Leases
Real Estate
On January 1, 2019, we adopted the lease accounting standards under Topic 842 including the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, we (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. We did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, we adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We adopted this transition method upon its adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. Our comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of Topic 840.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on our statement of operations beginning January 1, 2019. In addition, we adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. We believe the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on our statement of operations beginning January 1, 2019.
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the lessee or lessor supervises the construction and bears the risk of cost overruns;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and tenant reimbursements and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to our collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
Beginning January 1, 2019, we, as a lessor, record costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classify such costs as operating, maintenance, and management expense on our consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2019, we paid distributions of $3.8 million, which related to distributions declared for March 2019 in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on March 18, 2019. On May 1, 2019, we paid distributions of $3.8 million, which related to distributions declared for April 2019 in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on April 18, 2019.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions Authorized
On May 14, 2019, our board of directors authorized a May 2019 distribution in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on May 17, 2019, which we expect to pay in June 2019, and a June 2019 distribution in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on June 18, 2019, which we expect to pay in July 2019.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future payments on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2019, the fair value of our fixed rate debt was $41.3 million and the outstanding principal balance of our fixed rate debt was $41.5 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2019. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $375.0 million of variable rate debt outstanding. Based on interest rates as of March 31, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2020, interest expense on our variable rate debt would increase or decrease by $3.8 million.
The interest rates of our fixed rate debt and variable rate debt as of March 31, 2019 were 3.5% and 3.9%, respectively. The interest rates represent the actual interest rate in effect as of March 31, 2019, using interest rate indices as of March 31, 2019, where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook — Real Estate and Real Estate Finance Markets” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

c)
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:

•
During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On December 3, 2018, our board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2019 of $10.0 million in the aggregate (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

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

Equity Securities - Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019.
We may amend, suspend or terminate our share redemption program for any reason upon ten business days’ notice to our stockholders, and we may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to our stockholders. We may provide this notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.
The only redemptions we made under our share redemption program during the three months ended March 31, 2019 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the three months ended March 31, 2019 with existing cash on hand.
During the three months ended March 31, 2019, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	87,190	$4.95	(3)
February 2019	80,441	$4.95	(3)
March 2019	108,367	$4.95	(3)
Total	275,998
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
(2) In accordance with our share redemption program, the redemption price for Special Redemptions is equal to the most recent estimated value per share of our common stock as of the redemption date. On December 3, 2018, our board of directors approved an estimated value per share of our common stock of $4.95 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2018. The change in the redemption price became effective for the December 31, 2018 redemption date and will be effective until the estimated value per share is updated. We expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2019. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the three months ended March 31, 2019, we redeemed $1.4 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2019 redemption date. Based on the redemption limitations described above and redemptions through March 31, 2019, we may redeem up to $8.6 million of shares in connection with Special Redemptions for the remainder of 2019.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Ninth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 7, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	May 14, 2019	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 14, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)