Form 10-Q
period 2019-06-30
KBS Real Estate Investment Trust II, Inc.
filed 2019-08-12
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of August 9, 2019, there were 185,799,679 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
June 30, 2019

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate:
Land	$137,536	$137,536
Buildings and improvements	870,072	847,969
Tenant origination and absorption costs	28,042	30,863
Total real estate held for investment, cost	1,035,650	1,016,368
Less accumulated depreciation and amortization	(170,618)	(154,825)
Total real estate held for investment, net	865,032	861,543
Real estate held for sale, net	—	92,664
Total real estate, net	865,032	954,207
Cash and cash equivalents	41,737	57,730
Restricted cash	15,240	17,957
Rents and other receivables, net	82,735	89,549
Above-market leases, net	187	224
Assets related to real estate held for sale	—	7,962
Prepaid expenses and other assets	32,059	29,388
Total assets	$1,036,990	$1,157,017
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$383,343	$373,927
Notes payable related to real estate held for sale, net	—	41,281
Total notes payable, net	383,343	415,208
Accounts payable and accrued liabilities	50,026	48,903
Due to affiliate	57	55
Distributions payable	3,835	3,874
Below-market leases, net	217	308
Liabilities related to real estate held for sale	—	6
Other liabilities	15,786	17,189
Total liabilities	453,264	485,543
Commitments and contingencies (Note 9)
Redeemable common stock	7,093	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 185,871,023 and 186,464,794 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,859	1,865
Additional paid-in capital	1,667,903	1,667,897
Cumulative distributions in excess of net income	(1,093,129)	(1,008,288)
Total stockholders’ equity	576,633	661,474
Total liabilities and stockholders’ equity	$1,036,990	$1,157,017
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$25,792	$32,040	$53,676	$65,167
Interest income from real estate loans receivable	—	174	—	434
Other operating income	1,882	2,408	3,879	4,697
Total revenues	27,674	34,622	57,555	70,298
Expenses:
Operating, maintenance, and management	8,574	8,081	17,876	16,606
Real estate taxes and insurance	4,582	4,428	9,665	9,247
Asset management fees to affiliate	2,581	2,730	5,238	5,504
General and administrative expenses	1,189	1,224	2,862	3,036
Depreciation and amortization	10,218	12,490	22,003	26,350
Interest expense	4,363	4,344	8,844	9,319
Total expenses	31,507	33,297	66,488	70,062
Other income:
Other interest income	163	285	363	487
Loss from extinguishment of debt	(306)	(120)	(306)	(212)
Gain on sale of real estate, net	30,754	24,884	30,754	24,884
Total other income	30,611	25,049	30,811	25,159
Net income	$26,778	$26,374	$21,878	$25,395
Net income per common share, basic and diluted	$0.14	$0.14	$0.12	$0.14
Weighted-average number of common shares outstanding, basic and diluted	186,052,556	187,338,104	186,213,813	187,458,720
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2019	186,188,796	$1,862	$1,667,900	$(1,024,720)	$645,042
Net income	—	—	—	26,778	26,778
Redemptions of common stock	(317,773)	(3)	(1,537)	—	(1,540)
Transfers from redeemable common stock	—	—	1,540	—	1,540
Distributions declared	—	—	—	(95,187)	(95,187)
Balance, June 30, 2019	185,871,023	$1,859	$1,667,903	$(1,093,129)	$576,633

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2018	187,405,210	$1,874	$1,673,770	$(1,003,350)	$672,294
Net income	—	—	—	26,374	26,374
Redemptions of common stock	(242,936)	(2)	(1,186)	—	(1,188)
Transfers from redeemable common stock	—	—	1,188	—	1,188
Distributions declared	—	—	—	(11,420)	(11,420)
Balance, June 30, 2018	187,162,274	$1,872	$1,673,772	$(988,396)	$687,248

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
For the Six Months Ended June 30, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2018	186,464,794	$1,865	$1,667,897	$(1,008,288)	$661,474
Net income	—	—	—	21,878	21,878
Redemptions of common stock	(593,771)	(6)	(2,901)	—	(2,907)
Transfers from redeemable common stock	—	—	2,907	—	2,907
Distributions declared	—	—	—	(106,719)	(106,719)
Balance, June 30, 2019	185,871,023	$1,859	$1,667,903	$(1,093,129)	$576,633

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2017	187,666,302	$1,877	$1,673,767	$(991,062)	$684,582
Net income	—	—	—	25,395	25,395
Redemptions of common stock	(504,028)	(5)	(2,460)	—	(2,465)
Transfers from redeemable common stock	—	—	2,465	—	2,465
Distributions declared	—	—	—	(22,729)	(22,729)
Balance, June 30, 2018	187,162,274	$1,872	$1,673,772	$(988,396)	$687,248
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$21,878	$25,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,003	26,350
Noncash interest income on real estate-related investments	—	3
Deferred rent	3,173	1,959
Bad debt expense	—	173
Amortization of above- and below-market leases, net	(56)	537
Amortization of deferred financing costs	790	608
Loss from extinguishment of debt	306	212
Gain on sale of real estate, net	(30,754)	(24,884)
Changes in operating assets and liabilities:
Rents and other receivables	3,673	(192)
Prepaid expenses and other assets	(4,465)	(2,503)
Accounts payable and accrued liabilities	(2,668)	(85)
Due to affiliate	2	(12)
Other liabilities	(1,403)	11,332
Net cash provided by operating activities	12,479	38,893
Cash Flows from Investing Activities:
Proceeds from sale of real estate	130,285	94,015
Improvements to real estate	(18,848)	(14,104)
Principal repayments on real estate loans receivable	—	13,920
Net cash provided by investing activities	111,437	93,831
Cash Flows from Financing Activities:
Proceeds from note payable	39,000	375,000
Principal payments on notes payable	(71,336)	(460,186)
Payments of deferred financing costs	(625)	(2,809)
Payments to redeem common stock	(2,907)	(2,465)
Distributions paid to common stockholders	(106,758)	(23,342)
Net cash used in financing activities	(142,626)	(113,802)
Net (decrease) increase in cash and cash equivalents and restricted cash	(18,710)	18,922
Cash and cash equivalents and restricted cash, beginning of period	75,687	86,643
Cash and cash equivalents and restricted cash, end of period	$56,977	$105,565
Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,180	$8,800
Supplemental Disclosure of Noncash Transactions:
Accrued improvements to real estate	$8,609	$9,811
Distributions payable	$3,835	$3,763
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of June 30, 2019, the Company owned six office properties and an office campus consisting of five office buildings.
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on June 6, 2019 (the “Advisory Agreement”). The Advisory Agreement is effective through May 21, 2020 and may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of June 30, 2019, the Company had redeemed 27,734,114 shares sold in the Offering for $254.6 million.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
June 30, 2019
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2019 and 2018.
Distributions declared per common share were $0.512 and $0.574 in the aggregate for the three and six months ended June 30, 2019, respectively, and consisted of the following:

•
For each month commencing January 2019 through June 2019, the Company’s board of directors declared distributions per common share in the amount of $0.02062500 per share of common stock to stockholders of record based on a monthly record date.

•
On June 12, 2019, the Company’s board of directors declared a special distribution in the amount of $0.45 per share of common stock to stockholders of record as of the close of business on June 17, 2019.

Distributions declared per common share were $0.061 and $0.121 in the aggregate for the three and six months ended June 30, 2018, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2018 through June 2018.
Segments
The Company invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of June 30, 2019, the Company aggregated its investments in real estate properties into one reportable business segment.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the three and six months ended June 30, 2018, the Company reclassified $2.7 million and $5.6 million, respectively, of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
In addition, during the six months ended June 30, 2019, the Company sold two office properties. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

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
June 30, 2019
(unaudited)

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
Beginning January 1, 2019, the Company, as a lessor, records costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classifies such costs as operating, maintenance, and management expense on the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.
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
June 30, 2019
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
As of June 30, 2019, the Company’s portfolio of real estate held for investment was composed of six office properties and an office campus consisting of five office buildings, encompassing in the aggregate approximately 3.9 million rentable square feet. As of June 30, 2019, the Company’s real estate portfolio was 70% occupied. The following table summarizes the Company’s real estate portfolio as of June 30, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
100 & 200 Campus Drive Buildings	09/09/2008	Florham Park	NJ	Office	$155,167	$(19,557)	$135,610
300-600 Campus Drive Buildings	10/10/2008	Florham Park	NJ	Office	162,064	(24,635)	137,429
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	115,526	(23,292)	92,234
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	193,727	(32,189)	161,538
Granite Tower	12/16/2010	Denver	CO	Office	140,830	(30,530)	110,300
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	(25,989)	93,395
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	148,952	(14,426)	134,526
					$1,035,650	$(170,618)	$865,032

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

As of June 30, 2019, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Union Bank Plaza	Los Angeles, CA	701,888	$161,538	15.6%	$20,752	$37.50	79%
300-600 Campus Drive Buildings	Florham Park, NJ	578,388	137,429	13.3%	18,162	33.53	94%
100 & 200 Campus Drive Buildings	Florham Park, NJ	590,458	135,610	13.1%	14,041	31.79	75%
Corporate Technology Centre (2)	San Jose, CA	415,700	134,526	13.0%	—	—	—%
Granite Tower	Denver, CO	591,070	110,300	10.6%	16,921	33.11	86%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. Annualized base rent excludes leases that have been executed but have not commenced as of June 30, 2019.
(2) Corporate Technology Centre was previously leased to a single tenant and that lease expired on October 31, 2018.
Operating Leases
The Company’s real estate properties held for investment are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2019, the leases had remaining terms, excluding options to extend, of up to 13.8 years with a weighted-average remaining term of 6.0 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.8 million and $2.5 million as of June 30, 2019 and December 31, 2018, respectively.
During the six months ended June 30, 2019 and 2018, the Company recognized deferred rent from tenants, net of lease incentive amortization, which reduced rental income by $3.2 million and $2.0 million, respectively. As of June 30, 2019 and December 31, 2018, the cumulative deferred rent balance was $81.4 million and $84.0 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $40.0 million and $41.7 million of unamortized lease incentives as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, lease incentive payable was $34.2 million and $35.2 million, respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

As of June 30, 2019, the future minimum rental income from the Company’s properties held for investment under non-cancelable operating leases was as follows (in thousands):

July 1, 2019 through December 31, 2019	$43,435
2020	91,742
2021	87,195
2022	76,614
2023	69,202
Thereafter	321,699
$689,887
As of June 30, 2019, the Company had approximately 110 tenants over a diverse range of industries and geographic areas in its portfolio of real estate held for investment. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	21	$24,793	28.0%
Mining, Oil & Gas Extraction	3	13,066	14.7%
Educational Services	1	11,728	13.2%
Legal Services	18	10,300	11.6%
		$59,887	67.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of June 30, 2019. During the six months ended June 30, 2019, the Company recorded an adjustment to rental income of $0.9 million for lease payments that were deemed not probable of collection and a net recovery of bad debt of $0.1 million, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations. During the six months ended June 30, 2018, the Company recorded bad debt expense of $0.2 million, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

As of June 30, 2019, the Company had a concentration of credit risk related to the following tenant leases that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration
Union Bank	Union Bank Plaza	Finance	295,563	10.7%	$13,687	15.4%	$46.31	01/31/2022 (2)(3)
The University of Phoenix	Fountainhead Plaza	Educational Services	445,957	16.2%	11,728	13.2%	26.30	08/31/2023 (4)
Anadarko Petroleum Corporation	Granite Tower	Mining, Oil & Gas Extraction	360,584	13.1%	12,168	13.7%	33.75	04/30/2021 / 04/30/2033 (5)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease as of June 30, 2019 and does not take into account any tenant renewal options. Pursuant to a lease amendment that the Company entered into with Union Bank on December 31, 2017, Union Bank surrendered 15,829 rentable square feet of its total rentable square footage on March 31, 2018 and 31,320 rentable square feet of its total rentable square footage on June 30, 2018. In addition, Union Bank also surrendered 321 parking area passes on March 31, 2018. During the year ended December 31, 2018, the Company received $11.4 million of lease termination fees from Union Bank, of which $8.5 million was deferred as of December 31, 2018. During the six months ended June 30, 2018, $1.1 million was recognized as rental income and $0.5 million was recognized as other operating income in the accompanying consolidated statement of operations. During the six months ended June 30, 2019, $0.9 million was recognized as rental income and $0.5 million was recognized as other operating income in the accompanying consolidated statements of operations, and $7.1 million was deferred as of June 30, 2019 and included in other liabilities on the accompanying consolidated balance sheets.
(3) Subsequent to June 30, 2019, the Company entered into amended and restated lease agreements with Union Bank relating to Union Bank’s office, retail, and storage spaces, which amended the terms of the leases as follows: (i) remeasured the existing rentable square footage from 295,563 rentable square feet to 307,729 rentable square feet effective June 1, 2020, (ii) of the 307,729 rentable square feet, a total of 131,135 rentable square feet of office space and 11,985 rentable square feet of retail space will be surrendered at various dates between May 31, 2020 and May 31, 2022 and the remaining 164,609 rentable square feet will expire on May 31, 2035, and (iii) the addition of 3,152 rentable square feet of retail space for a 15-year lease term expiring on May 31, 2035. Each of Union Bank’s amended and restated office and retail lease agreements has two five-year extension options on all or a portion of the leased space and a one-time option to terminate and cancel the lease in its entirety effective May 31, 2032, by delivering eighteen months’ notice and subject to payment of lease termination fees.
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
Geographic Concentration Risk
As of June 30, 2019, the Company’s net investments in real estate in California, New Jersey and Colorado represented 28.6%, 26.3% and 10.6% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, New Jersey and Colorado real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Cost	$28,042	$30,863	$835	$835	$(1,154)	$(2,635)
Accumulated amortization	(15,870)	(16,873)	(648)	(611)	937	2,327
Net amount	$12,172	$13,990	$187	$224	$(217)	$(308)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(881)	$(1,811)	$(19)	$(559)	$27	$203

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(1,841)	$(4,405)	$(37)	$(1,142)	$93	$605

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

5.	REAL ESTATE HELD FOR SALE
During the six months ended June 30, 2019, the Company sold two office properties. During the year ended December 31, 2018, the Company sold three office buildings that were part of an eight-building office campus. The results of operations for the properties sold during the six months ended June 30, 2019 and the year ended December 31, 2018 are included in continuing operations on the Company’s consolidated statements of operations. As of June 30, 2019, the Company did not have any real estate properties held for sale. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2018 and the three and six months ended June 30, 2019, which were included in continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental income	$2,696	$5,794	$7,868	$12,656
Other operating income	279	532	793	998
Total revenues	2,975	6,326	8,661	13,654
Expenses
Operating, maintenance, and management	983	1,622	2,583	3,243
Real estate taxes and insurance	362	1,000	1,407	2,136
Asset management fees to affiliate	165	349	450	786
General and administrative expenses	(154)	21	2	21
Depreciation and amortization	—	1,757	1,598	3,986
Interest expense	300	609	783	1,485
Total expenses	$1,656	$5,358	$6,823	$11,657
The following summary presents the major components of assets and liabilities related to real estate held for sale as of June 30, 2019 and December 31, 2018 (in thousands). No real estate properties were held for sale as of June 30, 2019.

	June 30, 2019	December 31, 2018
Assets related to real estate held for sale
Total real estate, at cost	$—	$111,570
Accumulated depreciation and amortization	—	(18,906)
Real estate held for sale, net	—	92,664
Other assets	—	7,962
Total assets related to real estate held for sale	$—	$100,626
Liabilities related to real estate held for sale
Notes payable, net	—	41,281
Other liabilities	—	6
Total liabilities related to real estate held for sale	$—	$41,287

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

6.	NOTES PAYABLE
As of June 30, 2019 and December 31, 2018, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of June 30, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of June 30, 2019 (1)	Effective Interest Rate as of June 30, 2019 (1)	Payment Type	Maturity Date (2)
Corporate Technology Centre Mortgage Loan (3)	$41,222	$41,868	3.50%	3.5%	Principal & Interest	04/01/2020
Portfolio Loan Facility (4)	343,310	375,000	One-month LIBOR + 1.45%	3.9%	Interest Only	03/29/2020
Total notes payable principal outstanding	$384,532	$416,868
Deferred financing costs, net	(1,189)	(1,660)
Total notes payable, net	$383,343	$415,208
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2019, using interest rate indices as of June 30, 2019, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) The loan documents require the Company to reserve for the annual charges for real estate taxes by making monthly deposits to an account held by the lender, subject to certain terms and conditions contained in the loan documents.
(4) The Portfolio Loan Facility is secured by the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Willow Oaks Corporate Center, Union Bank Plaza, Granite Tower and Fountainhead Plaza. As of June 30, 2019, $343.3 million of term debt of the Portfolio Loan Facility was outstanding and $62.4 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
During the three and six months ended June 30, 2019, the Company incurred $4.4 million and $8.8 million of interest expense, respectively. During the three and six months ended June 30, 2018, the Company incurred $4.3 million and $9.3 million of interest expense, respectively. As of June 30, 2019 and December 31, 2018, $1.2 million and $1.3 million, respectively, of interest expense were payable. Included in interest expense for the three and six months ended June 30, 2019 were $0.5 million and $0.8 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2018 were $0.3 million and $0.6 million of amortization of deferred financing costs, respectively. Also included in interest expense for the six months ended June 30, 2018 was $0.3 million of debt refinancing costs.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2019 (in thousands):

July 1, 2019 through December 31, 2019	$658
2020	383,874
$384,532
Certain of the Company’s notes payable contain financial debt covenants. As of June 30, 2019, the Company was in compliance with these debt covenants.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2019 and December 31, 2018, which carrying amounts do not generally approximate the fair values (in thousands):

	June 30, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$384,532	$383,343	$385,321	$416,868	$415,208	$416,163
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
June 30, 2019
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
As of January 1, 2018, the Company, together with KBS REIT III, KBS Growth & Income REIT, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. At the June 2018 renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. In June 2019, the Company renewed its participation in the program. The program is effective through June 30, 2020.
During the six months ended June 30, 2019 and 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the six months ended June 30, 2019 and 2018, respectively, and any related amounts payable as of June 30, 2019 and December 31, 2018 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Expensed
Asset management fees	$2,581	$2,730	$5,238	$5,504	$—	$—
Reimbursement of operating expenses (1)	73	99	153	177	57	55
Disposition fees (2)	1,334	972	1,334	972	—	—
	$3,988	$3,801	$6,725	$6,653	$57	$55
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $52,000 and $62,000 for the three months ended June 30, 2019 and 2018, respectively, and $115,000 and $128,000 for the six months ended June 30, 2019 and 2018, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the six months ended June 30, 2019 and 2018. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

During the six months ended June 30, 2018, the Advisor reimbursed the Company for a $0.1 million property insurance rebate.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2019.
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
Distributions Paid
On July 1, 2019, the Company paid distributions of $3.8 million, which related to distributions declared for June 2019 in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on June 18, 2019. On August 1, 2019, the Company paid distributions of $3.5 million, which related to distributions declared for July 2019 in the amount of $0.01875000 per share of common stock to stockholders of record as of the close of business on July 25, 2019.
Distributions Authorized
On August 8, 2019, the Company’s board of directors authorized an August 2019 distribution in the amount of $0.01875000 per share of common stock to stockholders of record as of the close of business on August 19, 2019, which the Company expects to pay in September 2019, and a September 2019 distribution in the amount of $0.01875000 per share of common stock to stockholders of record as of the close of business on September 20, 2019, which the Company expects to pay in October 2019.

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

•
During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. During the six months ended June 30, 2019, we sold two office properties. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”), and in Part II, Item 1A herein.
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
We invested in a diverse portfolio of real estate and real estate-related investments. As of June 30, 2019, we owned six office properties and an office campus consisting of five office buildings.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of June 30, 2019, we had redeemed 27,734,114 shares sold in our offering for $254.6 million.
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
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness.  Further, increases in interest rates would increase the amount of our debt payments under our portfolio loan facility. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt.
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
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 3, 2018, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2019 for Special Redemptions (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of June 30, 2019, we had $7.1 million available for Special Redemptions for the remainder of 2019.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2019, our real estate properties were 70% occupied and our bad debt reserve was less than 1% of annualized base rent.
For the six months ended June 30, 2019, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand. Operating cash needs during the same period were met with cash flow generated by our real estate. We paid distributions to our stockholders during the six months ended June 30, 2019 using current period cash flow from operations, cash flow from operations in excess of distributions paid from prior periods and the net proceeds from the sales of two of our properties. We believe that our cash on hand, cash flow from operations, availability under our portfolio loan facility and proceeds from the sales of real estate properties will be sufficient to meet our liquidity needs for the foreseeable future.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On June 12, 2019, our board of directors declared a special distribution in the amount of $0.45 per share of common stock to stockholders of record as of the close of business on June 17, 2019 (the “Special Distribution”). The Special Distribution was funded primarily from the net proceeds from the sales of Pierre Laclede Center and Emerald View at Vista Center on May 23, 2019. We paid the Special Distribution on June 21, 2019.  Also on June 12, 2019, our board of directors approved an updated estimated value per share of our common stock of $4.50, effective June 17, 2019, to reflect the impact of the payment of the Special Distribution. This updated estimated value per share is based solely on the December 3, 2018 estimated value per share reduced for the impact of the payment of the Special Distribution. This was the sole adjustment to the estimated value per share. For a full description of the methodologies and assumptions used in our estimated value per share determination, see our Current Report on Form 8-K filed with SEC on December 7, 2018 and our Current Report on Form 8-K filed with the SEC on June 14, 2019.
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
Cash Flows from Operating Activities
As of June 30, 2019, we owned six office properties and an office campus consisting of five office buildings. During the six months ended June 30, 2019, net cash provided by operating activities was $12.5 million, compared to $38.9 million during the six months ended June 30, 2018. The decrease in net cash provided by operating activities was primarily due to lease termination fees received in 2018, the disposition of assets and the lease expiration of a tenant that occupied 100% of Corporate Technology Centre. Cash flows from operating activities will decrease in the future as a result of the dispositions of Pierre LaClede Center and Emerald View at Vista Center on May 23, 2019 and future asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $111.4 million for the six months ended June 30, 2019 and consisted of the following:

•	$130.3 million of net proceeds from the sale of two office properties; and

•	$18.9 million used for improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2019, net cash used in financing activities was $142.6 million and consisted of the following:

•	$106.8 million of cash used for distributions;

•	$71.3 million of principal payments on notes payable.

•	$39.0 million of proceeds from notes payable;

•	$2.9 million of cash used for redemptions of common stock; and

•	$0.6 million of payments of deferred financing costs.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
As of June 30, 2019, we had $41.7 million of cash and cash equivalents and up to $62.4 million available for future disbursements under our portfolio loan facility, subject to certain conditions and restrictions set forth in the loan agreement, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2019, our borrowings and other liabilities were approximately 34% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020
Outstanding debt obligations (1)	$384,532	$658	$383,874
Interest payments on outstanding debt obligations (2)	11,177	7,449	3,728
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2019 (consisting of the contractual interest rate). We incurred interest expense of $8.0 million, excluding amortization of deferred financing costs of $0.8 million during the six months ended June 30, 2019.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of June 30, 2018, we owned eight office properties and an office campus consisting of five office buildings. Subsequent to June 30, 2018, we sold two office properties. As a result, as of June 30, 2019, we owned six office properties and an office campus consisting of five office buildings. The results of operations presented for the three and six months ended June 30, 2019 and 2018 are not directly comparable due to disposition activity. In general, we expect income and expenses to decrease in future periods due to disposition activity.
Comparison of the three months ended June 30, 2019 versus the three months ended June 30, 2018
The following table provides summary information about our results of operations for the three months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2019	2018
Rental income	$25,792	$32,040	$(6,248)	(20)%	$(3,098)	$(3,150)
Interest income from real estate loan receivable	—	174	(174)	(100)%	(174)	—
Other operating income	1,882	2,408	(526)	(22)%	(253)	(273)
Operating, maintenance and management costs	8,574	8,081	493	6%	(639)	1,132
Real estate taxes and insurance	4,582	4,428	154	3%	(638)	792
Asset management fees to affiliate	2,581	2,730	(149)	(5)%	(210)	61
General and administrative expenses	1,189	1,224	(35)	(3)%	n/a	n/a
Depreciation and amortization	10,218	12,490	(2,272)	(18)%	(1,757)	(515)
Interest expense	4,363	4,344	19	—%	(309)	328
Other interest income	163	285	(122)	(43)%	n/a	n/a
Loss from extinguishment of debt	(306)	(120)	(186)	155%	(186)	—
Gain on sale of real estate, net	30,754	24,884	5,870	24%	5,870	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 related to real estate and real estate-related investments disposed of or repaid on or after April 1, 2018.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $32.0 million for the three months ended June 30, 2018 to $25.8 million for the three months ended June 30, 2019, primarily due to dispositions of real estate properties subsequent to April 1, 2018 and an overall decrease in portfolio occupancy of 9% related to real estate properties held throughout both periods, partially offset by a net increase in rental income due to higher property tax recoveries at a real estate property held throughout both periods, which was due to a change in the arrangement whereby the tenant reimbursed us for property tax expenses during the three months ended June 30, 2019 instead of the tenant paying the property tax bill directly during the three months ended June 30, 2018. Overall, we expect rental income to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, was $0.2 million for the three months ended June 30, 2018. The borrower under our real estate loan receivable paid off the entire principal balance due to us on June 1, 2018.
Other operating income decreased from $2.4 million for the three months ended June 30, 2018 to $1.9 million for the three months ended June 30, 2019, primarily due to dispositions of real estate properties subsequent to April 1, 2018 and a decrease in parking revenues from properties held throughout both periods as a result of a decrease in overall occupancy.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management costs increased from $8.1 million for the three months ended June 30, 2018 to $8.6 million for the three months ended June 30, 2019, primarily due to a change in the arrangement whereby the tenant reimbursed us for operating, maintenance and management costs during the three months ended June 30, 2019 instead of the tenant paying these costs directly during the three months ended June 30, 2018 for a property held throughout both periods, offset by dispositions of real estate properties subsequent to April 1, 2018. Also included in operating, maintenance and management costs for the three months ended June 30, 2019 was $0.2 million of legal fees related to leasing. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we record legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost.  We expect operating, maintenance and management costs to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, offset by general increases due to inflation.
Real estate taxes and insurance increased from $4.4 million for the three months ended June 30, 2018 to $4.6 million for the three months ended June 30, 2019, primarily due to an increase in property tax expenses of $0.3 million at a property held throughout both periods due to a change in the arrangement whereby the tenant reimbursed us for property tax expenses during the three months ended June 30, 2019 instead of the tenant paying the property tax bill directly during the three months ended June 30, 2018 and an increase of $0.3 million due to a higher property tax assessed value for one real estate property held throughout both periods, offset by a decrease in property tax and insurance due to dispositions of real estate properties subsequent to April 1, 2018.  We expect real estate taxes and insurance to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, partially offset by increases due to higher property tax assessed values.
Asset management fees with respect to our real estate investments decreased slightly from $2.7 million for the three months ended June 30, 2018 to $2.6 million for the three months ended June 30, 2019, primarily due to dispositions of real estate properties and the payoff of our real estate loan receivable subsequent to April 1, 2018. All asset management fees incurred as of June 30, 2019 have been paid. We expect asset management fees to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, partially offset by increases in capital improvements.
Depreciation and amortization decreased from $12.5 million for the three months ended June 30, 2018 to $10.2 million for the three months ended June 30, 2019 due to dispositions of real estate properties subsequent to April 1, 2018 and as a result of lease expirations and early lease terminations related to properties held throughout both periods, partially offset by an increase in depreciation and amortization relating to the building improvements placed in service during 2018 at Willow Oaks Corporate Center. We expect depreciation and amortization to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations.
Interest expense increased slightly from $4.3 million for the three months ended June 30, 2018 to $4.4 million for the three months ended June 30, 2019. Included in interest expense for the three months ended June 30, 2019 and 2018 were $0.5 million and $0.3 million of amortization of deferred financing costs, respectively. The increase in interest expense is primarily due to an increase in one-month LIBOR and its impact on interest expense related to our variable debt, offset by an overall decrease in our total debt outstanding due to loan repayments in connection with dispositions of real estate properties subsequent to April 1, 2018. In general, we expect interest expense to decrease in future periods due to debt repayments related to disposition activity and anticipated future asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our portfolio loan facility and any debt repayments we make.
We recognized a gain on sale of real estate of $30.8 million related to dispositions of two office properties during the three months ended June 30, 2019. During the three months ended June 30, 2018, we recognized a gain on sale of real estate of $24.9 million related to dispositions of three office buildings that were part of an eight-building office campus.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2019 versus the six months ended June 30, 2018
The following table provides summary information about our results of operations for the six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2019	2018
Rental income	$53,676	$65,167	$(11,491)	(18)%	$(4,788)	$(6,703)
Interest income from real estate loan receivable	—	434	(434)	(100)%	(434)	—
Other operating income	3,879	4,697	(818)	(17)%	(205)	(613)
Operating, maintenance and management costs	17,876	16,606	1,270	8%	(660)	1,930
Real estate taxes and insurance	9,665	9,247	418	5%	(729)	1,147
Asset management fees to affiliate	5,238	5,504	(266)	(5)%	(387)	121
General and administrative expenses	2,862	3,036	(174)	(6)%	n/a	n/a
Depreciation and amortization	22,003	26,350	(4,347)	(16)%	(2,388)	(1,959)
Interest expense	8,844	9,319	(475)	(5)%	(702)	227
Other interest income	363	487	(124)	(25)%	n/a	n/a
Loss from extinguishment of debt	(306)	(212)	(94)	44%	(94)	—
Gain on sale of real estate, net	30,754	24,884	5,870	24%	5,870	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 related to real estate and real estate-related investments disposed of or repaid on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $65.2 million for the six months ended June 30, 2018 to $53.7 million for the six months ended June 30, 2019, primarily due to dispositions of real estate properties subsequent to January 1, 2018 and an overall decrease in portfolio occupancy of 9% related to real estate properties held throughout both periods, partially offset by a net increase in rental income due to higher property tax recoveries at a real estate property held throughout both periods, which was due to a change in the arrangement whereby the tenant reimbursed us for property tax expenses during the six months ended June 30, 2019 instead of the tenant paying the property tax bill directly during the six months ended June 30, 2018. Overall, we expect rental income to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, was $0.4 million for the six months ended June 30, 2018. The borrower under our real estate loan receivable paid off the entire principal balance due to us on June 1, 2018.
Other operating income decreased from $4.7 million for the six months ended June 30, 2018 to $3.9 million for the six months ended June 30, 2019, primarily due to dispositions of real estate properties subsequent to January 1, 2018 and a decrease in parking revenues from properties held throughout both periods as a result of a decrease in overall occupancy.
Operating, maintenance and management costs increased from $16.6 million for the six months ended June 30, 2018 to $17.9 million for the six months ended June 30, 2019, primarily due to a change in the arrangement whereby the tenant reimbursed us for operating, maintenance and management costs during the six months ended June 30, 2019 instead of the tenant paying these costs directly during the six months ended June 30, 2018 for a property held throughout both periods, offset by dispositions of real estate properties subsequent to January 1, 2018. Also included in operating, maintenance and management costs for the six months ended June 30, 2019 was $0.3 million of legal fees related to leasing. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we record legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost.  We expect operating, maintenance and management costs to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, offset by general increases due to inflation.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance increased from $9.2 million for the six months ended June 30, 2018 to $9.7 million for the six months ended June 30, 2019, primarily due to an increase in property tax expenses of $0.7 million at a property held throughout both periods due to a change in the arrangement whereby the tenant reimbursed us for property tax expenses during the six months ended June 30, 2019 instead of the tenant paying the property tax bill directly during the six months ended June 30, 2018 and an increase of $0.2 million due to a higher property tax assessed value for one real estate property held throughout both periods, offset by a decrease in property tax and insurance due to dispositions of real estate properties subsequent to January 1, 2018.  We expect real estate taxes and insurance to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, partially offset by increases due to higher property tax assessed values.
Asset management fees with respect to our real estate investments decreased from $5.5 million for the six months ended June 30, 2018 to $5.2 million for the six months ended June 30, 2019, primarily due to dispositions of real estate properties and the payoff of our real estate loan receivable subsequent to January 1, 2018, offset by a net increase in asset management fees for properties held throughout both periods due to an increase in capital improvements. All asset management fees incurred as of June 30, 2019 have been paid. We expect asset management fees to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, partially offset by increases in capital improvements.
General and administrative expenses decreased slightly from $3.0 million for the six months ended June 30, 2018 to $2.9 million for the six months ended June 30, 2019, primarily due to a decrease in transfer agent fees and legal fees.
Depreciation and amortization decreased from $26.4 million for the six months ended June 30, 2018 to $22.0 million for the six months ended June 30, 2019 due to dispositions of real estate properties subsequent to January 1, 2018 and as a result of lease expirations and early lease terminations related to properties held throughout both periods, partially offset by an increase in depreciation and amortization relating to the building improvements placed in service during 2018 at Willow Oaks Corporate Center and the 100 & 200 Campus Drive Buildings. We expect depreciation and amortization to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations.
Interest expense decreased from $9.3 million for the six months ended June 30, 2018 to $8.8 million for the six months ended June 30, 2019. Included in interest expense for the six months ended June 30, 2019 was $0.8 million of amortization of deferred financing costs. Included in interest expense for the six months ended June 30, 2018 was $0.6 million of amortization of deferred financing costs and $0.3 million of debt refinancing costs. The decrease in interest expense is primarily due to an overall decrease in our total debt outstanding due to loan repayments in connection with dispositions of real estate properties subsequent to January 1, 2018, offset by an increase in one-month LIBOR and its impact on interest expense related to our variable debt. In general, we expect interest expense to decrease in future periods due to debt repayments related to disposition activity and anticipated future asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our portfolio loan facility and any debt repayments we make.
We recognized a gain on sale of real estate of $30.8 million related to dispositions of two office properties during the six months ended June 30, 2019. During the six months ended June 30, 2018, we recognized a gain on sale of real estate of $24.9 million related to dispositions of three office buildings that were part of an eight-building office campus.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties and real estate-related investments sold, held for sale or repaid during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance and dividend sustainability. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold and real estate-related investments repaid as of June 30, 2019.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases and loss from extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2019 and 2018 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$26,778	$26,374	$21,878	$25,395
Depreciation of real estate assets	7,985	8,878	17,243	18,026
Amortization of lease-related costs	2,233	3,612	4,760	8,324
Gain on sale of real estate, net	(30,754)	(24,884)	(30,754)	(24,884)
FFO	6,242	13,980	13,127	26,861
Straight-line rent and amortization of above- and below-market leases	1,377	1,442	3,117	2,496
Amortization of discounts and closing costs	—	2	—	3
Loss from extinguishment of debt	306	120	306	212
MFFO	$7,925	$15,544	$16,550	$29,572
Our calculation of MFFO above includes amounts related to the operations of three office buildings that were part of an eight-building office campus and two office properties that were sold as well as one real estate loan receivable that was paid off between January 1, 2018 and June 30, 2019. Please refer to the table below with respect to the proportion of MFFO related to real estate properties sold and the real estate-related investment paid off as of June 30, 2019 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
MFFO by component:
Assets held for investment	$6,534	$13,536	$13,374	$23,781
Real estate properties sold	1,391	1,858	3,176	5,406
Real estate loans receivable paid off	—	150	—	385
MFFO	$7,925	$15,544	$16,550	$29,572

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first and second quarters of 2019 (in thousands, except per share amounts):

Period	Distributions Declared(1)	Distributions Declared Per Share(1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2019	$11,532	$0.062	$11,564	$6,455
Second Quarter 2019	95,187	0.512	95,194	6,024
	$106,719	$0.574	$106,758	$12,479
_____________________
(1) “Distributions Declared” and “Distributions Declared Per Share” consist of the following:

•
For each month commencing January 2019 through June 2019, our board of directors declared distributions per common share in the amount of $0.02062500 per share of common stock to stockholders of record based on a monthly record date. These distributions totaled approximately $23.1 million.

•
On June 12, 2019, our board of directors declared the Special Distribution in the amount of $0.45 per share of common stock to stockholders of record as of the close of business on June 17, 2019. This Special Distribution totaled approximately $83.7 million.

(2) Other than special distributions, distributions generally are paid on a monthly basis, on or about the first business day of the following month.
For the six months ended June 30, 2019, we paid aggregate distributions of $106.8 million, all of which were paid in cash. FFO and cash flow from operations for the six months ended June 30, 2019 were $13.1 million and $12.5 million, respectively. We funded our total distributions paid with $12.5 million of current period cash flow from operations, $10.6 million of cash flow from operations in excess of distributions paid from prior periods and $83.7 million of net proceeds from the sale of real estate. For purposes of determining the source of our distributions paid and other than for special distributions, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations, FFO from current or prior periods and proceeds from sales of our assets.
During the six months ended June 30, 2019, we sold two office properties. During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result.
On June 12, 2019, our board of directors approved an updated estimated value per share of our common stock of $4.50, effective June 17, 2019, to reflect the impact of the payment of the Special Distribution. This updated estimated value per share is based solely on the December 3, 2018 estimated value per share reduced for the impact of the payment of the Special Distribution.  For a full description of the methodologies and assumptions used in our estimated value per share determination, see our Current Report on Form 8-K filed with SEC on December 7, 2018 and our Current Report on Form 8-K filed with the SEC on June 14, 2019. Any future special distributions we make from the proceeds of dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2019.
Our operating performance and ability to pay distributions from our cash flow from operations and/or the disposition of our assets cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward — Looking Statements,” “—Market Outlook — Real Estate and Real Estate Finance Markets,” “—Liquidity and Capital Resources” and “—Results of Operations” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, and the risks discussed in Part II, Item 1A herein. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligation; our ability to successfully dispose of additional assets; and the sources and amounts of cash we have available for distributions.

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
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We adopted this transition method upon our adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. Our comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of Topic 840.
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
Distributions Paid
On July 1, 2019, we paid distributions of $3.8 million, which related to distributions declared for June 2019 in the amount of $0.02062500 per share of common stock to stockholders of record as of the close of business on June 18, 2019. On August 1, 2019, we paid distributions of $3.5 million, which related to distributions declared for July 2019 in the amount of $0.01875000 per share of common stock to stockholders of record as of the close of business on July 25, 2019.
Distributions Authorized
On August 8, 2019, our board of directors authorized an August 2019 distribution in the amount of $0.01875000 per share of common stock to stockholders of record as of the close of business on August 19, 2019, which we expect to pay in September 2019, and a September 2019 distribution in the amount of $0.01875000 per share of common stock to stockholders of record as of the close of business on September 20, 2019, which we expect to pay in October 2019.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future payments on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2019, the fair value of our fixed rate debt was $41.2 million and the outstanding principal balance of our fixed rate debt was $41.2 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2019. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $343.3 million of variable rate debt outstanding. Based on interest rates as of June 30, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2020, interest expense on our variable rate debt would increase or decrease by $3.4 million.
The interest rates of our fixed rate debt and variable rate debt as of June 30, 2019 were 3.5% and 3.9%, respectively. The interest rates represent the actual interest rate in effect as of June 30, 2019, using interest rate indices as of June 30, 2019, where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
A significant percentage of our assets is invested in the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Union Bank Plaza, Corporate Technology Centre and Granite Tower and the value of our stockholders’ investment in us will fluctuate with the performance of these investments.
The 100 & 200 Campus Drive Buildings represented 13.1% of our total assets and represented approximately 15.8% of our total annualized base rent as of June 30, 2019. The 300-600 Campus Drive Buildings represented 13.3% of our total assets and represented approximately 20.5% of our total annualized base rent as of June 30, 2019. Union Bank Plaza represented approximately 15.6% of our total assets and represented approximately 23.4% of our total annualized base rent as of June 30, 2019. Corporate Technology Centre represented approximately 13.0% of our total assets and represented approximately 0% of our total annualized base rent as of June 30, 2019. The lease for the single tenant that occupied Corporate Technology Centre expired on October 31, 2018. As of June 30, 2019, we are in the process of renovating and rebranding this property, and the property is currently vacant. We can give no assurance that we will be successful in our strategy to renovate and re-lease Corporate Technology Centre. If we are not successful in our strategy to renovate and re-lease this property, our operating results will suffer and the resale value of the property will be diminished.  Granite Tower represented 10.6% of our total assets and represented approximately 19.1% of our total annualized base rent as of June 30, 2019.
The geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Florham Park, New Jersey, Los Angeles, San Jose and Denver real estate markets, respectively. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to our stockholders.
Because of the concentration of a significant portion of our assets in three geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of June 30, 2019, our real estate properties in California, New Jersey and Colorado represented 28.6%, 26.3% and 10.6% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California, New Jersey and Colorado real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to stockholders.

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
On December 3, 2018, our board of directors approved an estimated value per share of our common stock of $4.95 (unaudited) (the “December EVPS”) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2018. The change in the redemption price became effective for the December 2018 redemption date, which was December 31, 2018, and was effective through the May 2019 redemption date, which was May 31, 2019. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December EVPS, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019.
In connection with the declaration of the Special Distribution, on June 12, 2019, our board of directors approved an updated estimated value per share of our common stock of $4.50 (unaudited), effective June 17, 2019, which was the record date for the Special Distribution, based solely on subtracting the Special Distribution declared by our board of directors in the amount of $0.45 per share of common stock from the December EVPS of $4.95. This was the sole adjustment to the estimated value per share. The change in the redemption price became effective for the June 2019 redemption date, which was June 28, 2019, and will be effective until the estimated value per share is updated. We expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2019. For a full description of the methodologies used to determine the estimated value per share, see our Current Report on Form 8-K filed with the SEC on June 14, 2019.

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
The only redemptions we made under our share redemption program during the six months ended June 30, 2019 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the six months ended June 30, 2019 with existing cash on hand.
During the six months ended June 30, 2019, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	87,190	$4.95	(3)
February 2019	80,441	$4.95	(3)
March 2019	108,367	$4.95	(3)
April 2019	150,957	$4.95	(3)
May 2019	94,897	$4.95	(3)
June 2019	71,919	$4.50	(3)
Total	593,771
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
(2) We describe the determination of the redemption price above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the six months ended June 30, 2019, we redeemed $2.9 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2019 redemption date. Based on the redemption limitations described above and redemptions through June 30, 2019, we may redeem up to $7.1 million of shares in connection with Special Redemptions for the remainder of 2019.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated June 6, 2019, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed June 7, 2019

10.2	Eleventh Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated February 6, 2019

10.3	Twelfth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc.,dated August 6, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Ninth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 7, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	August 12, 2019	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 12, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)