Form 10-Q
period 2019-09-30
KBS Real Estate Investment Trust II, Inc.
filed 2019-11-12
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 8, 2019, there were 185,461,792 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate:
Land	$118,955	$118,955
Buildings and improvements	580,169	550,802
Tenant origination and absorption costs	28,025	30,846
Total real estate held for investment, cost	727,149	700,603
Less accumulated depreciation and amortization	(133,429)	(116,714)
Total real estate held for investment, net	593,720	583,889
Real estate held for sale, net	257,163	370,318
Total real estate, net	850,883	954,207
Cash and cash equivalents	48,133	57,730
Restricted cash	15,681	17,957
Rents and other receivables, net	79,824	67,232
Above-market leases, net	169	224
Assets related to real estate held for sale	38,571	46,817
Prepaid expenses and other assets	23,363	12,850
Total assets	$1,056,624	$1,157,017
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$300,900	$266,296
Notes payable related to real estate held for sale, net	115,693	148,912
Total notes payable, net	416,593	415,208
Accounts payable and accrued liabilities	69,408	48,903
Due to affiliate	102	55
Distributions payable	3,481	3,874
Below-market leases, net	190	308
Liabilities related to real estate held for sale	—	6
Other liabilities	14,504	17,189
Total liabilities	504,278	485,543
Commitments and contingencies (Note 9)
Redeemable common stock	5,655	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 185,551,436 and 186,464,794 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,856	1,865
Additional paid-in capital	1,667,906	1,667,897
Cumulative distributions in excess of net income	(1,123,071)	(1,008,288)
Total stockholders’ equity	546,691	661,474
Total liabilities and stockholders’ equity	$1,056,624	$1,157,017

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$24,943	$30,411	$78,619	$95,578
Interest income from real estate loans receivable	—	—	—	434
Other operating income	1,480	2,271	5,359	6,968
Total revenues	26,423	32,682	83,978	102,980
Expenses:
Operating, maintenance, and management	7,991	8,773	25,867	25,379
Real estate taxes and insurance	4,294	4,387	13,959	13,634
Asset management fees to affiliate	2,469	2,688	7,707	8,192
General and administrative expenses	1,342	1,416	4,204	4,452
Depreciation and amortization	11,050	12,077	33,053	38,427
Interest expense	4,418	4,175	13,262	13,494
Impairment charges on real estate	14,300	—	14,300	—
Total expenses	45,864	33,516	112,352	103,578
Other income:
Other interest income	114	380	477	867
Loss from extinguishment of debt	(165)	—	(471)	(212)
Gain on sale of real estate, net	—	—	30,754	24,884
Total other (loss) income	(51)	380	30,760	25,539
Net (loss) income	$(19,492)	$(454)	$2,386	$24,941
Net (loss) income per common share, basic and diluted	$(0.10)	$—	$0.01	$0.13
Weighted-average number of common shares outstanding, basic and diluted	185,770,646	186,968,315	186,064,468	187,293,455

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2019	185,871,023	$1,859	$1,667,903	$(1,093,129)	$576,633
Net loss	—	—	—	(19,492)	(19,492)
Redemptions of common stock	(319,587)	(3)	(1,435)	—	(1,438)
Transfers from redeemable common stock	—	—	1,438	—	1,438
Distributions declared	—	—	—	(10,450)	(10,450)
Balance, September 30, 2019	185,551,436	$1,856	$1,667,906	$(1,123,071)	$546,691

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2018	187,162,274	$1,872	$1,673,772	$(988,396)	$687,248
Net loss	—	—	—	(454)	(454)
Redemptions of common stock	(416,615)	(4)	(2,033)	—	(2,037)
Transfers from redeemable common stock	—	—	2,037	—	2,037
Distributions declared	—	—	—	(11,523)	(11,523)
Balance, September 30, 2018	186,745,659	$1,868	$1,673,776	$(1,000,373)	$675,271

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
For the Nine Months Ended September 30, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2018	186,464,794	$1,865	$1,667,897	$(1,008,288)	$661,474
Net income	—	—	—	2,386	2,386
Redemptions of common stock	(913,358)	(9)	(4,336)	—	(4,345)
Transfers from redeemable common stock	—	—	4,345	—	4,345
Distributions declared	—	—	—	(117,169)	(117,169)
Balance, September 30, 2019	185,551,436	$1,856	$1,667,906	$(1,123,071)	$546,691

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2017	187,666,302	$1,877	$1,673,767	$(991,062)	$684,582
Net income	—	—	—	24,941	24,941
Redemptions of common stock	(920,643)	(9)	(4,493)	—	(4,502)
Transfers from redeemable common stock	—	—	4,502	—	4,502
Distributions declared	—	—	—	(34,252)	(34,252)
Balance, September 30, 2018	186,745,659	$1,868	$1,673,776	$(1,000,373)	$675,271

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$2,386	$24,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,053	38,427
Impairment charges on real estate	14,300	—
Noncash interest income on real estate-related investments	—	3
Deferred rent	2,761	3,096
Bad debt expense	—	213
Amortization of above- and below-market leases, net	(65)	948
Amortization of deferred financing costs	1,169	940
Loss from extinguishment of debt	471	212
Gain on sale of real estate, net	(30,754)	(24,884)
Changes in operating assets and liabilities:
Rents and other receivables	(14,841)	(2,391)
Prepaid expenses and other assets	(13,469)	(2,601)
Accounts payable and accrued liabilities	18,574	3,180
Due to affiliate	47	29
Other liabilities	(2,685)	8,478
Net cash provided by operating activities	10,947	50,591
Cash Flows from Investing Activities:
Proceeds from sale of real estate	130,285	94,015
Improvements to real estate	(30,943)	(24,205)
Principal repayments on real estate loans receivable	—	13,920
Net cash provided by investing activities	99,342	83,730
Cash Flows from Financing Activities:
Proceeds from notes payable	134,350	375,000
Principal payments on notes payable	(133,681)	(460,446)
Payments of deferred financing costs	(924)	(2,810)
Payments to redeem common stock	(4,345)	(4,502)
Distributions paid to common stockholders	(117,562)	(34,874)
Net cash used in financing activities	(122,162)	(127,632)
Net (decrease) increase in cash and cash equivalents and restricted cash	(11,873)	6,689
Cash and cash equivalents and restricted cash, beginning of period	75,687	86,643
Cash and cash equivalents and restricted cash, end of period	$63,814	$93,332
Supplemental Disclosure of Cash Flow Information:
Interest paid	$12,131	$12,663
Supplemental Disclosure of Noncash Transactions:
Accrued improvements to real estate	$6,748	$7,517
Distributions payable	$3,481	$3,754

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
1.ORGANIZATION
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of September 30, 2019, the Company owned six office properties (of which two were held for sale) and an office campus consisting of five office buildings.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of September 30, 2019, the Company had redeemed 28,053,701 shares sold in the Offering for $256.1 million.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2019 and 2018.
Distributions declared per common share were $0.056 and $0.630 in the aggregate for the three and nine months ended September 30, 2019, respectively, and consisted of the following:
•For each month commencing January 2019 through June 2019, the Company’s board of directors declared distributions per common share in the amount of $0.02062500 per share of common stock to stockholders of record based on a monthly record date.
•On June 12, 2019, the Company’s board of directors declared a special distribution in the amount of $0.45 per share of common stock to stockholders of record as of the close of business on June 17, 2019.
•For each month commencing July 2019 through September 2019, the Company’s board of directors declared distributions per common share in the amount of $0.01875000 per share of common stock to stockholders of record based on a monthly record date.
Distributions declared per common share were $0.062 and $0.183 in the aggregate for the three and nine months ended September 30, 2018, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the periods commencing January 2018 through September 2018.
Segments
The Company invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of September 30, 2019, the Company aggregated its investments in real estate properties into one reportable business segment.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the three and nine months ended September 30, 2018, the Company reclassified $2.0 million and $7.6 million, respectively, of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
In addition, during the nine months ended September 30, 2019, the Company sold two office properties and classified two office properties as held for sale. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the lessee or lessor supervises the construction and bears the risk of cost overruns;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to the Company’s collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
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
September 30, 2019
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

3. REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2019, the Company’s portfolio of real estate held for investment was composed of four office properties and an office campus consisting of five office buildings, encompassing in the aggregate approximately 2.7 million rentable square feet. As of September 30, 2019, the Company’s real estate portfolio was 74% occupied. The following table summarizes the Company’s real estate portfolio as of September 30, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	$118,547	$(24,520)	$94,027
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	195,544	(34,710)	160,834
Granite Tower	12/16/2010	Denver	CO	Office	144,368	(31,588)	112,780
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,384	(27,357)	92,027
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	149,306	(15,254)	134,052
					$727,149	$(133,429)	$593,720

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
As of September 30, 2019, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Union Bank Plaza	Los Angeles, CA	701,888	$160,834	15.2%	$23,798	$42.29	80%
Corporate Technology Centre	San Jose, CA	415,492	134,052	12.7%	5,774	33.39	42%
Granite Tower	Denver, CO	591,070	112,780	10.7%	18,884	34.86	92%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. Annualized base rent excludes leases that have been executed but have not commenced as of September 30, 2019.
Operating Leases
The Company’s real estate properties held for investment are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2019, the leases had remaining terms, excluding options to extend, of up to 15.7 years with a weighted-average remaining term of 6.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.4 million and $2.5 million as of September 30, 2019 and December 31, 2018, respectively.
During the nine months ended September 30, 2019 and 2018, the Company recognized deferred rent from tenants, net of lease incentive amortization, which reduced rental income by $2.8 million and $3.1 million, respectively. As of September 30, 2019 and December 31, 2018, the cumulative deferred rent balance was $78.8 million and $61.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $54.8 million and $38.6 million of unamortized lease incentives as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, lease incentive payable was $52.1 million and $35.2 million, respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.
As of September 30, 2019, the future minimum rental income from the Company’s properties held for investment under non-cancelable operating leases was as follows (in thousands):

October 1, 2019 through December 31, 2019	$14,264
2020	59,820
2021	55,459
2022	59,634
2023	54,929
Thereafter	388,947
$633,053

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
As of September 30, 2019, the Company had approximately 80 tenants over a diverse range of industries and geographic areas in its portfolio of real estate held for investment. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	12	$19,363	28.1%
Mining, Oil & Gas Extraction	3	13,154	19.1%
Educational Services	1	11,728	17.0%
		$44,245	64.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of September 30, 2019. During the nine months ended September 30, 2019, the Company recorded an adjustment to rental income of $0.9 million for lease payments that were deemed not probable of collection and a net recovery of bad debt of $0.1 million, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations. During the nine months ended September 30, 2018, the Company recorded bad debt expense of $0.2 million, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
As of September 30, 2019, the Company had a concentration of credit risk related to the following tenant leases that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration
Union Bank	Union Bank Plaza	Finance	295,563	14.6%	$15,730	22.8%	$53.22	05/31/2020 03/31/2021/ 05/31/2021/ 05/31/2022 05/31/2035 (2)(3)
The University of Phoenix	Fountainhead Plaza	Educational Services	445,957	22.0%	11,728	17.0%	26.30	08/31/2023 (4)
Anadarko Petroleum Corporation	Granite Tower	Mining, Oil & Gas Extraction	360,584	17.8%	12,256	17.8%	33.99	04/30/2021 / 04/30/2033 (5)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration dates of the lease as of September 30, 2019 and does not take into account any tenant renewal options. Pursuant to a lease amendment that the Company entered into with Union Bank on December 31, 2017, Union Bank surrendered 15,829 rentable square feet of its total rentable square footage on March 31, 2018 and 31,320 rentable square feet of its total rentable square footage on June 30, 2018. In addition, Union Bank also surrendered 321 parking area passes on March 31, 2018. During the year ended December 31, 2018, the Company received $11.4 million of lease termination fees from Union Bank, of which $8.5 million was deferred as of December 31, 2018. During the nine months ended September 30, 2018, $1.4 million was recognized as rental income and $0.8 million was recognized as other operating income in the accompanying consolidated statement of operations. During the nine months ended September 30, 2019, $1.4 million was recognized as rental income and $0.7 million was recognized as other operating income in the accompanying consolidated statements of operations, and $6.4 million was deferred as of September 30, 2019 and included in other liabilities on the accompanying consolidated balance sheets.
(3) On August 2, 2019, the Company entered into amended and restated lease agreements with Union Bank relating to Union Bank’s office, retail, and storage spaces, which amended the terms of the leases as follows: (i) remeasured the existing rentable square footage from 295,563 rentable square feet to 307,729 rentable square feet effective June 1, 2020, (ii) of the 307,729 rentable square feet, a total of 131,135 rentable square feet of office space and 11,985 rentable square feet of retail space will be surrendered at various dates between May 31, 2020 and May 31, 2022 and the remaining 164,609 rentable square feet will expire on May 31, 2035, and (iii) the addition of 3,152 rentable square feet of retail space for a 15-year lease term expiring on May 31, 2035. Each of Union Bank’s amended and restated office and retail lease agreements has two five-year extension options on all or a portion of the leased space and a one-time option to terminate and cancel the lease in its entirety effective May 31, 2032, by delivering eighteen months’ notice and subject to payment of lease termination fees. Union Bank also has two one-time options to terminate and cancel a portion of its lease.
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
Geographic Concentration Risk
As of September 30, 2019, the Company’s net investments in real estate in California and Colorado represented 27.9% and 10.7% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Colorado real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of September 30, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Cost	$28,025	$30,846	$835	$835	$(1,154)	$(2,635)
Accumulated amortization	(16,785)	(16,869)	(666)	(611)	964	2,327
Net amount	$11,240	$13,977	$169	$224	$(190)	$(308)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(920)	$(1,410)	$(18)	$(555)	$27	$144

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(2,761)	$(5,815)	$(55)	$(1,697)	$120	$749

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
5. REAL ESTATE HELD FOR SALE
During the nine months ended September 30, 2019, the Company sold two office properties and as of September 30, 2019, the Company had classified two office properties as held for sale. During the year ended December 31, 2018, the Company sold three office buildings that were part of an eight-building office campus. The results of operations for the properties sold during the nine months ended September 30, 2019 and the year ended December 31, 2018 and the two office properties classified as held for sale as of September 30, 2019 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2018 and the three and nine months ended September 30, 2019 and the two office properties that were classified as held for sale as of September 30, 2019, which were included in continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental income	$7,918	$12,390	$30,575	$40,030
Other operating income	354	959	1,786	2,630
Total revenues	8,272	13,349	32,361	42,660
Expenses
Operating, maintenance, and management	2,393	3,845	9,845	11,859
Real estate taxes and insurance	750	1,525	3,698	5,156
Asset management fees to affiliate	835	1,117	2,653	3,520
General and administrative expenses	41	36	45	63
Depreciation and amortization	3,599	5,132	12,304	15,961
Interest expense	1,233	1,544	4,379	5,573
Impairment charges on real estate	14,300	—	14,300	—
Total expenses	$23,151	$13,199	$47,224	$42,132

The following summary presents the major components of assets and liabilities related to real estate held for sale as of September 30, 2019 and December 31, 2018 (in thousands).

	September 30, 2019	December 31, 2018
Assets related to real estate held for sale
Total real estate, at cost	$304,436	$427,335
Accumulated depreciation and amortization	(47,273)	(57,017)
Real estate held for sale, net	257,163	370,318
Other assets	38,571	46,817
Total assets related to real estate held for sale	$295,734	$417,135
Liabilities related to real estate held for sale
Notes payable, net	115,693	148,912
Other liabilities	—	6
Total liabilities related to real estate held for sale	$115,693	$148,918

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
As of September 30, 2019, the following properties held for sale represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Campus Drive Buildings (2)	Florham Park, NJ	1,168,846	$257,164	24.3%	$32,181	$32.78	84%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. Annualized base rent excludes leases that have been executed but have not commenced as of September 30, 2019.
(2) Subsequent to September 30, 2019, the Company entered into a purchase and sale agreement for the 100 & 200 Campus Driving Buildings and the 300-600 Campus Buildings (together, the “Campus Drive Buildings”) with a buyer unaffiliated with the Company or the Advisor. See Note 10, “Subsequent Events - Purchase and Sale Agreement for Sale of the Membership Interests in KBSII 100-200 Campus Drive, LLC and KBSII 300-600 Campus Drive, LLC.”
During the three and nine months ended September 30, 2019, the Company recorded non-cash impairment charges of $14.3 million to write down the carrying value of the Company’s investment in the Campus Drive Buildings to their contractual sales price less estimated costs to sell. The impairment was primarily due to estimated closing costs and disposition fees, which are reflected upon classification of the Campus Drive Buildings to held for sale. Subsequent to September 30, 2019, the Company entered into a purchase and sale agreement for the Campus Drive Buildings with a buyer unaffiliated with the Company or the Advisor. See Note 10, “Subsequent Events - Purchase and Sale Agreement for Sale of the Membership Interests in KBSII 100-200 Campus Drive, LLC and KBSII 300-600 Campus Drive, LLC.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
6. NOTES PAYABLE
As of September 30, 2019 and December 31, 2018, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of September 30, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of September 30, 2019 (1)	Effective Interest Rate as of September 30, 2019 (1)	Payment Type	Maturity Date (2)
Corporate Technology Centre Mortgage Loan (3)	$40,894	$41,868	3.50%	3.5%	Principal & Interest	04/01/2020
Portfolio Loan Facility (4)	281,293	375,000	One-month LIBOR + 1.45%	3.6%	Interest Only	03/29/2020
Granite Tower Mortgage Loan (5)	95,350	—	One-month LIBOR + 1.65%	3.8%	(5)	09/01/2023
Total notes payable principal outstanding	$417,537	$416,868
Deferred financing costs, net	(944)	(1,660)
Total notes payable, net	$416,593	$415,208
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2019, using interest rate indices as of September 30, 2019, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) The loan documents require the Company to reserve for the annual charges for real estate taxes by making monthly deposits to an account held by the lender, subject to certain terms and conditions contained in the loan documents.
(4) On August 30, 2019, the Company repaid $62.0 million due under this loan and Granite Tower was released as security from the Portfolio Loan Facility. See below, “- Recent Financing Transactions - Granite Tower Mortgage Loan.” As of September 30, 2019, the Portfolio Loan Facility is secured by the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Willow Oaks Corporate Center, Union Bank Plaza and Fountainhead Plaza. As of September 30, 2019, $281.3 million of term debt of the Portfolio Loan Facility was outstanding and $62.4 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(5) See below, “- Recent Financing Transaction - Granite Tower Mortgage Loan.”
During the three and nine months ended September 30, 2019, the Company incurred $4.4 million and $13.3 million of interest expense, respectively. During the three and nine months ended September 30, 2018, the Company incurred $4.2 million and $13.5 million of interest expense, respectively. As of September 30, 2019 and December 31, 2018, $1.3 million of interest expense was payable. Included in interest expense for the three and nine months ended September 30, 2019 were $0.4 million and $1.2 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2018 were $0.3 million and $0.9 million of amortization of deferred financing costs, respectively. Also included in interest expense for the nine months ended September 30, 2018 was $0.3 million of debt refinancing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2019 (in thousands):

October 1, 2019 through December 31, 2019	$330
2020	321,857
2021	—
2022	—
2023	95,350
Thereafter	—
$417,537

Certain of the Company’s notes payable contain financial debt covenants. As of September 30, 2019, the Company was in compliance with these debt covenants.
Recent Financing Transaction
Granite Tower Mortgage Loan
On August 30, 2019, in connection with the partial principal repayment of the Portfolio Loan Facility, the Company, through an indirect wholly owned subsidiary (the “Granite Tower Mortgage Loan Borrower”), entered into a four-year mortgage loan with an unaffiliated lender (the “Granite Tower Mortgage Loan Agent”) for borrowings of up to $145.0 million (the “Granite Tower Mortgage Loan”). As of September 30, 2019, $95.4 million had been disbursed to the Company with the remaining loan balance of $49.6 million available for future disbursements, subject to certain conditions set forth in the loan agreement. The Granite Tower Mortgage Loan matures on September 1, 2023. The Granite Tower Mortgage Loan bears interest at a floating rate of 165 basis points over one-month LIBOR during the term of the loan. Monthly payments are initially interest-only. On January 1, 2022, monthly payments for the Granite Tower Mortgage Loan will begin to include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity. The Company has the right to repay all or a portion of the Granite Tower Mortgage Loan without fee, premium or penalty, subject to certain conditions contained in the loan agreement.
KBS REIT Properties II, LLC (“REIT Properties II”), the Company’s wholly owned subsidiary, is providing a guaranty of (i) payment of, and agrees to protect, defend, indemnify and hold harmless the Granite Tower Mortgage Loan Agent and each lender for, from and against, any liability, obligation, deficiency, loss, damage, costs and expenses (including reasonable attorney’s fees), and any litigation which may at any time be imposed upon, incurred or suffered by the Granite Tower Mortgage Loan Agent or any lender because of (a) certain intentional actions committed by the Granite Tower Mortgage Loan Borrower, (b) fraud or intentional misrepresentations by the Granite Tower Mortgage Loan Borrower or REIT Properties II in connection with the loan documents as described in the guaranty agreement, and (c) certain bankruptcy or insolvency proceedings involving the Granite Tower Mortgage Loan Borrower, as such acts are described in the guaranty, and (ii) upon and subject to the events and conditions described in the guaranty, payment of certain indemnity obligations of the Granite Tower Mortgage Loan Borrower related to environmental matters.
REIT Properties II also provides a limited completion guaranty of all obligations of the Granite Tower Mortgage Loan Borrower under an amendment of a major tenant’s lease up to a maximum guaranteed amount of $45.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
7. FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
•Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2019 and December 31, 2018, which carrying amounts do not generally approximate the fair values (in thousands):

	September 30, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$417,537	$416,593	$418,212	$416,868	$415,208	$416,163

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
Assets Recorded at Fair Value
During the nine months ended September 30, 2019, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate held for sale	$295,803	$—	$—	$295,803

As of September 30, 2019, the Campus Drive Buildings classified as held for sale were measured at estimated fair value as these properties were impaired and the carrying values of these properties were adjusted to estimated fair value. The Company estimated the fair value for these impaired real estate properties held for sale based on the contractual sales price, less estimated costs to sell.

8. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) (which liquidated in December 2018), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc., (“Pacific Oak Strategic Opportunity REIT”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement will terminate as of December 31, 2019), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) (which liquidated in December 2018), Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc., (“Pacific Oak Strategic Opportunity REIT II”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement will terminate as of December 31, 2019) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
On November 1, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II each entered into advisory agreements with a new external advisor, Pacific Oak Capital Advisors, LLC. Pacific Oak Capital Advisors, LLC is part of a group of companies formed, owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan, indirectly own a 33 1/3% interest in the Advisor and the Dealer Manager.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
As of January 1, 2018, the Company, together with KBS REIT III, KBS Growth & Income REIT, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. At the June 2018 renewal, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II and Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. In June 2019, the Company renewed its participation in the program. The program is effective through June 30, 2020.
During the nine months ended September 30, 2019 and 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the nine months ended September 30, 2019 and 2018, respectively, and any related amounts payable as of September 30, 2019 and December 31, 2018 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Expensed
Asset management fees	$2,469	$2,688	$7,707	$8,192	$—	$—
Reimbursement of operating expenses (1)	69	69	222	246	102	55
Disposition fees (2)	—	—	1,334	972	—	—
	$2,538	$2,757	$9,263	$9,410	$102	$55
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $55,000 and $53,000 for the three months ended September 30, 2019 and 2018, respectively, and $170,000 and $181,000 for the nine months ended September 30, 2019 and 2018, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the nine months ended September 30, 2019 and 2018. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2018, the Advisor reimbursed the Company for a $0.1 million property insurance rebate.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2019.
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
Distributions Paid
On October 1, 2019, the Company paid distributions of $3.5 million, which related to distributions declared for September 2019 in the amount of $0.01875000 per share of common stock to stockholders of record as of the close of business on September 20, 2019. On November 1, 2019, the Company paid distributions of $3.5 million, which related to distributions declared for October 2019 in the amount of $0.01875000 per share of common stock to stockholders of record as of the close of business on October 21, 2019.
Purchase and Sale Agreement for Sale of the Membership Interests in KBSII 100-200 Campus Drive, LLC and KBSII 300-600 Campus Drive, LLC
On September 9, 2008, the Company, through an indirect wholly owned subsidiary, KBSII 100-200 Campus Drive, LLC, purchased two four-story office buildings located at 100 & 200 Campus Drive in Florham Park, New Jersey containing 590,458 rentable square feet on an approximate 71.1-acre parcel of land (the “100 & 200 Campus Drive Buildings”). On October 10, 2008, the Company, through an indirect wholly owned subsidiary, KBSII 300-600 Campus Drive, LLC, purchased four four-story office buildings containing 578,388 rentable square feet (the “300-600 Campus Drive Buildings”). The 300-600 Campus Drive Buildings are located at 300, 400, 500 and 600 Campus Drive in Florham Park, New Jersey on an approximate 64.80-acre parcel of land.
On October 22, 2019, the Company, through indirect wholly owned subsidiaries, entered into a membership interest purchase and sale agreement and escrow instructions (the “Agreement”) for the sale of all of the membership interests of KBSII 300-600 Campus Drive, LLC (the owner of the 300-600 Campus Drive Buildings) and KBSII 100-200 Campus Drive, LLC (the owner of the 100 & 200 Campus Drive Buildings)(together, the “Property Owners”) to a buyer unaffiliated with the Company or the Advisor (the “Purchaser”). Pursuant to the Agreement, the total purchase price for the Property Owners is $320.0 million.
On October 30, 2019, the Company, through indirect wholly owned subsidiaries, entered into the first amendment to the Agreement (the “First Amendment”) with the Purchaser to extend the ending date of the due diligence period from October 30, 2019 to October 31, 2019, and on October 31, 2019, the Company, through indirect wholly owned subsidiaries, entered into the second amendment to the Agreement (the “Second Amendment”) with the Purchaser to reduce the total purchase price for the Property Owners to $311.0 million.
Per the Agreement, the closing date is expected to be on or before December 16, 2019.  Under the Second Amendment, the Purchaser has an option to extend the closing date to January 16, 2020 and a second option to extend the closing date to January 31, 2020, subject to certain conditions set forth in the Second Amendment. There can be no assurance that the Company will complete the sale of the Property Owners. The Purchaser would be obligated to purchase the Property Owners only after satisfaction of agreed upon closing conditions. In some circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $4.0 million of earnest money.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•All of our executive officers, one of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.
•We pay substantial fees to and expenses of our advisor and its affiliates. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.
•We have used proceeds from financings, when necessary, to fund a portion of our distributions during our operational stage. We currently expect that our distributions will generally be paid from cash flow from operations and funds from operations from current or prior periods, except with respect to distributions paid from the net proceeds from the sale of real estate. We can give no assurance regarding the timing, amount or source of future distributions.
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns.
•Our investments in real estate may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties could decrease. Such events would make it more difficult for us to meet our debt service obligations and could reduce our stockholders’ returns.
•Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to our stockholders.
•As of September 30, 2019, we have $376.6 million of variable debt outstanding, and we may incur additional variable rate debt in the future. The interest and related payments on our variable rate debt will vary with the movement of LIBOR or other indexes. Increases in one-month LIBOR or other indexes would increase the amount of our debt payments and could reduce our stockholders’ returns.
•Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document, and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be reviewed and adjusted from time to time. Additionally, redemptions are further subject to limitations described in our share redemption program. We currently do not expect to have funds available for ordinary redemptions in the future.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Since we have terminated our dividend reinvestment plan, we may have to use a greater proportion of our cash flow from operations and proceeds from the sales of real estate properties to meet cash requirements for general corporate purposes, including, but not limited to, capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by financings of our real estate properties; the repayment of debt; and Special Redemptions under our share redemption program. This may reduce our stockholders’ returns.
•As of September 30, 2019, we had classified two office properties as held for sale, which were under contract to sell as of November 12, 2019. During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. During the nine months ended September 30, 2019, we sold two office properties. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.
•Although the Special Committee (defined below) engaged a financial advisor to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. While we anticipate that our exploration of strategic alternatives and marketing of some of our remaining assets for sale will result in additional stockholder liquidity, there is no assurance that this will be the case, nor can we give assurance that it will provide a return to stockholders that equals or exceeds our estimated value per share. We do not expect to provide additional updates regarding our review of strategic alternatives until such time, if any, that we are prepared to announce a material transaction or to conclude the strategic review.
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
We invested in a diverse portfolio of real estate and real estate-related investments. As of September 30, 2019, we owned six office properties (of which two were held for sale) and an office campus consisting of five office buildings.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of September 30, 2019, we had redeemed 28,053,701 shares sold in our offering for $256.1 million.
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

Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness.  Further, increases in interest rates would increase the amount of our debt payments under our variable rate debt obligations. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt.

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
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We currently do not expect to make ordinary redemptions in the future. On December 3, 2018, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2019 for Special Redemptions (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of September 30, 2019, we had $5.7 million available for Special Redemptions for the remainder of 2019.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2019, our real estate properties were 74% occupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
For the nine months ended September 30, 2019, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand. Operating cash needs during the same period were met with cash flow generated by our real estate. We paid distributions to our stockholders during the nine months ended September 30, 2019 using current period cash flow from operations, cash flow from operations in excess of distributions paid from prior periods, proceeds from debt financing and the net proceeds from the sales of two of our properties. We believe that our cash on hand, cash flow from operations, availability under our portfolio loan facility and mortgage loan and proceeds from the sales of real estate properties will be sufficient to meet our liquidity needs for the foreseeable future.
On June 12, 2019, our board of directors declared a special distribution in the amount of $0.45 per share of common stock to stockholders of record as of the close of business on June 17, 2019 (the “Special Distribution”). The Special Distribution was funded primarily from the net proceeds from the sales of Pierre Laclede Center and Emerald View at Vista Center on May 23, 2019. We paid the Special Distribution on June 21, 2019. Also on June 12, 2019, our board of directors approved an updated estimated value per share of our common stock of $4.50, effective June 17, 2019, to reflect the impact of the payment of the Special Distribution. The June 2019 estimated value per share was based solely on the December 3, 2018 estimated value per share reduced for the impact of the payment of the Special Distribution. This was the sole adjustment to the estimated value per share. For a full description of the methodologies and assumptions used in June 2019 estimated value per share determination, see our Current Report on Form 8-K filed with SEC on December 7, 2018 and our Current Report on Form 8-K filed with the SEC on June 14, 2019.
Our cash flow from operations has decreased and will continue to decrease in future periods as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result. Any future special distributions we make from the proceeds of dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2019. As of September 30, 2019, we had classified two office properties as held for sale.
Cash Flows from Operating Activities
As of September 30, 2019, we owned six office properties (of which two were held for sale) and an office campus consisting of five office buildings. During the nine months ended September 30, 2019, net cash provided by operating activities was $10.9 million, compared to $50.6 million during the nine months ended September 30, 2018. The decrease in net cash provided by operating activities was primarily due to lease termination fees received in 2018, the disposition of assets and the lease expiration of a tenant that occupied 100% of Corporate Technology Centre. Cash flows from operating activities will decrease in the future as a result of future asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $99.3 million for the nine months ended September 30, 2019 and consisted of the following:
•$130.3 million of net proceeds from the sale of two office properties; and
•$31.0 million used for improvements to real estate.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019, net cash used in financing activities was $122.2 million and consisted of the following:
•$134.4 million of proceeds from notes payable;
•$133.7 million of principal payments on notes payable;
•$117.6 million of cash used for distributions;
•$4.4 million of cash used for redemptions of common stock; and
•$0.9 million of payments of deferred financing costs.

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
As of September 30, 2019, we had $48.1 million of cash and cash equivalents and up to $112.0 million available for future disbursements under our portfolio loan facility and one of our mortgage loans, subject to certain conditions and restrictions set forth in the loan agreements, to meet our operational and capital needs.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2019, our borrowings and other liabilities were approximately 37% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020 - 2021	2022 - 2023	Thereafter
Outstanding debt obligations (1)	$417,537	$330	$321,857	$95,350	$—
Interest payments on outstanding debt obligations (2)	19,809	3,775	10,068	5,966	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2019 (consisting of the contractual interest rate). We incurred interest expense of $12.1 million, excluding amortization of deferred financing costs of $1.2 million during the nine months ended September 30, 2019.

Results of Operations
Overview
As of September 30, 2018, we owned eight office properties and an office campus consisting of five office buildings. Subsequent to September 30, 2018, we sold two office properties. As a result, as of September 30, 2019, we owned six office properties (of which two were held for sale) and an office campus consisting of five office buildings. The results of operations presented for the three and nine months ended September 30, 2019 and 2018 are not directly comparable due to disposition activity. In general, we expect income and expenses to decrease in future periods due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended September 30, 2019 versus the three months ended September 30, 2018
The following table provides summary information about our results of operations for the three months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2019	2018
Rental income	$24,943	$30,411	$(5,468)	(18)%	$(4,813)	$(655)
Other operating income	1,480	2,271	(791)	(35)%	(537)	(254)
Operating, maintenance and management costs	7,991	8,773	(782)	(9)%	(1,585)	803
Real estate taxes and insurance	4,294	4,387	(93)	(2)%	(742)	649
Asset management fees to affiliate	2,469	2,688	(219)	(8)%	(288)	69
General and administrative expenses	1,342	1,416	(74)	(5)%	n/a	n/a
Depreciation and amortization	11,050	12,077	(1,027)	(9)%	(1,664)	637
Interest expense	4,418	4,175	243	6%	(448)	691
Impairment charges on real estate	14,300	—	14,300	100%	—	14,300
Other interest income	114	380	(266)	(70)%	n/a	n/a
Loss from extinguishment of debt	(165)	—	(165)	(100)%	(165)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 related to real estate disposed of on or after July 1, 2018.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $30.4 million for the three months ended September 30, 2018 to $24.9 million for the three months ended September 30, 2019, primarily due to dispositions of real estate properties subsequent to July 1, 2018 and an overall decrease in portfolio occupancy of 2% related to real estate properties held throughout both periods, partially offset by an increase in rental income as a result of the amendment of Union Bank’s lease in August 2019 and higher property tax recoveries at a real estate property held throughout both periods, which was due to a change in the arrangement whereby the tenant reimbursed us for property tax expenses during the three months ended September 30, 2019 instead of the tenant paying the property tax bill directly during the three months ended September 30, 2018. Overall, we expect rental income to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties.
Other operating income decreased from $2.3 million for the three months ended September 30, 2018 to $1.5 million for the three months ended September 30, 2019, primarily due to dispositions of real estate properties subsequent to July 1, 2018 and a decrease in parking revenues from a property held throughout both periods as a result of waiving a tenant’s parking charges in 2019 due to a new lease agreement.
Operating, maintenance and management costs decreased from $8.8 million for the three months ended September 30, 2018 to $8.0 million for the three months ended September 30, 2019, primarily due to dispositions of real estate properties subsequent to July 1, 2018, offset by an increase in operating, maintenance and management costs due to a change in the arrangement whereby the tenant reimbursed us for operating, maintenance and management costs during the three months ended September 30, 2019 instead of the tenant paying these costs directly during the three months ended September 30, 2018 for a property held throughout both periods. Also included in operating, maintenance and management costs for the three months ended September 30, 2019 was $0.1 million of legal fees related to leasing. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we record legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost.  We expect operating, maintenance and management costs to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, offset by general increases due to inflation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Real estate taxes and insurance decreased from $4.4 million for the three months ended September 30, 2018 to $4.3 million for the three months ended September 30, 2019, primarily due to dispositions of real estate properties subsequent to July 1, 2018, offset by an increase in property tax expenses of $0.3 million at a property held throughout both periods due to a change in the arrangement whereby the tenant reimbursed us for property tax expenses during the three months ended September 30, 2019 instead of the tenant paying the property tax bill directly during the three months ended September 30, 2018 and an increase of $0.3 million due to a higher property tax assessed value for one real estate property held throughout both periods. We expect real estate taxes and insurance to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, partially offset by increases due to higher property tax assessed values.
Asset management fees with respect to our real estate investments decreased from $2.7 million for the three months ended September 30, 2018 to $2.5 million for the three months ended September 30, 2019, primarily due to dispositions of real estate properties. All asset management fees incurred as of September 30, 2019 have been paid. We expect asset management fees to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, partially offset by increases in capital improvements.
Depreciation and amortization decreased from $12.1 million for the three months ended September 30, 2018 to $11.1 million for the three months ended September 30, 2019 due to dispositions of real estate properties subsequent to July 1, 2018, offset by an increase in depreciation and amortization relating to various building improvements placed in service in 2018 at Union Bank Plaza and Willow Oaks Corporate Center and the acceleration of amortization of tenant improvements costs in connection with Union Bank’s amended and restated lease in August 2019. We expect depreciation and amortization to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations.
Interest expense increased from $4.2 million for the three months ended September 30, 2018 to $4.4 million for the three months ended September 30, 2019. Included in interest expense for the three months ended September 30, 2019 and 2018 were $0.4 million and $0.3 million of amortization of deferred financing costs, respectively. The increase in interest expense is primarily due to debt refinancing costs, an increase in one-month LIBOR and its impact on interest expense related to our variable debt and an overall increase in our total debt outstanding. In general, we expect interest expense to decrease in future periods due to debt repayments related to disposition activity and anticipated future asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, loan draws and any debt repayments we make.
During the three months ended September 30, 2019, we recorded non-cash impairment charges of $14.3 million to write down the carrying value of our investment in the Campus Drive Buildings to their contractual sales price less estimated costs to sell. The impairment was primarily due to estimated closing costs and disposition fees, which are reflected upon classification of the Campus Drive Buildings to held for sale. Subsequent to September 30, 2019, we entered into a purchase and sale agreement for the Campus Drive Buildings with a buyer unaffiliated with us or our advisor. See “-Subsequent Events - Purchase and Sale Agreement for Sale of the Membership Interests in KBSII 100-200 Campus Drive, LLC and KBSII 300-600 Campus Drive, LLC.” We did not record any impairment charges on our real estate properties during three months ended September 30, 2018.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2019 versus the nine months ended September 30, 2018
The following table provides summary information about our results of operations for the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2019	2018
Rental income	$78,619	$95,578	$(16,959)	(18)%	$(9,601)	$(7,358)
Interest income from real estate loan receivable	—	434	(434)	(100)%	(434)	—
Other operating income	5,359	6,968	(1,609)	(23)%	(742)	(867)
Operating, maintenance and management costs	25,867	25,379	488	2%	(2,245)	2,733
Real estate taxes and insurance	13,959	13,634	325	2%	(1,471)	1,796
Asset management fees to affiliate	7,707	8,192	(485)	(6)%	(675)	190
General and administrative expenses	4,204	4,452	(248)	(6)%	n/a	n/a
Depreciation and amortization	33,053	38,427	(5,374)	(14)%	(4,052)	(1,322)
Interest expense	13,262	13,494	(232)	(2)%	(1,150)	918
Impairment charges on real estate	14,300	—	14,300	100%	—	14,300
Other interest income	477	867	(390)	(45)%	n/a	n/a
Loss from extinguishment of debt	(471)	(212)	(259)	122%	(259)	—
Gain on sale of real estate, net	30,754	24,884	5,870	24%	5,870	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 related to real estate and real estate-related investments disposed of or repaid on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $95.6 million for the nine months ended September 30, 2018 to $78.6 million for the nine months ended September 30, 2019, primarily due to dispositions of real estate properties subsequent to January 1, 2018 and an overall decrease in portfolio occupancy of 2% related to real estate properties held throughout both periods, partially offset by an increase in rental income due to higher property tax recoveries at a real estate property held throughout both periods, which was due to a change in the arrangement whereby the tenant reimbursed us for property tax expenses during the nine months ended September 30, 2019 instead of the tenant paying the property tax bill directly during the nine months ended September 30, 2018. Overall, we expect rental income to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties.
Interest income from our real estate loan receivable, recognized using the interest method, was $0.4 million for the nine months ended September 30, 2018. The borrower under our real estate loan receivable paid off the entire principal balance due to us on June 1, 2018.
Other operating income decreased from $7.0 million for the nine months ended September 30, 2018 to $5.4 million for the nine months ended September 30, 2019, primarily due to dispositions of real estate properties subsequent to January 1, 2018 and a decrease in parking revenues from a property held throughout both periods as a result of waiving a tenant’s parking charges in 2019 due to a new lease agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance and management costs increased from $25.4 million for the nine months ended September 30, 2018 to $25.9 million for the nine months ended September 30, 2019, primarily due to a change in the arrangement whereby the tenant reimbursed us for operating, maintenance and management costs during the nine months ended September 30, 2019 instead of the tenant paying these costs directly during the nine months ended September 30, 2018 for a property held throughout both periods, and an increase in utility costs and general repair and maintenance costs, offset by dispositions of real estate properties subsequent to January 1, 2018. Also included in operating, maintenance and management costs for the nine months ended September 30, 2019 was $0.4 million of legal fees related to leasing. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we record legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842. Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost.  We expect operating, maintenance and management costs to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, offset by general increases due to inflation.
Real estate taxes and insurance increased from $13.6 million for the nine months ended September 30, 2018 to $14.0 million for the nine months ended September 30, 2019, primarily due to an increase in property tax expenses of $1.1 million at a property held throughout both periods due to a change in the arrangement whereby the tenant reimbursed us for property tax expenses during the nine months ended September 30, 2019 instead of the tenant paying the property tax bill directly during the nine months ended September 30, 2018 and an increase of $0.5 million due to a higher property tax assessed value for one real estate property held throughout both periods, offset by a decrease in property tax and insurance due to dispositions of real estate properties subsequent to January 1, 2018. We expect real estate taxes and insurance to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, partially offset by increases due to higher property tax assessed values.
Asset management fees with respect to our real estate investments decreased from $8.2 million for the nine months ended September 30, 2018 to $7.7 million for the nine months ended September 30, 2019, primarily due to dispositions of real estate properties and the payoff of our real estate loan receivable subsequent to January 1, 2018, offset by a net increase in asset management fees for properties held throughout both periods due to an increase in capital improvements. All asset management fees incurred as of September 30, 2019 have been paid. We expect asset management fees to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, partially offset by increases in capital improvements.
General and administrative expenses decreased from $4.5 million for the nine months ended September 30, 2018 to $4.2 million for the nine months ended September 30, 2019, primarily due to a decrease in professional fees.
Depreciation and amortization decreased from $38.4 million for the nine months ended September 30, 2018 to $33.1 million for the nine months ended September 30, 2019 due to dispositions of real estate properties subsequent to January 1, 2018 and as a result of lease expirations and early lease terminations related to properties held throughout both periods, partially offset by an increase in depreciation and amortization relating to the building improvements placed in service during 2018 at Willow Oaks Corporate Center and the 100 & 200 Campus Drive Buildings. We expect depreciation and amortization to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations.
Interest expense decreased from $13.5 million for the nine months ended September 30, 2018 to $13.3 million for the nine months ended September 30, 2019. Included in interest expense for the nine months ended September 30, 2019 was $1.2 million of amortization of deferred financing costs. Included in interest expense for the nine months ended September 30, 2018 was $0.9 million of amortization of deferred financing costs and $0.3 million of debt refinancing costs. The decrease in interest expense is primarily due to loan repayments in connection with dispositions of real estate properties subsequent to January 1, 2018, offset by an increase in one-month LIBOR and its impact on interest expense related to our variable debt. In general, we expect interest expense to decrease in future periods due to debt repayments related to disposition activity and anticipated future asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, loan draws and any debt repayments we make.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the nine months ended September 30, 2019, we recorded non-cash impairment charges of $14.3 million to write down the carrying value of our investment in the Campus Drive Buildings to their contractual sales price less estimated costs to sell. The impairment was primarily due to estimated closing costs and disposition fees, which are reflected upon classification of the Campus Drive Buildings to held for sale. Subsequent to September 30, 2019, we entered into a purchase and sale agreement for the Campus Drive Buildings with a buyer unaffiliated with us or our advisor. See “-Subsequent Events - Purchase and Sale Agreement for Sale of the Membership Interests in KBSII 100-200 Campus Drive, LLC and KBSII 300-600 Campus Drive, LLC.” We did not record any impairment charges on our real estate properties during three months ended September 30, 2018.
We recognized a gain on sale of real estate of $30.8 million related to dispositions of two office properties during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we recognized a gain on sale of real estate of $24.9 million related to dispositions of three office buildings that were part of an eight-building office campus.

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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance. MFFO excludes from FFO: adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties and real estate-related investments sold, held for sale or repaid during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold, held for sale and real estate-related investments repaid as of September 30, 2019.
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases and loss from extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:
•Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we expect to receive in a future period or rent that was received in a prior period;
•Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since real estate values and market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate; and
•Loss from extinguishment of debt. A loss from extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2019 and 2018 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(19,492)	$(454)	$2,386	$24,941
Depreciation of real estate assets	8,579	8,947	25,822	26,973
Amortization of lease-related costs	2,471	3,130	7,231	11,454
Impairment charges on real estate	14,300	—	14,300	—
Gain on sale of real estate, net	—	—	(30,754)	(24,884)
FFO	5,858	11,623	18,985	38,484
Straight-line rent and amortization of above- and below-market leases	(421)	1,560	2,696	4,147
Amortization of discounts and closing costs	—	—	—	3
Loss from extinguishment of debt	165	—	471	212
MFFO	$5,602	$13,183	$22,152	$42,846

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of MFFO above includes amounts related to the operations of three office buildings that were part of an eight-building office campus and two office properties that were sold, one real estate loan receivable that was paid off between January 1, 2018 and September 30, 2019; and two office properties that were held for sale as of September 30, 2019. Please refer to the table below with respect to the proportion of MFFO related to real estate properties sold or held for sale and the real estate-related investment paid off as of September 30, 2019 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
MFFO by component:
Assets held for investment	$2,531	$6,020	$11,299	$27,218
Real estate properties held for sale	3,071	4,960	7,762	7,613
Real estate properties sold	—	2,203	3,091	7,630
Real estate loans receivable paid off	—	—	—	385
MFFO	$5,602	$13,183	$22,152	$42,846

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first, second and third quarters of 2019 (in thousands, except per share amounts):

Period	Distributions Declared(1)	Distributions Declared Per Share(1)	Distributions Paid (2)	Cash Flows Provided by (Used in) Operations
First Quarter 2019	$11,532	$0.062	$11,564	$6,455
Second Quarter 2019	95,187	0.512	95,194	6,024
Third Quarter 2019	10,450	0.056	10,804	(1,532)
	$117,169	$0.630	$117,562	$10,947
_____________________
(1) “Distributions Declared” and “Distributions Declared Per Share” consist of the following:
•For each month commencing January 2019 through June 2019, our board of directors declared distributions per common share in the amount of $0.02062500 per share of common stock to stockholders of record based on a monthly record date. These distributions totaled approximately $23.1 million.
•On June 12, 2019, our board of directors declared the Special Distribution in the amount of $0.45 per share of common stock to stockholders of record as of the close of business on June 17, 2019. This Special Distribution totaled approximately $83.7 million.
•For each month commencing July 2019 through September 2019, our board of directors declared distributions per common share in the amount of $0.01875000 per share of common stock to stockholders of record based on a monthly record date. These distributions totaled approximately $10.8 million.
(2) Other than the Special Distribution, distributions were paid on a monthly basis, on or about the first business day of the following month.
For the nine months ended September 30, 2019, we paid aggregate distributions of $117.6 million, all of which were paid in cash. FFO and cash flow from operations for the nine months ended September 30, 2019 were $19.0 million and $10.9 million, respectively. We funded our total distributions paid with $12.5 million of current period cash flow from operations, $11.7 million of cash flow from operations in excess of distributions paid from prior periods, $83.7 million of net proceeds from the sale of real estate and $9.7 million of proceeds from debt financing. For purposes of determining the source of our distributions paid and other than for special distributions, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
Over the long term, we expect that our distributions will generally be paid from cash flow from operations, FFO from current or prior periods and proceeds from sales of our assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of September 30, 2019, we had classified two office properties as held for sale, which were under contract to sell as of November 12, 2019. During the nine months ended September 30, 2019, we sold two office properties. During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. Our cash flow from operations has decreased and will continue to decrease as a result of our disposition activity, and we have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make additional strategic asset sales as opportunities become available in the market and may further adjust our distribution policy as a result.
On June 12, 2019, our board of directors approved an updated estimated value per share of our common stock of $4.50, effective June 17, 2019, to reflect the impact of the payment of the Special Distribution. The June estimated value per share was based solely on the December 3, 2018 estimated value per share reduced for the impact of the payment of the Special Distribution. For a full description of the methodologies and assumptions used in our estimated value per share determination, see our Current Report on Form 8-K filed with SEC on December 7, 2018 and our Current Report on Form 8-K filed with the SEC on June 14, 2019. Any future special distributions we make from the proceeds of dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2019.
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
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the lessee or lessor supervises the construction and bears the risk of cost overruns;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to our collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
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
Distributions Paid
On October 1, 2019, we paid distributions of $3.5 million, which related to distributions declared for September 2019 in the amount of $0.01875000 per share of common stock to stockholders of record as of the close of business on September 20, 2019. On November 1, 2019, we paid distributions of $3.5 million, which related to distributions declared for October 2019 in the amount of $0.01875000 per share of common stock to stockholders of record as of the close of business on October 21, 2019.
Purchase and Sale Agreement for Sale of the Membership Interests in KBSII 100-200 Campus Drive, LLC and KBSII 300-600 Campus Drive, LLC
On September 9, 2008, we, through an indirect wholly owned subsidiary, KBSII 100-200 Campus Drive, LLC, purchased two four-story office buildings located at 100 & 200 Campus Drive in Florham Park, New Jersey containing 590,458 rentable square feet on an approximate 71.1-acre parcel of land (the “100 & 200 Campus Drive Buildings”). On October 10, 2008, we, through an indirect wholly owned subsidiary, KBSII 300-600 Campus Drive, LLC, purchased four four-story office buildings containing 578,388 rentable square feet (the “300-600 Campus Drive Buildings”). The 300-600 Campus Drive Buildings are located at 300, 400, 500 and 600 Campus Drive in Florham Park, New Jersey on an approximate 64.80-acre parcel of land.
On October 22, 2019, we, through indirect wholly owned subsidiaries, entered into a membership interest purchase and sale agreement and escrow instructions (the “Agreement”) for the sale of all of the membership interests of KBSII 300-600 Campus Drive, LLC (the owner of the 300-600 Campus Drive Buildings) and KBSII 100-200 Campus Drive, LLC (the owner of the 100 & 200 Campus Drive Buildings)(together, the “Property Owners”) to a buyer unaffiliated with us or our advisor (the “Purchaser”). Pursuant to the Agreement, the total purchase price for the Property Owners is $320.0 million.
On October 30, 2019, we, through indirect wholly owned subsidiaries, entered into the first amendment to the Agreement (the “First Amendment”) with the Purchaser to extend the ending date of the due diligence period from October 30, 2019 to October 31, 2019, and on October 31, 2019, we, through indirect wholly owned subsidiaries, entered into the second amendment to the Agreement (the “Second Amendment”) with the Purchaser to reduce the total purchase price for the Property Owners to $311.0 million.
Per the Agreement, the closing date is expected to be on or before December 16, 2019.  Under the Second Amendment, the Purchaser has an option to extend the closing date to January 16, 2020 and a second option to extend the closing date to January 31, 2020, subject to certain conditions set forth in the Second Amendment. There can be no assurance that we will complete the sale of the Property Owners. The Purchaser would be obligated to purchase the Property Owners only after satisfaction of agreed upon closing conditions. In some circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $4.0 million of earnest money.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future payments on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2019, the fair value of our fixed rate debt was $40.9 million and the outstanding principal balance of our fixed rate debt was $40.9 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2019. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $376.6 million of variable rate debt outstanding. Based on interest rates as of September 30, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2020, interest expense on our variable rate debt would increase or decrease by $3.8 million.
The interest rates of our fixed rate debt and variable rate debt as of September 30, 2019 were 3.5% and 3.6%, respectively. The interest rates represent the actual interest rate in effect as of September 30, 2019, using interest rate indices as of September 30, 2019, where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
A significant percentage of our assets is invested in the 100 & 200 Campus Drive Buildings and the 300-600 Campus Drive Buildings (together, the “Campus Drive Buildings”), Union Bank Plaza, Corporate Technology Centre and Granite Tower and the value of our stockholders’ investment in us will fluctuate with the performance of these investments.
The Campus Drive Buildings represented 24.3% of our total assets and represented approximately 31.8% of our total annualized base rent as of September 30, 2019. On October 22, 2019, we, through wholly owned subsidiaries, entered into an agreement to sell the Campus Drive Buildings. We can give no assurance that we will complete the sale of these properties. Union Bank Plaza represented approximately 15.2% of our total assets and represented approximately 23.5% of our total annualized base rent as of September 30, 2019. Corporate Technology Centre represented approximately 12.7% of our total assets and represented approximately 5.7% of our total annualized base rent as of September 30, 2019. The lease for the single tenant that occupied Corporate Technology Centre expired on October 31, 2018. As a result of renovating, rebranding and leasing-up this property, occupancy is currently at 42%. We can give no assurance that we will be successful in our strategy to renovate and re-lease Corporate Technology Centre. If we are not successful in our strategy to renovate and re-lease the remaining three vacant buildings, our operating results will suffer and the resale value of the property will be diminished.  Granite Tower represented 10.7% of our total assets and represented approximately 18.7% of our total annualized base rent as of September 30, 2019.
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
As of September 30, 2019, our real estate properties in California, New Jersey and Colorado represented 27.9%, 24.3% and 10.7% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California, New Jersey and Colorado real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to pay distributions to stockholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
a.)During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b.)Not applicable.
c.)Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:
•During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On December 3, 2018, our board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2019 of $10.0 million in the aggregate (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
•During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
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
The only redemptions we made under our share redemption program during the nine months ended September 30, 2019 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the nine months ended September 30, 2019 with existing cash on hand.
During the nine months ended September 30, 2019, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	87,190	$4.95	(3)
February 2019	80,441	$4.95	(3)
March 2019	108,367	$4.95	(3)
April 2019	150,957	$4.95	(3)
May 2019	94,897	$4.95	(3)
June 2019	71,919	$4.50	(3)
July 2019	74,700	$4.50	(3)
August 2019	140,594	$4.50	(3)
September 2019	104,293	$4.50	(3)
Total	913,358
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
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the nine months ended September 30, 2019, we redeemed $4.3 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2019 redemption date. Based on the redemption limitations described above and redemptions through September 30, 2019, we may redeem up to $5.7 million of shares in connection with Special Redemptions for the remainder of 2019.

PART II. OTHER INFORMATION (CONTINUED)
Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Financing of Granite Tower Mortgage Loan
On August 30, 2019, we repaid $62.0 million due under the Portfolio Loan Facility and Granite Tower was released as security from the loan. In connection with the partial principal repayment of the Portfolio Loan Facility, on August 30, 2019, we, through an indirect wholly owned subsidiary (the “Granite Tower Mortgage Loan Borrower”), entered into a four-year mortgage loan with Bank of America, N.A., as administrative agent, sole arranger and bookrunner (the “Granite Tower Mortgage Loan Agent”), for borrowings of up to $145.0 million (the “Granite Tower Mortgage Loan”). At closing, $95.4 million was funded and the remaining $49.6 million was available for future disbursements, subject to certain conditions set forth in the loan agreement. The Granite Tower Mortgage Loan matures on September 1, 2023. The Granite Tower Mortgage Loan bears interest at a floating rate of 165 basis points over one-month LIBOR during the term of the loan. Monthly payments are initially interest-only. On January 1, 2022, monthly payments for the Granite Tower Mortgage Loan will begin to include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity. We have the right to repay all or a portion of the Granite Tower Mortgage Loan without fee, premium or penalty, subject to certain conditions contained in the loan agreement.
KBS REIT Properties II, LLC (“REIT Properties II”), our wholly owned subsidiary, is providing a guaranty of (i) payment of, and agrees to protect, defend, indemnify and hold harmless the Granite Tower Mortgage Loan Agent and each lender for, from and against, any liability, obligation, deficiency, loss, damage, costs and expenses (including reasonable attorney’s fees), and any litigation which may at any time be imposed upon, incurred or suffered by the Granite Tower Mortgage Loan Agent or any lender because of (a) certain intentional actions committed by the Granite Tower Mortgage Loan Borrower, (b) fraud or intentional misrepresentations by the Granite Tower Mortgage Loan Borrower or REIT Properties II in connection with the loan documents as described in the guaranty agreement, and (c) certain bankruptcy or insolvency proceedings involving the Granite Tower Mortgage Loan Borrower, as such acts are described in the guaranty, and (ii) upon and subject to the events and conditions described in the guaranty, payment of certain indemnity obligations of the Granite Tower Mortgage Loan Borrower related to environmental matters.
REIT Properties II also provides a limited completion guaranty of all obligations of the Granite Tower Mortgage Loan Borrower under an amendment of a major tenant’s lease up to a maximum guaranteed amount of $45.7 million.

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

10.1	Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC. and MUFG Union Bank, N.A., dated as of August 2, 2019

10.2	Amended and Restated Office Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC. and MUFG Union Bank, N.A., dated as of August 2, 2019

10.3	Loan Agreement related to the Granite Tower Loan Facility, by and between KBSII Granite Tower, LLC, and Bank of America, N.A., dated as of August 30, 2019

10.4	Promissory Note related to the Granite Tower Loan Facility, by and between KBSII Granite Tower, LLC, and Bank of America, N.A., dated as of August 30, 2019

10.5
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Granite Tower Loan Facility, by and between KBSII Granite Tower, LLC and Bank of America, N.A., dated as of August 8, 2019

10.6	Limited Payment Guaranty Agreement related to the Granite Tower Loan Facility, by KBS REIT Properties II, LLC, in favor of Bank of America, N.A., dated as of August 30, 2019

10.7	Limited Completion Guaranty Agreement related to the Granite Tower Loan Facility, by and between KBS REIT Properties II, LLC, in favor of Bank of America, N.A., dated as of August 30, 2019

10.8	Environmental Indemnification and Release Agreement related to the Granite Tower Loan Facility, by KBSII Granite Tower, LLC, for the benefit of Bank of America, N.A., dated as of August 30, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Ninth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 7, 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	November 12, 2019	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 12, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)