Form 10-K
period 2019-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2020-03-06
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Trading Symbol(s)
____________________________________________________
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
____________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 3, 2018, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $4.95 (unaudited) based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2018. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 3, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018. On June 12, 2019, the Registrant’s board of directors declared a special distribution in the amount of $0.45 per share of common stock to stockholders of record as of the close of business on June 17, 2019 (the “Special Distribution”). Also on June 12, 2019, the Registrant’s board of directors approved an updated estimated value per share of its common stock of $4.50 (unaudited), effective June 17, 2019, to reflect the impact of the payment of the Special Distribution. This updated estimated value per share is based solely on the December 3, 2018 estimated value per share reduced for the impact of the payment of the Special Distribution. For a full description of the methodologies used in the Registrant’s estimated value per share determination as of June 12, 2019, see the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2019. On November 13, 2019, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $3.79 (unaudited) based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2019, except for certain items discussed herein for which estimated values were adjusted subsequent to September 30, 2019. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of November 13, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 185,848,343 shares of common stock held by non-affiliates as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 2, 2020, there were 185,168,769 outstanding shares of common stock of the Registrant.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•We can give no assurance that we will be able to successfully implement the Plan of Liquidation (defined below) and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we expect. If we underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated.
•We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions.
•We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets and the amount and timing of liquidating distributions to be received by our stockholders.
•We may face risks associated with legal proceedings, including stockholder litigation, that may be instituted against us related to the Plan of Liquidation.
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
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns and the amount of liquidating distributions they receive.
•Our investments in real estate may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets. Revenues from our properties could decrease. Such events would make it more difficult for us to meet our debt service obligations and successfully implement the Plan of Liquidation, which could reduce our stockholders’ returns and the amount of liquidating distributions they receive.
•Disruptions in the financial markets, changes in the demand for office properties and uncertain economic conditions could adversely affect our ability to successfully implement our business strategy and the Plan of Liquidation, which could reduce our stockholders’ returns and the amount of liquidating distributions they receive.
•As of December 31, 2019, we had $376.6 million of variable debt outstanding, and we may incur additional variable rate debt in the future. The interest and related payments on our variable rate debt will vary with the movement of LIBOR or other indexes. Increases in one-month LIBOR or other indexes would increase the amount of our debt payments and could reduce our stockholders’ returns and the amount of liquidating distributions they receive.

•Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document, and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be reviewed and adjusted from time to time. Additionally, redemptions are further subject to limitations described in our share redemption program. We do not expect to have funds available for ordinary redemptions in the future.
•As of December 31, 2019, we had classified two office properties as held for sale, which were subsequently sold on January 22, 2020. During the year ended December 31, 2019, we sold two office properties. During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase as we sell additional assets.
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
On September 27, 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in the primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2019, we had redeemed 28,303,101 of the shares sold in our offering for $257.1 million.
As of December 31, 2019, we owned six office properties (of which two were held for sale) and an office campus consisting of five office buildings.
Plan of Liquidation
On January 27, 2016, our board of directors formed a special committee (the “Special Committee”) composed of all of our independent directors to explore the availability of strategic alternatives involving us. As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore Group L.L.C. (“Evercore”) to act as our financial advisor and to assist the Special Committee with this process. Under the terms of the engagement, Evercore provided various financial advisory services, as requested by the Special Committee, as customary for an engagement in connection with exploring strategic alternatives.
On November 13, 2019, in connection with a review of potential strategic alternatives available to us, the Special Committee and our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of our plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. On March 5, 2020, our stockholders approved the Plan of Liquidation. For more information, see the Plan of Liquidation, which is included as an exhibit to this Annual Report on Form 10-K.
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our remaining assets for sale.
We expect to distribute all of the net proceeds from liquidation to our stockholders within 24 months from March 5, 2020. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events – Initial Liquidating Distribution Authorized.” We expect to pay multiple liquidating distribution payments to our stockholders during the liquidation process. However, if we cannot sell our assets and pay our debts within 24 months from March 5, 2020, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of liquidating distributions to be received by our stockholders.

Real Estate Portfolio
Real Estate Investments
We made investments in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. We diversified our portfolio by investment size, investment type, investment risk and geographic region. As of December 31, 2019, our portfolio of real estate properties was composed of six office properties and an office campus consisting of five office buildings. On January 22, 2020, we sold two of these office properties.
The following charts illustrate the geographic diversification of our real estate portfolio (excluding the two properties held for sale as of December 31, 2019) based on total leased square feet and total annualized base rent as of December 31, 2019:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2019, our portfolio of real estate properties (excluding the two properties held for sale as of December 31, 2019) was 76% occupied. Excluding the two properties held for sale, three tenants leasing space in our portfolio of real estate properties represented more than 10% of our total annualized base rent as of December 31, 2019. See Item 2, “Properties — Concentration of Credit Risks.”
Our top ten tenants leasing space in our portfolio of real estate properties (excluding the two properties held for sale as of December 31, 2019) represented approximately 75.0% of our total annualized base rent as of December 31, 2019. The chart below illustrates the diversity of tenant industries in our portfolio of real estate properties (excluding the two properties held for sale as of December 31, 2019) based on total annualized base rent as of December 31, 2019:

Annualized Base Rent [1]

Finance
29%
Legal Services
7%
Mining, Oil & Gas Extraction
18%
Educational Services
16%
Other professional services [2]
4%
Other[3]
4%
Computer Systems Design and Related Services
10%
Health Care & Social Services
4%
Public Administration (Government)
5%
Real Estate
3%

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) “Other professional services” includes professional services from several industries that are each individually less than 2% of total.
(3) “Other” includes any industry less than 1% of total.
As of December 31, 2019, our highest tenant industry concentrations (greater than 10% of annualized base rent) of our real estate portfolio (excluding the two properties held for sale as of December 31, 2019) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	12	$20,818	29.1%
Mining, Oil & Gas Extraction	3	13,154	18.4%
Educational Services	1	11,728	16.4%
		$45,700	63.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. No other tenant industries accounted for more than 10% of annualized base rent.

The total cost of our real estate portfolio (excluding the two properties held for sale as of December 31, 2019) as of December 31, 2019 was $865.0 million.
Financing Objectives
We financed the majority of our real estate investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. We have also used debt financing to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; to provide working capital and for other liquidity needs. As of December 31, 2019, the weighted-average interest rate on our debt was 3.2%.
We borrow funds at both fixed and variable rates; as of December 31, 2019, we had $40.6 million and $376.6 million of fixed and variable rate debt outstanding, respectively. As of December 31, 2019, the interest rate of our fixed debt was 3.5% and the weighted-average interest rate of our variable debt was 3.2%. The interest rate represents the actual interest rate in effect as of December 31, 2019, using interest rate indices as of December 31, 2019, where applicable.
The following is a schedule of maturities, including principal amortization payments, for all of our notes payable outstanding as of December 31, 2019 (in thousands):

2020	$321,857
2021	—
2022	—
2023	95,350
Thereafter	—
$417,207

We plan to exercise our extension options available under our loan agreements, if applicable, or pay off or refinance the related notes payable prior to their maturity dates.
We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed this limitation on borrowings during any quarter of 2019. As of December 31, 2019, our borrowings and other liabilities were approximately 38% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the management of the daily operations of our real estate investment portfolio; the disposition of real estate investments; the execution of the Plan of Liquidation; and other general and administrative responsibilities. In the event that our advisor is unable to provide any of these services, we will be required to obtain such services from other sources.
Competitive Market Factors
We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to successfully implement the Plan of Liquidation may be adversely affected.

We also face competition from many of the types of entities referenced above regarding the disposition of properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of some of our properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties. This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows, the overall return for our stockholders and the amount and timing of liquidation distributions our stockholders receive.
Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively and successfully implement the Plan of Liquidation.
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
Industry Segments
We invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. Our real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. Accordingly, we aggregated our investments in real estate properties into one reportable business segment.
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

ITEM 1A. RISK FACTORS
The following are some of the risks and uncertainties that could cause our actual results, including those related to our implementation of the Plan of Liquidation, to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to the Plan of Liquidation
We may not be able to pay liquidating distributions to our stockholders at the times and in the amounts we currently expect.
We currently estimate that if we are able to successfully implement the Plan of Liquidation, our net proceeds from liquidation and, therefore, the amount of cash that our stockholders would receive for each share of our common stock that they then hold, would range between approximately $3.40 and $3.83 per share. We note that we previously paid (i) a special distribution in the amount of $4.50 per share to stockholders of record as of the close of business on September 15, 2014 and (ii) a special distribution of $0.45 per share to stockholders of record as of the close of business on June 17, 2019, all in connection with asset sales. We anticipate paying our liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation. However, our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict.
If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.
As part of our implementation of the Plan of Liquidation, we will seek to enter into binding sale agreements for each of our properties. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by our future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the properties, which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for these properties. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions paid to our stockholders would be delayed or reduced.
If we are unable to find buyers for some or all of our properties at our expected sales prices, our liquidating distributions may be delayed or reduced.
We have targeted disposition plans and time frame estimates for each of our remaining assets. Subsequent to December 31, 2019, we sold the Campus Drive Buildings. The net proceeds from this sale were included in the range of estimated net proceeds from liquidation discussed herein. We will market our other properties for sale over the coming months. There can be no assurance that any of our properties will sell for their projected sales prices.
In calculating the range of estimated net proceeds from liquidation, we assumed that we will be able to find buyers for all of our properties at amounts based on our estimated range of market values for each property. However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions paid to our stockholders would be delayed or reduced. Furthermore, the range of estimated net proceeds from liquidation is based upon our estimates and assumptions as of November 13, 2019, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy rates, rental rates, the availability of suitable buyers, the perceived quality and dependability of cash flows from properties and a number of other factors, both local and national. In addition, higher than anticipated transactional fees and expenses, environmental liabilities of which we are unaware or other unknown liabilities, if any, may adversely impact the net liquidation proceeds from those assets.
No assurance can be given as to the amount of liquidating distributions our stockholders will ultimately receive. For more information on the calculation of our range of estimated net proceeds from liquidation, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information.”

If we experience significant lease terminations and/or tenant defaults during the liquidation process or if our cash flow during the liquidation process is otherwise less than we expect, our liquidating distributions may be delayed or reduced.
In calculating our range of estimated net proceeds from liquidation, we assumed that we would not experience significant lease terminations not currently known to us and that we would not experience any significant unknown tenant defaults during the liquidation process that were not subsequently cured. Any currently known lease expirations and non-renewals of tenant leases were considered in calculating our range of estimated net proceeds from liquidation. Significant unknown lease terminations and/or tenant defaults during the liquidation process would adversely affect the resale value of the properties, which would reduce our range of estimated net proceeds from liquidation. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us.
If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.
Before paying the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium that has not yet been determined. Our board of directors may also decide to establish a reserve fund to pay these contingent claims. The amounts of the various transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our range of estimated net proceeds from liquidation. To the extent that we have underestimated these costs in calculating our projections, our actual net proceeds from liquidation per share may be lower than the low end of our range of estimated net proceeds from liquidation per share. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if we establish a reserve fund, payment of liquidating distributions to our stockholders may be delayed or reduced.
Our estimated range of liquidating distributions is based on our range in estimated value per share reduced for (i) expected closing costs and fees related to future dispositions of real estate investments and (ii) estimated corporate costs and other expenses of the liquidation and dissolution not covered from our cash flow from operations. Our estimated range of liquidating distributions may not reflect the value that stockholders will receive for their investment upon our liquidation pursuant to the Plan of Liquidation. Our estimated value per share and estimated range of liquidating distributions do not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On November 13, 2019, our board of directors approved an estimated value per share of our common stock of $3.79 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, except for certain items discussed in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” for which estimated values were adjusted subsequent to September 30, 2019. We provided this estimated value per share to (i) assist us in calculating the range of estimated net proceeds from our Plan of Liquidation as discussed in our definitive proxy statement filed with the SEC on December 9, 2019, which Plan of Liquidation was approved by our stockholders on March 5, 2020, and (ii) assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). The estimated value per share was based upon the recommendation and valuation performed by our advisor. Our advisor’s valuation of our seven real estate properties owned as of November 13, 2019 was based on (i) appraisals of five of our real estate properties (the “Appraised Properties”) performed by CBRE, Inc. (“CBRE”), an independent third-party valuation firm, and (ii) the contractual sales price less estimated closing credits of two properties that were under contract to sell subsequent to September 30, 2019. Our advisor performed valuations with respect to our cash, other assets, mortgage debt and other liabilities.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees related to future dispositions of real estate investments, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 4.4% of the gross sales price less concessions and credits, with the weighted average being approximately 2.4% as of November 13, 2019.
Accordingly, with respect to the estimated value per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at this estimated value per share;
•our shares of common stock would trade at the estimated value per share on a national securities exchange;
•an independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or
•the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Moreover, as discussed above, the November 13, 2019 estimated value per share does not represent a liquidation value of our assets and liabilities. If we are able to successfully implement the Plan of Liquidation, we estimate that our net proceeds from liquidation and, therefore, the amount of cash our stockholders would receive for each share of our common stock they then hold, could range between approximately $3.40 and $3.83 per share. The difference between the estimated value per share and the range of estimated net proceeds from liquidation reflects the fact that the estimated value per share does not take into consideration: (i) expected closing costs and fees related to future dispositions of real estate investments and (ii) estimated corporate costs and other expenses of the liquidation and dissolution not covered from our cash flow from operations. However, our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
In addition, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to fluctuations in the real estate and finance markets and due to other factors. As such, the estimated value per share and the estimated range of liquidating distributions do not take into account developments in our portfolio since November 13, 2019, including:
•potential future asset sales at values different from those used in the determination of the estimated value per share as well as any impairment charges related to these or other assets as a result of changes in the expected hold period, or the estimated cash flows for or future expenses related to these assets;
•any increases or decreases in value of any of our real estate investments;
•any disruptions in the real estate and financial markets or general economic conditions;
•any unforeseen capital expenditure requirements; or
•any inability to meet our existing debt service obligations, or to repay or refinance such obligations on attractive terms or at all at or prior to maturity.

Pursuing the Plan of Liquidation may cause us to fail to qualify as a REIT, which would dramatically lower the amount of our liquidating distributions.
For so long as we qualify as a REIT and distribute all of our REIT taxable income, we generally are not subject to federal income tax. Although our board of directors does not presently intend to terminate our REIT status prior to paying the final liquidating distribution to our stockholders and our dissolution, our board of directors may take actions pursuant to the Plan of Liquidation that would result in such a loss of REIT status. Upon payment of the final liquidating distribution and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions during the liquidation process may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Liquidation. For example, to qualify as a REIT, generally at least 75% of our gross income in each taxable year must come from real estate sources and generally at least 95% of our gross income in each taxable year must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements during the liquidation process. In addition, in connection with that process, we may recognize ordinary income in excess of the cash received. The REIT rules require us to pay out a large portion of our ordinary income in the form of a dividend to our stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we were unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, we may cease to qualify as a REIT. Although we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):
•not be allowed a deduction for dividends paid to stockholders in computing our taxable income;
•be subject to federal income tax on our taxable income, including recognized gains, at regular corporate rates;
•be subject to increased state and local taxes; and
•be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.
As a result of these consequences, our failure to qualify as a REIT could substantially reduce the amount of liquidating distributions we pay to our stockholders.
The sale of properties may cause us to incur penalty losses.
So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from the sales of properties held primarily for sale to customers in the ordinary course of business. The Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether property is held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. We believe that all of our properties are held for investment and the production of rental income, and that none of the sales of our properties will constitute a prohibited transaction. We do not believe that the sales of our properties pursuant to the Plan of Liquidation should be subject to the prohibited transactions tax. However, due to the anticipated sales volume and other factors, the contemplated sales may not qualify for the protective safe harbor. There can, however, be no assurances that the U.S. Internal Revenue Service (the “Internal Revenue Service”) will not successfully challenge the characterization of properties we hold for purposes of applying the prohibited transaction tax.
The U.S. federal income tax treatment of distributions to stockholders may vary based on whether such distributions are made (1) prior to the Plan of Liquidation or (2) under the Plan of Liquidation.
Prior to the adoption of the Plan of Liquidation to the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and, (ii) exceed a stockholder’s adjusted basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.

In general, upon approval of the Plan of Liquidation, distributions to stockholders under the Plan of Liquidation, including a stockholder’s pro rata share of the fair market value of any assets that are transferred to a liquidating trust, should not be taxable for U.S. federal income tax purposes until the aggregate amount of liquidating distributions to a stockholder exceeds such stockholder’s adjusted tax basis in our stock, and then should be taxable to such stockholder as capital gain (assuming such stockholder held our stock as a capital asset). To the extent the aggregate amount of liquidating distributions to a stockholder is less than such stockholder’s adjusted tax basis in our stock, such stockholder should recognize a capital loss (assuming such stockholder held our stock as a capital asset) in the year the final distribution is received. The transfer of our assets to a liquidating trust is a taxable event to our stockholders notwithstanding that the stockholders may not currently receive a distribution of cash or any other assets with which to satisfy the resulting tax liability.
Our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect.
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We expect to pay multiple liquidating distribution payments to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months from March 5, 2020, the day our stockholders approved the Plan of Liquidation. However, our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. We do not expect to pay regular monthly distributions during the liquidation process. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future Special Redemptions under our share redemption program and other future capital needs.
Distributing beneficial interests in a liquidating trust may trigger tax consequences to our stockholders.
The REIT provisions of the Internal Revenue Code generally require that each year we distribute as a dividend to our stockholders 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Liquidating distributions we pay pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of March 5, 2020, the date our stockholders approved the Plan of Liquidation. Conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our properties at acceptable prices during such period. In such event, rather than retain our properties and risk losing our status as a REIT, we may elect to transfer our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. Such a transfer would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent such stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in the stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. To the extent such stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust is less than the stockholder’s basis in the stock, such loss is expected to be recognizable at the time of the transfer to the liquidating trust, but not before such time. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time the beneficial interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Internal Revenue Code.
Our entity value may be adversely affected by adoption of the Plan of Liquidation.
Although prior to the acceptance for record of our articles of dissolution (the “Articles of Dissolution”) by the State Department of Assessments and Taxation of Maryland, our board of directors may terminate the Plan of Liquidation for any reason, subject to and contingent upon the approval of such termination by our stockholders, we are committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on us. It may also preclude other beneficial courses of action not yet identified by our board of directors.

There can be no assurance that a planned liquidation pursuant to the Plan of Liquidation will maximize stockholder value to a greater extent at this time than would otherwise occur through other alternatives considered by our board of directors and the Special Committee.
Our stockholders will no longer participate in any future earnings or benefit from any increases in the value of our properties once such properties are sold. Although our board of directors and the Special Committee each believes that a planned liquidation is in our best interest and the best interest of our stockholders, it is possible that pursuing one or more of the other alternatives considered by our board of directors and the Special Committee would maximize stockholder value to a greater extent at this time. In that case, we will be foregoing those opportunities by implementing the Plan of Liquidation.
In certain circumstances, the board of directors may terminate, amend, modify or delay implementation of the Plan of Liquidation even if it is approved by our stockholders.
Our board of directors has adopted and approved the Plan of Liquidation. Nevertheless, prior to the acceptance for record of the Articles of Dissolution by the SDAT, the board of directors may terminate the Plan of Liquidation for any reason, subject to and contingent upon the approval of such termination by our stockholders. Notwithstanding approval of the Plan of Liquidation by our stockholders, our board of directors, or, if a liquidating trust is established, trustees of the liquidating trust, may make certain modifications or amendments to the Plan of Liquidation without further action by or approval of our stockholders to the extent permitted under law. Although our board of directors has no present intention to pursue any alternative to the Plan of Liquidation, our board of directors may conclude that terminating the Plan of Liquidation is in our best interest and the best interest of our stockholders. If our board of directors elects to pursue any alternative to the Plan of Liquidation, our stockholders would have to approve the termination of the Plan of Liquidation and may not receive any of the consideration currently estimated to be available for distribution to our stockholders pursuant to the Plan of Liquidation.
Our board of directors has the authority to sell our assets under terms less favorable than those assumed for the purpose of estimating our net liquidation value range.
Our board of directors has the authority to sell any and all of our properties on such terms and to such parties as the board of directors determines in its sole discretion. Notably, our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.
Our stockholders could, in some circumstances, be held liable for amounts they received from us in connection with our dissolution.
If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each of our stockholders could be held liable for the payment to our creditors of such stockholder’s pro rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from us or the liquidating trust, as applicable. If a court holds at any time that we failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from paying distributions under the Plan of Liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of such expenses and liabilities. Any such action could delay or substantially diminish the amount of liquidating distributions to be paid to our stockholders or holders of beneficial interests of any liquidating trust.
We will continue to incur the expenses of complying with public company reporting requirements.
Until our liquidation and dissolution are complete, we have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, we may, after filing our Articles of Dissolution, seek relief from the SEC from certain reporting requirements under the Exchange Act. We anticipate that, if we seek such relief and it is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing annual and quarterly reports on Forms 10-K and 10-Q. However, we may not seek such relief or the SEC may not grant any such relief. To the extent that we delay filing the Articles of Dissolution or if we do not obtain reporting relief, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act. The expenses we incur in complying with the applicable reporting requirements would reduce the amount of liquidating distributions we pay to our stockholders.

Approval of the Plan of Liquidation may lead to stockholder litigation, which could result in substantial costs and distract our management.
Extraordinary corporate actions by a company, such as our Plan of Liquidation, sometimes lead to lawsuits being filed against that company. We may become involved in this type of litigation in connection with the Plan of Liquidation. As of March 5, 2020, no such lawsuits relative to the Plan of Liquidation were pending or, to our knowledge, threatened. However, if such a lawsuit is filed against us, the litigation could be expensive and divert management’s attention from implementing the Plan of Liquidation.
Our directors and officers and our advisor and its affiliates may have conflicts of interest that may influence their actions during the implementation of the Plan of Liquidation and these conflicts may cause them to manage our liquidation in a manner not solely in the best interest of our stockholders.
Some of our directors and officers and our advisor and its affiliates have interests in our liquidation that are different from your interests as a stockholder. Some of the conflicts of interest presented by the liquidation are summarized below.
•All of our executive officers, including Messrs. Schreiber and Waldvogel and Ms. Yamane, are officers of our advisor and/or one or more of our advisor’s affiliates and are compensated by those entities, in part, for their service rendered to us. We currently do not pay any direct compensation to our executive officers. Mr. Schreiber is also one of our directors.
•Pursuant to the terms of the advisory agreement, our advisor is expected to be entitled to disposition fees in connection with the sale of our properties. These disposition fees, including fees for the sale of the Campus Drive Buildings, which sale closed on January 22, 2020, are estimated to be approximately $12.5 million, depending upon the prices we receive for the sale of our properties.
•Our advisor earns asset management fees from us and receives reimbursement of certain of its operating costs. Our advisor will continue to earn such fees and receive reimbursements as long as we continue to own any properties, and our advisor will receive reimbursements for expenses until our liquidation and dissolution are complete. Based on the properties we owned as of March 5, 2020 and the projected disposition dates for these assets, we project that we may pay our advisor an aggregate of approximately $8.6 million for asset management fees and reimbursement of certain of its operating expenses in 2020 and 2021 during the liquidation process, although this estimate may vary significantly based on the timing of property sales.
•Our advisor owns a total of 20,000 shares of our common stock, for which we estimate it will receive liquidating distributions of between approximately $68,000 and $76,600 in connection with our liquidation.
•Not including the 20,000 shares owned by our advisor referenced above, one of our directors owns an aggregate of 2,680 shares of our common stock, for which we estimate he will receive aggregate liquidating distributions of between approximately $9,112 and $10,264 in connection with our liquidation.
Because of the above conflicts of interest, our directors, our officers and our advisor may be motivated to make decisions or take actions based on factors other than the best interest of our stockholders throughout the liquidation process.
Our officers, our affiliated director, our advisor and the real estate professionals assembled by our advisor will face competing demands on their time which may adversely affect their management of our liquidation.
Our advisor is also the external advisor to KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”), each of which is a KBS-sponsored non-traded REIT. Other KBS-advised investors are also advised by affiliates of our advisor, and an affiliate of our advisor serves as the U.S. asset manager for Prime US REIT, a Singapore real estate investment trust. These other programs and investors rely on many of the same real estate professionals as we do, including Mr. Schreiber. As a result of their obligations to these other KBS-sponsored programs and/or KBS-advised investors, Mr. Schreiber, our officers and our advisor’s other real estate professionals face conflicts of interest in allocating their time among us, KBS REIT III, KBS Growth & Income REIT, Prime US REIT, other KBS-advised investors and our advisor, as well as other business activities in which they are involved.

Risks Related to an Investment in Us
Because no public trading market for our shares currently exists and because our share redemption program limits redemptions to Special Redemptions, our stockholders may not realize the cash value of their shares until we complete our liquidation pursuant to the Plan of Liquidation.
There is no public market for our shares and our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares.
On May 15, 2014, our board of directors amended and restated our share redemption program to provide only for redemptions sought in connection with a Special Redemption. Such Special Redemptions are subject to an annual dollar limitation. On November 13, 2019, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2020 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
We do not expect to have funds available for ordinary redemptions in the future. Thus, except with respect to Special Redemptions, stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon ten business days’ notice, and we may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to stockholders.
Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to our estimated range of liquidating distributions. It is also likely that our shares would not be accepted as the primary collateral for a loan.
We face significant competition for tenants and in the disposition of our assets, which could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow and ability to successfully implement our Plan of Liquidation may be adversely affected.
We also face competition from many of the types of entities referenced above regarding the disposition of properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of some of our properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties. This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows, the overall return for our stockholders and the amount and timing of liquidating distributions our stockholders receive.
Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to successfully implement the Plan of Liquidation and reduce the amount and timing of liquidating distributions our stockholders receive.
We relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. We also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets at prices lower than we estimated for our range of liquidating distributions. Volatile market conditions and a challenging global macro-economic environment may interfere with our ability to successfully implement the Plan of Liquidation and may reduce the amount and timing of liquidating distributions our stockholders receive.

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, any decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:
•the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or
•revenues from our properties could decrease due to fewer tenants and/or lower rental rates, decreasing the value of our properties.
All of these factors could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Because we depend upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our performance and reduce the return on our stockholders’ investment.
We depend on our advisor to manage our operations and our portfolio of assets and to implement the Plan of Liquidation. Our advisor depends upon the fees and other compensation that it receives from us, KBS REIT III and KBS Growth & Income REIT and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments and implement the Plan of Liquidation.
During the year ended December 31, 2019, we sold two office properties and classified two office properties as held for sale, which were subsequently sold on January 22, 2020. During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. During the year ended December 31, 2017, we sold two office properties. As a result, our general and administrative expenses as a percentage of our cash flow from operations has increased and will continue to increase as we sell additional assets.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements. As a result of our recent dispositions, our cash flow from operations has decreased. Our general and administrative expenses are not directly related to the size of our portfolio and thus will not decrease proportionately. As a result, our general and administrative expenses as a percentage of cash flow from operations has increased and will continue to increase as we sell additional assets.
The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment management strategy and the Plan of Liquidation, which could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Our success depends to a significant degree upon the contributions of Charles J. Schreiber, Jr. and the team of real estate and debt finance professionals at our advisor. Neither we nor our advisor nor its affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions and in the disposition of our assets in such regions. Maintaining such relationships will be important for us to effectively compete with other investors for tenants in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment management strategy and the Plan of Liquidation could be delayed or hindered, reducing the amount of liquidating distributions our stockholders receive and their overall return on investment.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that none of our independent directors shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses except in limited circumstances. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
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
A security breach or other significant disruption involving our IT networks and related systems could:
•disrupt the proper functioning of our networks and systems and therefore our operations;
•result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•damage our reputation among our stockholders.
Any or all of the foregoing could have a material adverse effect on our ability to successfully implement the Plan of Liquidation and could reduce the amount and timing of liquidating distributions our stockholders receive.

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

Risks Related to Conflicts of Interest
Our advisor and its affiliates, including all of our executive officers, our affiliated director and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the best interests of our stockholders.
All of our executive officers, our affiliated director and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager, and/or other KBS-affiliated entities. Our advisor and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement; and
•sales of properties and other investments, which entitle our advisor to disposition fees.
In addition, the fees our advisor receives in connection with the management of our assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us.
Our advisor and its affiliates face conflicts of interest relating to the leasing and disposition of properties due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, and such conflicts may not be resolved in our favor, which could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
We and other KBS-sponsored programs and KBS-advised investors rely on our sponsor, KBS Holdings LLC, and other key real estate and debt finance professionals at our advisor, including Mr. Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
In addition, we and other KBS-sponsored programs and KBS-advised investors rely on our sponsor and other key real estate professionals at our advisor to sell our properties. These KBS-sponsored programs and KBS-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.

Our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations to suffer and delay the implementation of the Plan of Liquidation.
We rely on our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT III and KBS Growth & Income REIT are also advised by KBS Capital Advisors, and KBS Capital Advisors may serve as the advisor to future KBS-sponsored programs and KBS-advised investors. Further, our officers and directors are also officers and/or the affiliated director of other public KBS-sponsored programs. Messrs. Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT III and KBS Growth & Income REIT. Messrs. Schreiber and Waldvogel and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors and the U.S. asset manager for Prime US REIT. Further, Mr. Schreiber is Chairman of the Board and a director of the external manager of Prime US REIT.
As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT III, KBS Growth & Income REIT, KBS Capital Advisors, KBS Realty Advisors, other KBS-sponsored programs and/or other KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS–sponsored program in an internalization transaction. If these events occur, the amount of liquidating distributions our stockholders receive and their overall return on investment may decline. See “ - Risks Relating to the Plan of Liquidation.”
All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, which could hinder our ability to implement our business strategy and the Plan of Liquidation.
All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT III, KBS Growth & Income REIT and other KBS-sponsored programs. In addition, KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and the Plan of Liquidation. Further, Mr. Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy and the Plan of Liquidation, the amount of liquidating distributions our stockholders receive and their overall return on investment may be reduced.

Our board of directors’ loyalties to KBS REIT III, KBS Growth & Income REIT, Prime US REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT III and our affiliated director is also an affiliated director of KBS Growth & Income REIT and an affiliated director of the external manager of Prime US REIT. The loyalties of our directors serving on the boards of directors of KBS REIT III, KBS Growth & Income REIT and the external manager of Prime US REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored and advised programs, such as the following:
•We could enter into transactions with other KBS-sponsored programs, such as property sales or financing arrangements. Such transactions might entitle our advisor or its affiliates to increased fees and other compensation from either or both parties to the transaction. For example, property sales to other KBS-sponsored programs might entitle our advisor or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our advisor in connection with such transaction. Decisions of our board, the conflicts committee or the Special Committee regarding the terms of those transactions may be influenced by our board’s or the conflicts committee’s loyalties to such other KBS-sponsored programs.
•A decision of our board, the conflicts committee or the Special Committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.
Like us, KBS REIT III compensates each independent director with an annual retainer of $135,000, as well as compensation for attending meetings as follows:
•each member of the audit committee and conflicts committee is paid $10,000 annually for service on such committees (except that the chair of each of the audit committee and conflicts committee is paid $20,000 annually for service as the chair of such committees);
•after the tenth board of directors meeting of each calendar year, each independent director is paid (i) $2,500 for each in-person board of directors meeting attended for the remainder of the calendar year and (ii) $2,000 for each teleconference board of directors meeting attended for the remainder of the calendar year;
•after the tenth audit committee meeting of each calendar year, each member of the audit committee is paid (i) $2,500 for each in-person audit committee meeting attended for the remainder of the calendar year and (ii) $2,000 for each teleconference audit committee meeting attended for the remainder of the calendar year (except that the audit committee chair is paid $3,000 for each in-person and teleconference audit committee meeting attended after the tenth audit committee meeting of each calendar year, for the remainder of each calendar year); and
•after the tenth conflicts committee meeting of each calendar year, each member of the conflicts committee is paid (i) $2,500 for each in-person conflicts committee meeting attended for the remainder of the calendar year and (ii) $2,000 for each teleconference conflicts committee meeting attended for the remainder of the calendar year (except that the conflicts committee chair is paid $3,000 for each in-person and teleconference conflicts committee meeting attended after the tenth conflicts committee meeting of each calendar year, for the remainder of each calendar year).
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
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of delaying, deferring or preventing a takeover or other transaction including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets), in which holders of our common stock might receive a premium for their shares over our estimated range of liquidating distributions or which stockholders might believe to be otherwise in their best interests.
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
Our stockholders will have limited control over changes in our policies and operations and the implementation of the Plan of Liquidation, which increases the uncertainty and risks our stockholders face.
Our board of directors determines our major policies, including our policies regarding financing, debt capitalization, REIT qualification, distributions and liquidation pursuant to the Plan of Liquidation. Our board of directors may generally amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Prior to the acceptance for record of the Articles of Dissolution by the SDAT, the board of directors may terminate the Plan of Liquidation for any reason, subject to and contingent upon the approval of such termination by our stockholders. Notwithstanding approval of the Plan of Liquidation by our stockholders, the board of directors, or, if a liquidating trust is established, trustees of the liquidating trust, may make certain modifications or amendments to the Plan of Liquidation without further action by or approval of our stockholders to the extent permitted under law. Although the board of directors has no present intention to pursue any alternative to the Plan of Liquidation, the board of directors may conclude that terminating the Plan of Liquidation is in our best interest and the best interest of our stockholders. If the board of directors elects to pursue any alternative to the Plan of Liquidation, our stockholders would have to approve the termination of the Plan of Liquidation and may not receive any of the consideration currently estimated to be available for distribution to our stockholders pursuant to the Plan of Liquidation. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
Our share redemption program only provides for Special Redemptions. We do not expect to have funds available for ordinary redemptions in the future.
Our share redemption program only provides for Special Redemptions. Such Special Redemptions are subject to an annual dollar limitation. On November 13, 2019, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2020 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2020 will be sufficient for Special Redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and may be adjusted from time to time.
We do not expect to have funds available for ordinary redemptions in the future. Except with respect to Special Redemptions, stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon ten business days’ notice, and we may increase or decrease the funding available for the redemption of shares under the program upon ten business days’ notice to stockholders.

Payment of fees to KBS Capital Advisors and its affiliates reduces the amount of liquidating distributions our stockholders will receive and their overall return on investment.
KBS Capital Advisors and its affiliates performed services for us in connection with the selection and acquisition or origination of our investments, and continue to perform services for us in connection with the management, leasing and disposition of our properties and the implementation of the Plan of Liquidation. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment in us.
Disposition fees and asset management fees reduce the amount of liquidating distributions our stockholders will receive and their overall return on investment. For information relating to fees potentially payable to our affiliates in connection with the implementation of the Plan of Liquidation, see “ - Risks Relating to the Plan of Liquidation.”
If we are unable to fund our capital needs during our liquidation, the amount of liquidating distributions our stockholders receive and their overall return on investment will be reduced.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties and prepare them for disposition or for any other reason, we may have to obtain funding from sources other than our cash flow from operations, such as borrowings and asset sales. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flow, which would reduce the resale value of the properties and would reduce the amount of liquidating distributions our stockholders receive.
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

General Risks Related to Investments in Real Estate
Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our investments, weaken our operating results and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Our operating results and the performance of our properties are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:
•downturns in national, regional and local economic conditions;
•competition from other office buildings;
•adverse local conditions, such as oversupply or reduction in demand for office buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;
•vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;
•changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property difficult or unattractive;
•changes in tax (including real and personal property tax), real estate, environmental and zoning laws;
•natural disasters such as hurricanes, earthquakes and floods;
•acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•the potential for uninsured or underinsured property losses; and
•periods of high interest rates and tight money supply.
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
If our assets fail to perform as expected during the implementation of the Plan of Liquidation, the amount of liquidating distributions our stockholders receive and their overall return on investment will be reduced.
Since breaking escrow in June 2008, we made acquisitions of real estate and real estate-related assets based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If our assets do not perform as expected during the implementation of the Plan of Liquidation, the amount of liquidating distributions our stockholders receive and their overall return on investment will be reduced.
As of February 29, 2020, we owned four office properties and an office campus consisting of five office buildings. The amount of liquidating distributions our stockholders receive and their overall return on investment will be impacted by the performance and sales of these investments.
Union Bank Plaza represented approximately 18.9% of our total assets and approximately 35.3% of our total annualized base rent as of February 29, 2020. Corporate Technology Centre represented approximately 15.3% of our total assets and approximately 8.0% of our total annualized base rent as of February 29, 2020. The lease for the single tenant that occupied Corporate Technology Centre expired on October 31, 2018. As a result of renovating, rebranding and leasing-up, this property is currently 76.0% leased. We can give no assurance that we will be successful in our strategy to renovate and re-lease Corporate Technology Centre. If we are not successful in our strategy to renovate and re-lease the remaining vacant building, our operating results will suffer and the resale value of the property will be diminished. Granite Tower represented approximately 13.3% of our total assets and approximately 27.3% of our total annualized base rent as of February 29, 2020. Willow Oaks Corporate Center represented approximately 10.8% of our total assets and approximately 13.1% of our total annualized base rent as of February 29, 2020. Fountainhead Plaza represented approximately 10.3% of our total assets and approximately 16.3% of our total annualized base rent as of February 29, 2020. The amount of liquidating distributions our stockholders receive and their overall return on investment will be impacted by the performance and sales of these investments.
The geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Los Angeles, San Jose and Denver real estate markets, respectively. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.

Because of the concentration of our assets in four geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
As of February 29, 2020, our real estate properties were located in California, Colorado, Virginia and Arizona. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California, Colorado, Virginia and Arizona real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our cash flow and the amount of liquidating distributions our stockholders receive.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the amount of liquidating distributions our stockholders receive. See the discussion of Corporate Technology Centre above.
We depend on tenants for our revenue generated by our real estate investments and the resale value of a property depends principally upon the value of the cash flow generated by the leases associated with that property. Accordingly, our ability to successfully implement the Plan of Liquidation is partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and the amount of liquidating distributions our stockholders receive.
The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. When tenants exercise early termination rights, our cash flow and earnings will be adversely affected to the extent that we are unable to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants. Further, some of our properties may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew a lease or terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property for the amount used in calculating our range of estimated net proceeds from liquidation, which will reduce the amount of liquidating distributions our stockholders receive. See the discussion of Corporate Technology Centre above.
The bankruptcy or insolvency of our tenants or delays by our tenants in making rental payments could seriously harm our operating results and the amount of liquidating distributions our stockholders receive.
Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our operating results and the amount of liquidating distributions our stockholders receive.

Our inability to sell a property at the time and on the terms we want could reduce the amount of liquidating distributions our stockholders receive.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce the amount of liquidating distributions our stockholders receive.
Costs imposed pursuant to laws and governmental regulations may reduce the amount of liquidating distributions our stockholders receive.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce the amount of liquidating distributions our stockholders receive.
The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury or other damage claims could reduce the amount of liquidating distributions our stockholders receive.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce the amount of liquidating distributions our stockholders receive. All of our properties were subject to Phase I environmental assessments prior to the time they were acquired.
Costs associated with complying with the Americans with Disabilities Act may decrease the amount of liquidating distributions our stockholders receive.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce the amount of liquidating distributions our stockholders receive.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce the amount of liquidating distributions our stockholders receive.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance policies relating to such events may not be available at reasonable costs, if at all. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would reduce the amount of liquidating distributions our stockholders receive.
Terrorist attacks and other acts of violence or war may affect the markets in which we operate, which could delay or hinder our ability to successfully implement our Plan of Liquidation and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We have invested in major metropolitan markets. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims or we may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our refinancing options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans. If these events occur, the amount of liquidating distributions our stockholders receive and their overall return on investment may decline.

Risks Associated with Debt Financing
We have obtained mortgage indebtedness, lines of credit and other borrowings, which increases our risk of loss due to potential foreclosure.
We have obtained lines of credit and long-term financing secured by our properties and other assets. We acquired many of our real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur additional debt on properties that we already own in order to fund property improvements and other capital expenditures, and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
If there is a shortfall between the cash flow generated by a mortgaged property and the cash flow needed to service mortgage debt on that property, then our operations may suffer and the amount of liquidating distributions our stockholders receive and their overall return on investment may decline. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the amount of liquidating distributions our stockholders receive.. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.

High mortgage rates or changes in underwriting standards may make it difficult for us to refinance properties, which could reduce the amount of liquidating distributions our stockholders receive during our liquidation.
We may be unable to refinance part or all of our mortgage debt when it becomes due or we may be unable to refinance mortgage debt on favorable terms. If interest rates are higher when we refinance properties, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our operations may suffer and the amount of liquidating distributions our stockholders receive and their overall return on investment may decline.
Lenders may require us to enter into restrictive covenants, which could cause our operations to suffer and the amount of liquidating distributions our stockholders receive and their overall return on investment may decline.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing our advisor. These or other limitations could cause our operations to suffer and the amount of liquidating distributions our stockholders receive and their overall return on investment may decline.
Increases in interest rates and changes to the LIBOR settling process and potentially phasing out of LIBOR after 2021 could increase the amount of our debt payments and could reduce the amount of liquidating distributions our stockholders receive.
As of February 29, 2020, we had a total of $240.5 million of variable rate notes payable, and we may incur additional indebtedness in the future. Interest we pay reduces our cash flows. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of liquidating distributions our stockholders receive and their overall return on investment may decline.
Additionally, we pay interest under certain of our notes payable based on the London Interbank Offered Rate (“LIBOR”). LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.
We have broad authority to incur debt and high debt levels could cause our operations to suffer and the amount of liquidating distributions our stockholders receive and their overall return on investment may decline.
We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed this limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2019, our borrowings and other liabilities were approximately 38% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants, which could cause our operations to suffer and the amount of liquidating distributions our stockholders receive and their overall return on investment may decline.

Federal Income Tax Risks
In addition to the following risk factors, please see “ — Risks Related to the Plan of Liquidation” for information relating to tax risks associated with the Plan of Liquidation.
Failure to qualify as a REIT would reduce our net earnings available for distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates (a maximum rate of 35% applied through 2017, with a 21% rate beginning for 2018). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments at times or on terms that may not maximize the returns on such investments in order to pay the applicable tax.
Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2008. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local or other tax liabilities that reduce our cash flow and our ability to pay distributions to our stockholders.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
•If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
•If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We intend to pay distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
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
To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
If our operating partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.

The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, even though the sales might otherwise be beneficial to us.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.
Complying with REIT requirements may force us to liquidate investments at times or on terms that may not maximize the return on such investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% (25% for taxable years before 2018) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate investments at times or on terms that may not maximize the return on such investments. These actions could have the effect of reducing our income and the amount of liquidating distributions our stockholders receive and their overall return on investment will be reduced.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income, which may have adverse consequences on the amount of liquidating distributions our stockholders receive.

Changes recently made to the U.S. tax laws could have a negative impact on our business.
The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:
•Reduces the corporate income tax rate from 35% to 21% (including with respect to a taxable REIT subsidiary);
•Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;
•If elected, allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;
•Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system if a technical correction is passed, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);
•Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;
•Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;
•Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;
•Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;
•Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;
•Eliminates the federal corporate alternative minimum tax;
•Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);
•Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective U.S. federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and
•Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).
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
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided under current law, individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective U.S. federal income tax rate on such dividend. In addition, Treasury Regulations impose a minimum holding period for the 20% deduction that was not set forth in the Internal Revenue Code. Under the Treasury Regulations, in order for a REIT dividend with respect to a share of REIT stock to be treated as a qualified REIT dividend, the U.S. stockholder (i) must have held the share for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend and (ii) cannot have been under an obligation to make related payments with respect to positions in substantially similar or related property, e.g., pursuant to a short sale. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

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
There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) or any entity whose assets include such assets that have invested in our shares. Fiduciaries, IRA owners and other benefit plan investors that have invested the assets of such a plan or account in our common stock should satisfy themselves that:
•the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;
•the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;
•the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and
•the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2. PROPERTIES
As of December 31, 2019, our portfolio of real estate consisted of six office properties (including two properties that were held for sale) and an office campus consisting of five office buildings. Excluding the two properties held for sale, our four office properties and the office campus consisting of five office buildings encompassed in the aggregate 2.7 million rentable square feet. The total cost of our portfolio of real estate (excluding the two properties held for sale) was $865.0 million as of December 31, 2019. As of December 31, 2019, our portfolio of real estate (excluding the two properties held for sale) was approximately 76% occupied, the annualized base rent was $71.5 million and the average annualized base rent per square foot of our portfolio of real estate (excluding the two properties held for sale) was $34.51. As of December 31, 2019, the weighted-average remaining lease term of our portfolio of real estate (excluding the two properties held for sale), excluding options to extend, was 6.4 years.
In accordance with the Plan of Liquidation approved by our stockholders on March 5, 2020, our objectives are to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our remaining assets for sale.

As of December 31, 2019, the following properties (excluding the two properties held for sale) represented more than 10% of our total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft. (2)	Occupancy	Weighted Average Remaining Lease Term
Union Bank Plaza	Los Angeles, CA	701,888	$163,844	15.5%	$25,336	$44.30	81.5%	5.3 years
Corporate Technology Centre (3)	San Jose, CA	415,492	133,246	12.6%	5,774	33.39	41.6%	7.4 years
Granite Tower	Denver, CO	591,070	114,474	10.8%	19,399	34.99	93.8%	8.8 years
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(3) The lease for the single tenant who occupied Corporate Technology Centre expired on October 31, 2018. As a result of renovating, rebranding and marketing efforts, this property is 76% leased as of March 2, 2020.
For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our portfolio of real estate (excluding the two properties held for sale) by rentable square footage and by annualized base rent as of December 31, 2019:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	9	$1,112	1.6%	117,449	5.7%
2020	14	5,296	7.4%	113,443	5.5%
2021	8	5,712	8.0%	135,971	6.6%
2022	10	4,395	6.1%	105,865	5.1%
2023	6	12,699	17.8%	477,314	23.0%
2024	15	4,319	6.0%	112,015	5.4%
2025	8	2,161	3.0%	54,284	2.6%
2026	5	1,582	2.2%	45,877	2.2%
2027	6	6,863	9.6%	200,933	9.7%
2028	1	1,233	1.7%	31,248	1.5%
2029	1	3,277	4.6%	122,948	5.9%
Thereafter (2)	12	22,830	32.0%	553,990	26.8%
Total	95	$71,479	100.0%	2,071,337	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents leases expiring from 2030 through 2035.
For more information with respect to our tenants, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Concentration of Credit Risks
As of December 31, 2019, excluding the two properties held for sale, we had a concentration of credit risk related to the following tenant leases that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration
Union Bank	Union Bank Plaza	Finance	295,563	10.8%	$16,834	23.6%	$56.95	05/31/2020 03/31/2021/ 05/31/2021/ 05/31/2022 05/31/2035 (2)(3)
The University of Phoenix	Fountainhead Plaza	Educational Services	445,957	16.3%	11,728	16.4%	26.30	08/31/2023 (4)
Anadarko Petroleum Corporation	Granite Tower	Mining, Oil & Gas Extraction	360,584	13.2%	12,256	17.1%	33.99	04/30/2021 / 04/30/2033 (5)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration dates of the lease as of December 31, 2019 and does not take into account any tenant renewal options. Pursuant to a lease amendment that we entered into with Union Bank on December 31, 2017, Union Bank surrendered 15,829 rentable square feet of its total rentable square footage on March 31, 2018 and 31,320 rentable square feet of its total rentable square footage on June 30, 2018. In addition, Union Bank also surrendered 321 parking area passes on March 31, 2018. During the year ended December 31, 2018, we received $11.4 million of lease termination fees from Union Bank, of which $8.5 million was deferred as of December 31, 2018. During the year ended December 31, 2018, $1.9 million was recognized as rental income and $1.0 million was recognized as other operating income in the accompanying consolidated statement of operations. During the year ended December 31, 2019, $1.2 million was recognized as rental income and $0.8 million was recognized as other operating income in the accompanying consolidated statements of operations, and $6.5 million was deferred as of December 31, 2019 and included in other liabilities on the accompanying consolidated balance sheet.
(3) On August 2, 2019, we entered into amended and restated lease agreements with Union Bank relating to Union Bank’s office, retail, and storage spaces, which amended the terms of the leases as follows: (i) remeasured the existing rentable square footage from 295,563 rentable square feet to 307,729 rentable square feet effective June 1, 2020, (ii) of the 307,729 rentable square feet, a total of 131,135 rentable square feet of office space and 11,985 rentable square feet of retail space will be surrendered at various dates between May 31, 2020 and May 31, 2022 and the remaining 164,609 rentable square feet will expire on May 31, 2035, and (iii) the addition of 3,152 rentable square feet of retail space for a 15-year lease term expiring on May 31, 2035. Each of Union Bank’s amended and restated office and retail lease agreements has two five-year extension options on all or a portion of the leased space and a one-time option to terminate and cancel the lease in its entirety effective May 31, 2032, by delivering eighteen months’ notice and subject to payment of lease termination fees. Union Bank also has two one-time options to terminate and cancel a portion of its lease.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 2, 2020, we had approximately 185.2 million shares of common stock outstanding held by a total of approximately 45,300 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock. In addition, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. Any sale must comply with applicable state and federal securities laws, and our charter prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
We provide an estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $3.79 (unaudited) per share as of December 31, 2019. We also provided this estimated value per share to assist us in calculating the range of estimated net proceeds from our Plan of Liquidation as discussed in our definitive proxy statement filed with the SEC on December 9, 2019, which Plan of Liquidation was approved by our stockholders on March 5, 2020. This estimated value per share is based on our board of directors’ approval on November 13, 2019 of an estimated value per share of our common stock of $3.79 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, except for certain items discussed herein for which estimated values were adjusted subsequent to September 30, 2019. There were no material changes between September 30, 2019 and November 13, 2019 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our seven real estate properties was based on (i) appraisals of five of our real estate properties (the “Appraised Properties”) performed by CBRE, Inc. (“CBRE”), an independent third-party valuation firm, and (ii) the contractual sales price less estimated closing credits of two properties that were under contract to sell subsequent to September 30, 2019. CBRE prepared appraisal reports, summarizing key inputs and assumptions, for each of the Appraised Properties. Our advisor performed valuations with respect to our cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Our advisor used the appraised values of the Appraised Properties and the contractual sales price less estimated closing credits of the two properties that were under contract to sell subsequent to September 30, 2019, together with our advisor’s estimated value of each of our other assets and our liabilities, to calculate and recommend an estimated value per share of our common stock. Based on (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal reports for the Appraised Properties prepared by CBRE and our advisor’s estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process, and (iii) other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to our board of directors that it adopt $3.79 (unaudited) as the estimated value per share of our common stock. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $3.79 (unaudited) as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of November 13, 2019, as well as the calculation of our prior estimated value per share as of December 3, 2018:

	November 13, 2019 Estimated Value per Share	December 3, 2018 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$5.80	$6.77	$(0.97)
Cash	0.26	0.43	(0.17)
Other assets	0.09	0.10	(0.01)
Mortgage debt	(2.25)	(2.23)	(0.02)
Other liabilities	(0.11)	(0.12)	0.01
Estimated value per share	$3.79	$4.95	$(1.16)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$3.79	$4.95	$(1.16)
_____________________
(1) The December 3, 2018 estimated value per share was based upon the recommendation and valuation of our advisor. Our advisor’s valuation of our nine real estate properties was based on appraisals of our real estate properties performed by CBRE. Our advisor performed valuations of our cash, other assets, mortgage debt and other liabilities. For more information relating to the December 3, 2018 estimated value per share and the assumptions and methodologies used by CBRE and our advisor, see our Current Report on Form 8-K filed with the SEC on December 7, 2018.
(2) The decrease in the estimated value of real estate properties per share was primarily due to dispositions of real estate properties subsequent to September 30, 2018 and the decrease in value of two properties that were under contract to sell subsequent to September 30, 2019.
The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $4.95 (unaudited) to $3.79 (unaudited). The changes are not equal to the change in values of each asset and liability group presented in the table above due to dispositions, debt repayments and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 3, 2018 estimated value per share	$4.95
Changes to estimated value per share
Real estate
Real estate properties	(0.30)
Selling costs related to properties sold	(0.02)
Capital expenditures on real estate	(0.34)
Total change related to real estate	(0.66)
Special distribution declared in June 2019	(0.45)
Monthly distributions in excess of operating cash flows (1)	(0.04)
Notes payable	(0.01)
Total change in estimated value per share	$(1.16)
November 13, 2019 estimated value per share	$3.79
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities (discussed below) or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also did not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 4.4% of the gross sales price less concessions and credits, with the weighted average being approximately 2.4%.
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
As of November 13, 2019, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
The November 13, 2019 estimated value per share does not represent a liquidation value of our assets and liabilities. As discussed in our definitive proxy statement filed on December 9, 2019 with the SEC, in connection with a review of potential strategic alternatives available to us, our board of directors has determined that it is in our best interest and our stockholders to sell all of our properties and assets and liquidate and dissolve the company pursuant to the Plan of Liquidation. The Plan of Liquidation was approved by our stockholders on March 5, 2020.
If we are able to successfully implement the Plan of Liquidation, we estimate that our net proceeds from liquidation and, therefore, the amount of cash our stockholders would receive for each share of our common stock they then hold, could range between approximately $3.40 and $3.83 per share. The difference between the estimated value per share and the range of estimated net proceeds from liquidation reflects the fact that the estimated value per share does not take into consideration: (i) expected closing costs and fees related to future dispositions of real estate investments and (ii) estimated corporate costs and other expenses of the liquidation and dissolution not covered from our cash flow from operations.
Based on the estimated value per share as of November 13, 2019 and the estimated costs and expenses of liquidating and dissolving the company, we estimate the range in net proceeds from liquidation to be follows:

Range in estimated value per share	$3.55 to $3.99
Estimated disposition costs and fees per share	$(0.13) to $(0.14)
Estimated other dissolution costs per share	$(0.02)
Range in estimated net proceeds from liquidation per share	$3.40 to $3.83

There are many factors that may affect the actual net proceeds from liquidation and the amount of liquidating distributions per share, including, among other things, the ultimate sale price of each asset, changes in market demand for office properties during the liquidation process, the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, and unanticipated or contingent liabilities arising subsequent to the filing date of our definitive proxy statement. No assurance can be given as to the amount of liquidating distributions we will ultimately pay to our stockholders. If we have underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately distributed to our stockholders could be less than that set forth above. These estimates were based upon market, economic, financial and other circumstances and conditions existing as of the date of our definitive proxy statement, and any changes in such circumstances and conditions during the liquidation process could have a material effect on the ultimate amount of liquidating distributions we pay to our stockholders.

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

_____________________
(1) CBRE is actively engaged in the business of appraising commercial real estate properties similar to those we own in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged CBRE to deliver appraisal reports relating to the Appraised Properties and CBRE received fees upon the delivery of such reports. In addition, we have agreed to indemnify CBRE against certain liabilities arising out of this engagement. CBRE is an affiliate of CBRE Group, Inc., a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. In the two years prior to November 13, 2019, CBRE and its affiliates provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and have received fees in connection with such services. CBRE and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser as certified in the applicable appraisal report.
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
Real Estate Valuation
As of September 30, 2019, we owned seven real estate properties (consisting of six office properties and an office campus consisting of five office buildings). CBRE appraised each of the Appraised Properties and the two properties that were under contract to sell subsequent to September 30, 2019 were valued at the contractual sales price less estimated closing credits. CBRE appraised the Appraised Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of the Appraised Properties. CBRE calculated the discounted cash flow value of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Appraised Properties based on recent comparable market transactions adjusted for unique property and market-specific factors.
The total appraised value of the Appraised Properties as of September 30, 2019 was $773.0 million. The estimated value for the two real estate properties that were under contract to sell subsequent to September 30, 2019 was $303.0 million. Based on the appraisal and valuation methodologies described above, the estimated value of the seven real estate properties as of September 30, 2019 was $1.076 billion. The total cost basis of these properties as of September 30, 2019 was $1.459 billion. This amount includes the purchase prices of $1.209 billion, $233.3 million in capital expenditures, leasing commissions and tenant improvements since inception and $16.5 million of acquisition fees and expenses.
The following table summarizes the key assumptions that CBRE used in the 10-year discounted cash flow models to arrive at the appraised values for the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.25% to 7.50%	6.78%
Discount rate	7.25% to 9.00%	7.82%
Net operating income compounded annual growth rate (1)	(1.06)% to 16.75%	5.94%
_____________________
(1) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the valuation period of the property) net of expenses over the valuation period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties. The high-end range in values reflects the lease up of a property with significant vacancy and that was 60% leased as of September 30, 2019.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.11	$(0.10)	$0.15	$(0.13)
Discount rates	0.09	(0.09)	0.14	(0.14)

Finally, each 1% change in the appraised value of the Appraised Properties would result in a change of $0.06 to the estimated value per share, assuming all other factors remain unchanged.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2019. The estimated value of our notes payable does not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2019, the GAAP fair value and carrying value (excluding unamortized deferred financing costs of $0.9 million) of our notes payable were $418.2 million and $417.5 million, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 3.20%. Our notes payable have a weighted-average remaining term of 1.3 years. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	(0.01)	0.01	—	—

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
Limitations of the Estimated Value Per Share
As mentioned above, we are providing this estimated value per share (i) to assist us in calculating the range of estimated net proceeds from our Plan of Liquidation as discussed in our definitive proxy statement filed with the SEC on December 9, 2019, which Plan of Liquidation was approved by our stockholders on March 5, 2020, and (ii) to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated value per share set forth above first appeared on the November 30, 2019 customer account statements that were mailed in December 2019. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at this estimated value per share;
•our shares of common stock would trade at the estimated value per share on a national securities exchange;
•an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or
•the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of November 13, 2019 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2019, except for certain items discussed herein for which estimated values were adjusted subsequent to September 30, 2019. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets and due to other factors. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share did not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 1.7% to 4.4% of the gross sales price less concessions and credits, with the weighted average being approximately 2.4%.
Moreover, as discussed above, the November 13, 2019 estimated value per share does not represent a liquidation value of our assets and liabilities. If we are able to successfully implement the Plan of Liquidation, we estimate that our net proceeds from liquidation and, therefore, the amount of cash our stockholders would receive for each share of our common stock they then hold, could range between approximately $3.40 and $3.83 per share.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$4.50 (1)	June 17, 2019	Current Report on Form 8-K, filed June 14, 2019
$4.95	December 3, 2018	Current Report on Form 8-K, filed December 7, 2018
$4.89	December 8, 2017	Current Report on Form 8-K, filed December 11, 2017
$5.49	December 14, 2016	Current Report on Form 8-K, filed December 15, 2016
$5.62	December 8, 2015	Current Report on Form 8-K, filed December 9, 2015
$5.86	December 4, 2014	Current Report on Form 8-K, filed December 4, 2014
$6.05 (2)	September 22, 2014	Current Report on Form 8-K, filed September 23, 2014
$10.29	December 18, 2013	Current Report on Form 8-K, filed December 19, 2013
$10.29	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$10.11	December 19, 2011	Current Report on Form 8-K, filed December 21, 2011
_____________________
(1) The estimated value per share of $4.50 resulted from the payment of a special distribution of $0.45 per share of common stock to stockholders of record as of June 17, 2019. Our board of directors declared a special distribution in the amount of $0.45 per share on the outstanding shares of our common stock on June 12, 2019 to all stockholders of record as of the close of business on June 17, 2019. This special distributions was paid on June 21, 2019 and was funded from our net proceeds from the disposition of two real estate properties in May 2019. The June 17, 2019 estimated value per share was based solely on the December 3, 2018 estimated value per share reduced for the impact of the special distribution.
(2) The estimated value per share of $6.05 resulted, in part, from the payment of a special distribution of $4.50 per share of common stock to stockholders of record as of September 15, 2014. Excluding the impact of the special distribution, our estimated value per share of common stock would have been $10.55 as of September 22, 2014. Our board of directors declared special distributions in the amount of $3.75, $0.30 and $0.45 per share on the outstanding shares of our common stock on July 8, 2014, August 5, 2014 and August 29, 2014, respectively, for an aggregate amount of $4.50 per share of common stock, to all stockholders of record as of the close of business on September 15, 2014. These special distributions were paid on September 23, 2014 and were funded from our proceeds from the disposition of nine real estate properties between May 2014 and August 2014 as well as cash on hand resulting primarily from the repayment or sale of five real estate loans receivable during 2013 and 2014.

Distribution Information
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We expect to pay multiple liquidating distribution payments to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months from March 5, 2020, the day our stockholders approved the Plan of Liquidation. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events – Initial Liquidating Distribution Authorized.” Our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. We do not expect to pay regular monthly distributions during the liquidation process. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future Special Redemptions under our share redemption program and other future capital needs. See Part I, Item 1A, “Risks Factors – Risks Related to the Plan of Liquidation.”
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
On June 12, 2019, our board of directors declared a special distribution in the amount of $0.45 per share of common stock to stockholders of record as of the close of business on June 17, 2019. Distributions declared per common share were $0.649 and $0.245 in the aggregate for the years ended December 31, 2019 and 2018, respectively. Other than the special distribution, distributions per common share were based on a monthly record date for each month during the period commencing January 2018 through October 2019.
Distributions declared during 2019 and 2018, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$11,532	$95,187	$10,450	$3,479	$120,648
Total Per Share Distribution	$0.062	$0.512	$0.056	$0.019	$0.649
	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$11,309	$11,420	$11,523	$11,502	$45,754
Total Per Share Distribution	$0.060	$0.061	$0.062	$0.062	$0.245

The tax composition of our distributions declared for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Ordinary Income	—%	64%
Capital Gain	—%	34%
Return of Capital	100%	2%
Total	100%	100%

For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”

Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:
•During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On December 3, 2018, our board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2019 of $10.0 million in the aggregate. On November 13, 2019, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2020 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
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
Pursuant to the share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. We do not expect to have funds available for ordinary redemptions in the future.
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
In connection with the declaration of the special distribution, on June 12, 2019, our board of directors approved an updated estimated value per share of our common stock of $4.50 (unaudited), effective June 17, 2019, which was the record date for the special distribution, based solely on subtracting the special distribution declared by our board of directors in the amount of $0.45 per share of common stock from the December EVPS of $4.95. This was the sole adjustment to the estimated value per share. The change in the redemption price became effective for the June 2019 redemption date, which was June 28, 2019, and was effective through the October 2019 redemption date, which was October 31, 2019. For a full description of the methodologies used to determine the estimated value per share, see our Current Report on Form 8-K filed with the SEC on June 14, 2019.

On November 13, 2019, our board of directors approved an estimated value per share of our common stock of $3.79 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2019, except for certain items discussed herein for which estimated values were adjusted subsequent to September 30, 2019. The change in redemption price became effective for the November 2019 redemption date, which was November 29, 2019, and will be effective until the estimated value per share is updated. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
In connection with the approval of the Plan of Liquidation, on March 5, 2020, our board of directors amended and restated our share redemption program so that the redemption price takes into account the estimated range of liquidating distributions as disclosed in the Proxy Statement and any liquidating distributions declared by the Company’s board of directors. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events – Amendment and Restatement of Share Redemption Program.”
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
The only redemptions we made under our share redemption program during the year ended December 31, 2019 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program, and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the year ended December 31, 2019 with existing cash on hand. During the year ended December 31, 2019, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	87,190	$4.95	(3)
February 2019	80,441	$4.95	(3)
March 2019	108,367	$4.95	(3)
April 2019	150,957	$4.95	(3)
May 2019	94,897	$4.95	(3)
June 2019	71,919	$4.50	(3)
July 2019	74,700	$4.50	(3)
August 2019	140,594	$4.50	(3)
September 2019	104,293	$4.50	(3)
October 2019	89,644	$4.50	(3)
November 2019	76,589	$3.79	(3)
December 2019	83,166	$3.79	(3)
Total	1,162,757
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
(2) During the year ended December 31, 2019, shares eligible for redemption were redeemed at the prices set forth above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. During the year ended December 31, 2019, we redeemed 5.4 million of shares of common stock. For the year ended December 31, 2019, we fulfilled all redemption requests received in good order and eligible for redemption through the December 2019 redemption date. On November 13, 2019, our board of directors approved an annual dollar limitation for Special Redemptions of $10.0 million in the aggregate for the calendar year 2020. Based on the redemption limitations in our share redemption program and redemptions through February 29, 2020, we may redeem up to $9.5 million of shares in connection with Special Redemptions for the remainder of 2020.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data
Total real estate and real estate-related investments, net	$866,731	$954,207	$1,044,792	$1,139,815	$1,192,512
Total assets	1,059,049	1,157,017	1,225,110	1,286,780	1,364,530
Total notes payable, net	416,607	415,208	502,299	523,771	546,077
Total liabilities	511,826	485,543	530,528	559,873	596,600
Redeemable common stock	10,000	10,000	10,000	10,000	10,000
Total stockholders’ equity	537,223	661,474	684,582	716,907	757,930

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Operating Data
Total revenues	$112,112	$142,215	$149,459	$155,456	$165,295
Net income	1,751	28,528	25,114	16,747	18,377
Net income per common share, basic and diluted	0.01	0.15	0.13	0.09	0.10
Other Data
Cash flows provided by operations	16,179	56,423	52,845	54,392	42,189
Cash flows provided by investing activities	85,476	73,334	65,923	2,940	157,128
Cash flows used in financing activities	(130,460)	(140,713)	(80,134)	(82,116)	(306,598)
Distributions declared	120,648	45,754	51,672	53,140	55,737
Distributions declared per common share (1)	0.649	0.245	0.274	0.281	0.293
Weighted -average number of common shares outstanding, basic and diluted	185,912,776	187,133,703	188,235,450	189,111,086	190,227,577
Reconciliation of funds from operations (2)
Net income	$1,751	$28,528	$25,114	$16,747	$18,377
Depreciation of real estate assets	31,486	36,024	36,271	36,770	33,235
Amortization of lease-related costs	9,403	14,178	17,776	21,998	23,036
Impairment charge on real estate	14,300	—	—	—	23,082
Gain on sales of real estate, net	(30,752)	(24,884)	(17,486)	(9,093)	(27,421)
FFO	$26,188	$53,846	$61,675	$66,422	$70,309
_____________________
(1) For more information related to distributions declared per common share for the years ended December 31, 2019 and 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.”
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
Overview
We were formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and we intend to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by our advisor, KBS Capital Advisors LLC, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
We invested in a diverse portfolio of real estate and real estate-related investments. As of December 31, 2019, we owned six office properties (of which two were held for sale) and an office campus consisting of five office buildings.
On September 27, 2007, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public, of which 200,000,000 shares were registered in our primary offering and 80,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on December 31, 2010. We sold 182,681,633 shares of common stock in our primary offering for gross offering proceeds of $1.8 billion. We terminated the offering under our dividend reinvestment plan effective May 29, 2014. We sold 30,903,504 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2019, we had redeemed 28,303,101 shares sold in our offering for $257.1 million.
Plan of Liquidation
On January 27, 2016, our board of directors formed a special committee (the “Special Committee”) composed of all of our independent directors to explore the availability of strategic alternatives involving us. As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore Group L.L.C. (“Evercore”) to act as our financial advisor and to assist the Special Committee with this process. Under the terms of the engagement, Evercore provided various financial advisory services, as requested by the Special Committee, as customary for an engagement in connection with exploring strategic alternatives.
On November 13, 2019, in connection with a review of potential strategic alternatives available to us, the Special Committee and our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of our plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. On March 5, 2020, our stockholders approved the Plan of Liquidation. For more information, see the Plan of Liquidation, which is included as an exhibit to this Annual Report on Form 10-K.
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our remaining assets for sale.
We expect to distribute all of the net proceeds from liquidation to our stockholders within 24 months from March 5, 2020. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events – Initial Liquidating Distribution Authorized.” We expect to pay multiple liquidating distribution payments to our stockholders during the liquidation process. However, if we cannot sell our assets and pay our debts within 24 months from March 5, 2020, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of liquidating distributions to be received by our stockholders.

Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness.  Further, increases in interest rates would increase the amount of our debt payments under our variable rate debt obligations. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Volatile market conditions may interfere with our ability to successfully implement the Plan of Liquidation and reduce the amount and timing of liquidating distributions our stockholders receive. Management continuously reviews our portfolio and debt financing strategies to optimize our portfolio and the cost of our debt.

Liquidity and Capital Resources
As described above under “— Plan of Liquidation,” on March 5, 2020, our stockholders approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. We expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities and distribute the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. Our principal demands for funds during our liquidation are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with the Plan of Liquidation; payments under debt obligations; Special Redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders pursuant to the Plan of Liquidation. During our liquidation, we intend to use our cash on hand and proceeds from the sale of real estate properties as our primary sources of liquidity. To the extent available, we also intend to use cash flow generated by our real estate investments and proceeds from debt financing; however, asset sales will further reduce cash flows from these sources during the implementation of the Plan of Liquidation.
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We do not expect to make ordinary redemptions in the future. On November 13, 2019, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2020 for Special Redemptions (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2019, our real estate properties (excluding two properties held for sale as of December 31, 2019) were 76% occupied.
For the year ended December 31, 2019, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand and proceeds from asset sales. Operating cash needs during the same period were met with cash flow generated by our real estate. We paid distributions to our stockholders during the year ended December 31, 2019 using current period cash flow from operations, cash flow from operations in excess of distributions paid from prior periods, proceeds from debt financing and the net proceeds from the sales of two of our properties. We believe that our cash on hand, proceeds from the sales of real estate properties and, to the extent available, our cash flow from operations and proceeds available under our portfolio loan facility and mortgage loan will be sufficient to meet our liquidity needs during our liquidation. Asset sales will further reduce cash flows from operations and proceeds available from debt financing during the implementation of the Plan of Liquidation.

On November 13, 2019, our board of directors approved an estimated value per share of our common stock of $3.79 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2019, except for certain items discussed herein for which estimated values were adjusted subsequent to September 30, 2019. For a full description of the assumptions, methodologies and limitations used to value our assets and liabilities in connection with the calculation of our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The November 13, 2019 estimated value per share does not represent a liquidation value of our assets and liabilities. If we are able to successfully implement the Plan of Liquidation, we estimate that our net proceeds from liquidation and, therefore, the amount of cash our stockholders would receive for each share of our common stock they then hold, could range between approximately $3.40 and $3.83 per share. The difference between the estimated value per share and the range of estimated net proceeds from liquidation reflects the fact that the estimated value per share does not take into consideration: (i) expected closing costs and fees related to future dispositions of real estate investments and (ii) estimated corporate costs and other expenses of the liquidation and dissolution not covered from our cash flow from operations.
We expect to pay multiple liquidating distribution payments to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months from March 5, 2020, the day our stockholders approved the Plan of Liquidation. However, our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. We do not expect to pay regular monthly distributions during the liquidation process. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future Special Redemptions under our share redemption program and other future capital needs.
Cash Flows from Operating Activities
As of December 31, 2019, we owned six office properties (of which two were held for sale) and an office campus consisting of five office buildings. During the year ended December 31, 2019, net cash provided by operating activities was $16.2 million, compared to $56.4 million during the year ended December 31, 2018. The decrease in net cash provided by operating activities was primarily due to lease termination fees received in 2018, the disposition of assets and the lease expiration of a tenant that occupied 100% of Corporate Technology Centre. Cash flows from operating activities will continue to decrease in the future as a result of asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $85.5 million for the year ended December 31, 2019 and consisted of the following:
•$130.3 million of net proceeds from the sale of two office properties, and
•$44.8 million used for improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2019, net cash used in financing activities was $130.5 million and consisted of the following:
•$134.4 million of proceeds from notes payable;
•$134.0 million of principal payments on notes payable;
•$124.5 million of cash used for distributions;
•$5.4 million of cash used for redemptions of common stock; and
•$0.9 million of payments of deferred financing costs.

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
As of December 31, 2019, we had $31.7 million of cash and cash equivalents and up to $112.0 million available for future disbursements under our portfolio loan facility and one of our mortgage loans, subject to certain conditions and restrictions set forth in the loan agreements, to meet our operational and capital needs. However, asset sales will further reduce funds available under our portfolio loan facility and one of our mortgage loans as properties are released as collateral from these loans.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2019, our borrowings and other liabilities were approximately 38% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2020	2021	2022	2023
Outstanding debt obligations (1)	$417,207	$321,857	$—	$—	$95,350
Interest payments on outstanding debt obligations (2)	$14,382	$5,837	$3,202	$3,202	$2,141
_____________________
(1) Amounts include principal payments only based on maturity dates as of December 31, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2019 (consisting of the contractual interest rate). We incurred interest expense of $15.7 million, excluding amortization of deferred financing costs of $1.5 million during the year ended December 31, 2019.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 13, 2019 and is incorporated herein by reference.

As of December 31, 2018, we owned eight office properties and an office campus consisting of five office buildings. Subsequent to December 31, 2018, we sold two properties. As a result, as of December 31, 2019, we owned six office properties (of which two were held for sale) and an office campus consisting of five office buildings. The results of operations presented for the years ended December 31, 2019 and 2018 are not directly comparable due to disposition activities. Pursuant to the Plan of Liquidation, we will undertake an orderly liquidation by selling all of our assets, paying our debts, providing for known and unknown liabilities and distributing the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. In general, we expect income and expenses to decrease in future periods due to disposition activity.
Comparison of the year ended December 31, 2019 versus the year ended December 31, 2018
The following table provides summary information about our results of operations for the years ended December 31, 2019 and 2018 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2019	2018
Rental income	$105,287	$132,452	$(27,165)	(21)%	$(14,432)	$(12,733)
Interest income from real estate loan receivable	—	434	(434)	(100)%	(434)	—
Other operating income	6,825	9,329	(2,504)	(27)%	(1,215)	(1,289)
Operating, maintenance, and management costs	34,495	35,246	(751)	(2)%	(3,874)	3,123
Real estate taxes and insurance	18,128	19,268	(1,140)	(6)%	(2,229)	1,089
Asset management fees to affiliate	10,196	10,894	(698)	(6)%	(965)	267
General and administrative expenses	6,029	6,024	5	—%	n/a	n/a
Depreciation and amortization	40,889	50,202	(9,313)	(19)%	(5,636)	(3,677)
Interest expense	17,214	17,884	(670)	(4)%	(1,621)	951
Impairment charges on real estate	14,300	—	14,300	100%	—	14,300
Other interest income	608	1,159	(551)	(48)%	n/a	n/a
Loss from extinguishment of debt	(470)	(212)	(258)	122%	(258)	—
Gain on sale of real estate, net	30,752	24,884	5,868	24%	5,868	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2019 compared to the year ended December 31, 2018 related to real estate investments disposed of and real estate-related investments repaid on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2019 compared to the year ended December 31, 2018 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $132.5 million for the year ended December 31, 2018 to $105.3 million for the year ended December 31, 2019, primarily due to dispositions of real estate properties subsequent to January 1, 2018 and the expiration of a tenant lease for a tenant that occupied 100% of a real estate property on October 31, 2018, partially offset by an increase in rental income due to higher property tax recoveries at a real estate property held throughout both periods, which was due to a change in the arrangement whereby the tenant reimbursed us for property tax expenses during the year ended December 31, 2019 instead of the tenant paying the property tax bill directly during the year ended 2018. Overall, we expect rental income to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties. For the years ended December 31, 2019 and 2018, rental income from our real estate properties sold were $7.9 million and $22.3 million, respectively.
Interest income from our real estate loan receivable, recognized using the interest method, was $0.4 million for the year ended December 31, 2018. The borrower under our real estate loan receivable paid off the entire principal balance due to us on June 1, 2018.
Other operating income decreased from $9.3 million for the year ended December 31, 2018 to $6.8 million for the year ended December 31, 2019, primarily due to dispositions of real estate properties subsequent to January 1, 2018 and a decrease in parking revenues from a property held throughout both periods as a result of waiving a tenant’s parking charges in 2019 due to a new lease agreement. For the years ended December 31, 2019 and 2018, other operating income from our real estate properties sold were $0.8 million and $2.0 million, respectively.

Operating, maintenance and management costs decreased from $35.2 million for the year ended December 31, 2018 to $34.5 million for the year ended December 31, 2019, primarily due to dispositions of real estate properties subsequent to January 1, 2018, offset by an increase in operating, maintenance and management costs at a real estate property held throughout both periods, which was due to a change in the arrangement whereby the tenant reimbursed us for these costs during the year ended December 31, 2019 instead of the tenant paying these costs directly during the year ended December 31, 2018. Also included in operating, maintenance and management costs for the year ended December 31, 2019 was $0.5 million of legal fees related to leasing. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we record legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842. Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost. We expect operating, maintenance and management costs to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, offset by general increases due to inflation. For the years ended December 31, 2019 and 2018, operating, maintenance and management costs from our real estate properties sold were $2.6 million and $6.5 million, respectively.
Real estate taxes and insurance decreased from $19.3 million for the year ended December 31, 2018 to $18.1 million for the year ended December 31, 2019, primarily due to dispositions of real estate properties subsequent to January 1, 2018, offset by an increase in property tax expenses of $0.7 million due to a higher property tax assessed value for one real estate property held throughout both periods, and a $0.2 million increase due to a change in the arrangement whereby the tenant at a property held throughout both periods reimbursed us for property tax expenses during the year ended December 31, 2019 instead of the tenant paying the property tax bill directly during the year ended December 31, 2018. We expect real estate taxes and insurance to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, partially offset by increases due to higher property tax assessed values. For the years ended December 31, 2019 and 2018, real estate taxes and insurance from our real estate properties sold were $1.4 million and $3.6 million, respectively.
Asset management fees with respect to our real estate investments decreased from $10.9 million for the year ended December 31, 2018 to $10.2 million for the year ended December 31, 2019, primarily due to dispositions of real estate properties and the payoff of our real estate loan receivable subsequent to January 1, 2018, offset by a net increase in asset management fees for properties held throughout both periods due to an increase in capital improvements. All asset management fees incurred as of December 31, 2019 have been paid. We expect asset management fees to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties, partially offset by increases in capital improvements. For the years ended December 31, 2019 and 2018, asset management fees from our real estate properties sold and payoff of our last real estate loan receivable were $0.5 million and $1.4 million, respectively.
Depreciation and amortization decreased from $50.2 million for the year ended December 31, 2018 to $40.9 million for the year ended December 31, 2019 due to dispositions of real estate properties subsequent to January 1, 2018 and the classification of the Campus Drive Buildings to held for sale. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. We expect depreciation and amortization to decrease in future periods due to disposition activity and anticipated future dispositions of real estate properties and an overall decrease in amortization of tenant origination costs related to lease expirations. For the years ended December 31, 2019 and 2018, depreciation and amortization from our real estate properties sold were $1.6 million and $7.2 million, respectively.
Interest expense decreased from $17.9 million for the year ended December 31, 2018 to $17.2 million for the year ended December 31, 2019. Included in interest expense for the year ended December 31, 2019 was $1.5 million of amortization of deferred financing costs. Included in interest expense for the year ended December 31, 2018 was $1.3 million of amortization of deferred financing costs and $0.3 million of debt refinancing costs. The decrease in interest expense is primarily due to an overall decrease in our outstanding loan balance as a result of repayments in connection with dispositions of real estate properties subsequent to January 1, 2018 and a decrease in one-month LIBOR and its impact on interest expense related to our variable debt. In general, we expect interest expense to decrease in future periods due to debt repayments related to disposition activity and anticipated future asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, loan draws and any debt repayments we make. For the years ended December 31, 2019 and 2018, interest expense from the loans secured by our real estate properties sold was $0.8 million and $2.4 million, respectively.
During the year ended December 31, 2019, we recorded non-cash impairment charges of $14.3 million to write down the carrying value of our investment in the Campus Drive Buildings to their contractual sales price less estimated costs to sell. The impairment was primarily due to estimated closing costs and disposition fees, which are reflected upon classification of the Campus Drive Buildings to held for sale. Subsequent to December 31, 2019, we sold the Campus Drive Buildings. See “-Subsequent Events - Disposition of the Campus Drive Buildings” We did not record any impairment charges on our real estate properties during year ended December 31, 2018.

Other interest income decreased from $1.2 million for the year ended December 31, 2018 to $0.6 million for the year ended December 31, 2019 due to the decrease in the average cash balance in our investment accounts and decrease in interest rates earned on our cash equivalents.  We expect other interest income to vary in future periods to the extent we have cash on hand and based on fluctuations in interest rates.
We recognized a gain on sale of real estate of $30.8 million related to dispositions of two real estate properties during the year ended December 31, 2019. During the year ended December 31, 2018, we recognized a gain on sale of real estate of $24.9 million related to dispositions of three office buildings that were part of an eight-building office campus.

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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also has used modified funds from operations (“MFFO”) as an indicator of our ongoing performance. MFFO excludes from FFO: adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO nor MFFO reflects adjustments for the operations of properties and real estate-related investments sold, held for sale or repaid during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of MFFO related to properties sold and real estate-related investments repaid as of December 31, 2019.

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, unrealized gains and losses on derivative instruments and loss from extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:
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
•Unrealized gains and losses on derivative instruments.  These adjustments include unrealized gains (losses) from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in fair value of interest rate swaps not designated as a hedge and the change in fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements; and
•Loss from extinguishment of debt. A loss from extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2019, 2018 and 2017 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2019	2018	2017
Net income	$1,751	$28,528	$25,114
Depreciation of real estate assets	31,486	36,024	36,271
Amortization of lease-related costs	9,403	14,178	17,776
Impairment charges on real estate	14,300	—	—
Gain on sale of real estate, net	(30,752)	(24,884)	(17,486)
FFO	26,188	53,846	61,675
Straight-line rent and amortization of above- and below-market leases	931	4,863	(102)
Amortization of discounts and closing costs	—	3	4
Unrealized gains on derivative instruments	—	—	(101)
Loss from extinguishment of debt	470	212	—
MFFO	$27,589	$58,924	$61,476

Our calculation of MFFO above includes amounts related to the operations of four real estate properties that were sold, three office buildings that were part of an eight-building office campus that were sold and one real estate loan receivable that was paid off between January 1, 2017 and December 31, 2019; as well as two office properties that were held for sale as of December 31, 2019. Please refer to the table below with respect to the proportion of MFFO related to real estate properties sold or held for sale and the real estate-related investment paid off as of December 31, 2019 (in thousands).

	For the Years Ended December 31,
	2019	2018	2017
MFFO by component:
Assets held for investment	$13,795	$39,242	$44,940
Real estate properties held for sale	10,694	9,634	9,705
Real estate properties sold	3,100	9,664	5,873
Real estate loans receivable paid off	—	384	958
MFFO	$27,589	$58,924	$61,476

FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions
Distributions declared, distributions paid and cash flow from operations were as follows during 2019 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1)	Distributions Paid (2)	Cash Flow From Operations
First Quarter 2019	$11,532	$0.062	$11,564	$6,455
Second Quarter 2019	95,187	0.512	95,194	6,024
Third Quarter 2019	10,450	0.056	10,804	(1,532)
Fourth Quarter 2019	3,479	0.019	6,960	5,232
	$120,648	$0.649	$124,522	$16,179
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
•For each month commencing July 2019 through October 2019, our board of directors declared distributions per common share in the amount of $0.01875000 per share of common stock to stockholders of record based on a monthly record date. These distributions totaled approximately$13.9 million.
(2) Other than the Special Distribution, distributions were paid on a monthly basis, on or about the first business day of the following month.
For the year ended December 31, 2019, we paid aggregate distributions of $124.5 million, all of which were paid in cash. FFO and cash flow from operations for the year ended December 31, 2019 were $26.2 million and $16.2 million, respectively.  We funded our total distributions paid with $17.7 million of current period cash flow from operations, $11.7 million of cash flow from operations in excess of distributions paid from prior periods, $83.7 million of net proceeds from the sale of real estate and $11.4 million of proceeds from debt financing. For purposes of determining the source of our distributions paid and other than for special distributions, we assumed first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We expect to pay multiple liquidating distribution payments to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months from March 5, 2020, the day our stockholders approved the Plan of Liquidation. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events – Initial Liquidating Distribution Authorized.” Our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. We do not expect to pay regular monthly distributions during the liquidation process. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future Special Redemptions under our share redemption program and other future capital needs. See Part I, Item 1A, “Risks Factors – Risks Related to the Plan of Liquidation.”

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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

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
Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows or the expected hold period until the eventual disposition could result in incorrect conclusions on recoverability and incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.
Real Estate Held for Sale
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results of properties and related gains on sales of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2019, 2018 and 2017 are included in continuing operations on the consolidated statements of operations.
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
Disposition of the Campus Drive Buildings
On September 9, 2008, we, through an indirect wholly owned subsidiary, KBSII 100-200 Campus Drive, LLC, purchased two four-story office buildings located at 100 & 200 Campus Drive in Florham Park, New Jersey containing 590,458 rentable square feet on an approximate 71.1-acre parcel of land (the “100 & 200 Campus Drive Buildings”).
On October 10, 2008, we, through an indirect wholly owned subsidiary, KBSII 300-600 Campus Drive, LLC, purchased four four-story office buildings containing 578,388 rentable square feet (the “300-600 Campus Drive Buildings”). The 300-600 Campus Drive Buildings are located at 300, 400, 500 and 600 Campus Drive in Florham Park, New Jersey on an approximate 64.80-acre parcel of land.
On October 22, 2019, we, through indirect wholly owned subsidiaries, entered into a membership interest purchase and sale agreement and escrow instructions for the sale of all of the membership interests of KBSII 300-600 Campus Drive, LLC (the owner of the 300-600 Campus Drive Buildings) and KBSII 100-200 Campus Drive, LLC (the owner of the 100 & 200 Campus Drive Buildings)(together, the “Property Owners”) to a buyer (the “Purchaser”), an affiliate of Opal Holdings.
On January 22, 2020, we completed the sale of the membership interests in the Property Owners to the Purchaser for $311.0 million, before third-party closing costs of approximately $4.3 million and excluding disposition fees payable to our advisor. In connection with the disposition of the Campus Drive Buildings, we repaid $136.1 million of the outstanding principal balance due under the Portfolio Loan Facility and the Campus Drive Buildings were released as collateral from the Portfolio Loan Facility. Additionally, on January 23, 2020, we used a portion of the proceeds generated by the sale of the Property Owners to repay the entire outstanding principal balance of $40.6 million due under the Corporate Centre Technology Mortgage Loan.
Plan of Liquidation
On March 5, 2020, our stockholders approved the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. For more information, see the Plan of Liquidation, which is included as an exhibit to this Annual Report on Form 10-K.
Initial Liquidating Distribution Authorized
Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to our stockholders of record as of the close of business on March 5, 2020 (the “Initial Liquidating Distribution”). The Initial Liquidating Distribution will be funded from proceeds from the sale of the Campus Drive Buildings. We expect to pay the Initial Liquidating Distribution on or about March 10, 2020.
Since the Initial Liquidating Distribution is a liquidating distribution pursuant to the Plan of Liquidation, it will reduce our stockholders’ remaining investment in us and reduce the estimated future liquidating distributions per share to be received by our stockholders by $0.75 per share.
Updated Estimated Value Per Share
As disclosed in the proxy statement and as of December 9, 2019, the date we filed the proxy statement with the SEC, we estimated that, if we are able to successfully implement the Plan of Liquidation, the amount of cash that our stockholders would receive for each share of our common stock that they then hold could range between approximately $3.40 and $3.83 per share.

In connection with the authorization of the Initial Liquidating Distribution, on March 5, 2020, our board of directors approved an updated estimated value per share of our common stock of $2.87 (unaudited), effective March 5, 2020 (the “March 2020 Estimated Value Per Share”) to reflect the impact of the payment of the Initial Liquidating Distribution. We are providing the March 2020 Estimated Value Per Share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
The March 2020 Estimated Value Per Share is equal to the midpoint of the estimated range of liquidating distributions of $3.40 and $3.83 per share of $3.615, reduced by the Initial Liquidating Distribution of $0.75 per share of common stock. Thus, the March 2020 Estimated Value Per Share reflects the resulting reduction of the stockholders’ remaining investment in the company as a result of the Initial Liquidating Distribution. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines, reduced for the impact of expected disposition costs and fees related to future dispositions of real estate and estimated corporate and other liquidation and dissolution costs not covered by our cash flow from operations.
Determination of the November 13, 2019 Estimated Value Per Share and Estimated Range in Liquidating Distributions
As disclosed in our proxy statement, our range of estimated net proceeds from liquidation of approximately $3.40 and $3.83 is based on the range in estimated value per share of our common stock of $3.55 to $3.99 approved by our board of directors on November 13, 2019, and reduced for (i) expected disposition costs and fees related to future dispositions of real estate, and (ii) estimated corporate and other liquidation and dissolution costs not covered from our cash flow from operations. Our board of directors approved the November 13, 2019 estimated value per share, in part, to assist us in calculating the range of estimated net proceeds from liquidation. The November 13, 2019 estimated value per share of $3.79 (unaudited) is based on the estimated value of our assets less the estimated value of the our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, except for certain items discussed this Annual Report under Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” for which estimated values were adjusted subsequent to September 30, 2019.
The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described in this Annual Report under Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
Limitations of the March 2020 Estimated Value Per Share
As mentioned above, we are providing the March 2020 Estimated Value Per Share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. The March 2020 Estimated Value Per Share will first appear on the March 2020 customer account statements that will be mailed in April 2020. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The March 2020 Estimated Value Per Share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to the March 2020 Estimated Value Per Share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the March 2020 Estimated Value Per Share;
•that an independent third-party appraiser or third-party valuation firm would agree with the March 2020 Estimated Value Per Share; or
•that the methodology used to determine the March 2020 Estimated Value Per Share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
The March 2020 Estimated Value Per Share is based on the estimated range of liquidating distributions per share to be received by our stockholders pursuant to the Plan of Liquidation, reduced by the amount of the Initial Liquidating Distribution, as described above. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds we receive from the disposition of our remaining assets and due to other factors. The March 2020 Estimated Value Per Share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values.

Amendment and Restatement of Share Redemption Program
In connection with the approval of the Plan of Liquidation, on March 5, 2020, our board of directors approved the Tenth Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”).
The Amended Share Redemption Program changes the redemption price per share of our common stock eligible for redemption to take into account the estimated range of liquidating distributions as disclosed in the Proxy Statement and any liquidating distributions declared by our board of directors. The Amended Share Redemption Program sets the redemption price per share of our common stock eligible for redemption at (a) $3.615 (which represents the mid-point of the estimated range of liquidating distributions of $3.40 to $3.83 per share) less (b) the amount of any liquidating distributions on such share declared by our board of directors that have a record date prior to the applicable redemption date for such share. Thus, the redemption price per share of our common stock eligible for redemption on the March 31, 2020 redemption date will equal $2.87. We will report future redemption prices in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC.
There were no other changes in the Amended Share Redemption Program. The Amended Share Redemption Program will become effective on March 20, 2020. The Amended Share Redemption Program is filed as an exhibit to this Annual Report. The Amended Share Redemption Program continues to limit redemptions to redemptions sought in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the Amended Share Redemption Program).

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
The table below summarizes the outstanding principal balance, the interest rate and fair value of our notes payable based on the maturity dates, all as of December 31, 2019 (dollars in thousands):

	Maturity Date					Total Book Value	Fair Value
	2020	2021	2022		2023
Liabilities
Notes payable, principal outstanding
Fixed Rate	$40,564	$—	$—		$—	$40,564	$40,561
Interest rate	3.5%	—	—	—%	—	3.5%
Variable Rate	$281,293	$—	$—		$95,350	$376,643	$377,313
Effective interest rate (1)	3.1%	—	—		3.4%	3.2%
_____________________
(1) The effective interest rate represents the actual interest rate in effect as of December 31, 2019, using interest rate indices as of December 31, 2019, where applicable.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future payments on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2019, the fair value of our fixed rate debt was $40.6 million and the outstanding principal balance of our fixed rate debt was $40.6 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2019. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $376.6 million of variable rate debt outstanding. Based on interest rates as of December 31, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2020, interest expense on our variable rate debt would increase or decrease by $3.8 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age *
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	68
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	42
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	55
Jeffrey A. Dritley	Independent Director	63
Stuart A. Gabriel, Ph.D.	Independent Director	66
Ron D. Sturzenegger	Independent Director	60
_____________________
* As of March 1, 2020.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since August 2007, August 2007 and July 2007, respectively. In August 2019, he was also elected as our President. He is also the Chief Executive Officer of our advisor and Chairman of the Board, Chief Executive Officer and a director of KBS Growth & Income REIT, positions he has held for these entities since October 2004 and January 2015, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively. In August 2019, Mr. Schreiber was also elected as President of KBS Growth & Income REIT and KBS REIT III. Mr. Schreiber was Chairman of the Board, Chief Executive Officer and a director of KBS REIT I from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. In addition, Mr. Schreiber controls the voting rights with respect to the 33 1/3% interest of KBS Holdings LLC held indirectly by the estate of Peter M. Bren (together with other family members). KBS Holdings is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. Messrs. Bren and Schreiber were the founding partners of the KBS-affiliated investment advisors. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2019, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $27.8 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, Pacific Oak Strategic Opportunity REIT (advisory agreement terminated October 31, 2019), KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated October 31, 2019) and KBS Growth & Income REIT. Through October 31, 2019, our advisor also served as the U.S. asset manager for Keppel Pacific Oak US REIT, and KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT, both Singapore real estate investment trusts.
Mr. Schreiber oversees all aspects of our advisor’s and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of our advisor’s and KBS Realty Advisors’ business activities and is responsible for investor relationships.
In addition, since July 2018, Mr. Schreiber has served as Chairman of the Board and a director for KBS US Prime Property Management Pte. Ltd., which is the external manager of Prime US REIT, a Singapore real estate investment trust that is listed on the Singapore Stock Exchange. Mr. Schreiber holds an indirect ownership interest in KBS US Prime Property Management Pte. Ltd. and KBS Asia Partners Pte. Ltd., which is the sponsor of Prime US REIT.

Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to forming the first KBS-affiliated investment advisor in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
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
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer and President for reasons including his extensive industry and leadership experience. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors, as Chief Executive Officer, President, Chairman of the Board and a director of KBS REIT III and KBS Growth & Income REIT, as a director and trustee of The Irvine Company, as Chairman of the Board and a director of KBS US Prime Property Management Pte. Ltd. and as former Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.
Jeffrey K. Waldvogel is our Chief Financial Officer, a position he has held since June 2015. In August 2018, he was also elected our Treasurer and Secretary. He is also the Chief Financial Officer of our advisor, a position he has held since June 2015. Since June 2015, he has served as Chief Financial Officer of KBS REIT III, and in July 2018, he was elected Treasurer and Secretary of KBS REIT III. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income REIT, positions he has held since June 2015, April 2017 and April 2017, respectively. From June 2015 until November 2019, he also served as the Chief Financial Officer, Treasurer and Secretary of Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II. He was Chief Financial Officer of KBS REIT I and KBS Legacy Partners Apartment REIT from June 2015 until their respective liquidations in December 2018.
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

Stacie K. Yamane is our Chief Accounting Officer, a position she has held since October 2008. In August 2018, she was also elected our Assistant Secretary. From July 2007 to December 2008, Ms. Yamane served as our Chief Financial Officer and from July 2007 to October 2008, she served as our Controller. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT III and KBS Growth & Income REIT, positions she has held for these entities since October 2008, January 2010 and January 2015, respectively. From August 2009 until November 2019 and from February 2013 until November 2019 she served as Chief Accounting Officer of Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II, respectively. From August 2009 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS Legacy Partners Apartment REIT; from October 2008 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS REIT I. From October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008, she served as Controller of KBS REIT I.
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
Jeffrey A. Dritley is one of our independent directors and is chair of the conflicts committee, positions he has held since October 2017 and July 2019, respectively. He is also an independent director and chair of the conflicts committee of KBS REIT III, positions he has held since October 2017 and July 2019, respectively. Mr. Dritley is Founder and Managing Partner of Kearny Real Estate Company. Kearny, headquartered in Los Angeles, is a partnership of experienced real estate professionals active in the acquisition, entitlement, repositioning, development, leasing, management and disposition of large, complex commercial projects in Southern California. Since 1993, Kearny has been involved in approximately $4.4 billion of projects including the acquisition and work-out of approximately $2.3 billion of distressed real estate debt.
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
Stuart A. Gabriel, Ph.D. is one of our independent directors and is chair of the audit committee, positions he has held since March 2008 and August 2018, respectively. Professor Gabriel is also an independent director and is chair of the audit committee of KBS REIT III, positions he has held since September 2010 and August 2018, respectively. Professor Gabriel was an independent director of KBS REIT I from June 2005 until its liquidation in December 2018. Since June 2007, Professor Gabriel has served as Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management. Prior to joining UCLA he was Director and Lusk Chair in Real Estate at the USC Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1990 to 2007. He received a number of awards at UCLA and USC for outstanding graduate teaching. In 2004, he was elected President of the American Real Estate and Urban Economics Association. Professor Gabriel serves on the editorial boards of seven academic journals. He is also a Fellow of the Homer Hoyt Institute for Advanced Real Estate Studies. Since March 2016, Professor Gabriel has served on the board of directors of KB Home and is a member of its audit committee. Professor Gabriel has published extensively on the topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of real estate and real estate capital markets performance as well as structured finance products, including credit default swaps, commercial mortgage-backed securities and collateralized debt obligations. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. From 1986 through 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.
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
Ron D. Sturzenegger is one of our independent directors, a position he has held since September 2019. On August 28, 2019, Mr. Sturzenegger was also appointed as an independent director of KBS REIT III.
Mr. Sturzenegger has over 30 years of experience in the real estate industry through his career at major financial institutions. From July 2014 to January 2018, Mr. Sturzenegger was Enterprise Business & Community Engagement Executive at Bank of America, responsible for leading Bank of America’s strategy to integrate the delivery of its products and services to customers and clients in 90 key U.S. markets. In his role overseeing Enterprise Business & Community Engagement, he was responsible for driving global integration opportunities across the enterprise. In addition, Mr. Sturzenegger led Bank of America’s strategy through which leaders representing all the company’s various businesses in a given market or community worked together to integrate the delivery of products and services for customers and clients, including the oversight of the Market Presidents Organization.
From August 2011 to April 2015, Mr. Sturzenegger was on the Management Committee of Bank of America and Legacy Asset Servicing (LAS) Executive at Bank of America, whose responsibilities included resolving legacy mortgage issues following Bank of America’s acquisition of Countrywide Financial and Merrill Lynch during the financial crisis and the downturn in the U.S. housing markets, the management of the servicing of current, delinquent and at-risk loans, and the development and implementation of operational capabilities and processes to address regulators’ concerns regarding robo-signing.

From January 2009 to August 2011, Mr. Sturzenegger served as Managing Director and Global Head of Real Estate, Gaming and Lodging Investment Banking at Bank of America Merrill Lynch, and from January 2002 to December 2008, Mr. Sturzenegger served as Managing Director and Global Head of Real Estate, Gaming and Lodging Investment Banking for Bank of America Securities. From July 1998 to December 2001, he served as Head of Real Estate Mergers and Acquisitions at Bank of America Securities. From July 1986 to June 1998, Mr. Sturzenegger served in various roles at Morgan Stanley in Real Estate Investment Banking. From 1982 to 1984, Mr. Sturzenegger was a Financial Analyst with Bain & Company.
Since January 2020, Mr. Sturzenegger has served on the board of trustees of Conversus StepStone Private Markets. He is a member of its audit committee and nominating and governance committee and serves as the chair of its independent trustees committee. Mr. Sturzenegger serves on the Executive Committee for the policy advisory board for the Fisher Center for Real Estate & Urban Economics. He a member of the advisory board of the Stanford Professionals in Real Estate. Mr. Sturzenegger and his wife previously served as Chairs of the Parents’ Advisory Board for Stanford University. Mr. Sturzenegger holds a Bachelor of Science Degree in Industrial Engineering from Stanford University and an MBA from Harvard Business School.
The board of directors has concluded that Mr. Sturzenegger is qualified to serve as an independent director for reasons including his extensive real estate industry, investment banking and leadership experience. Mr. Sturzenegger’s 30 years of experience in the real estate industry through his career at major financial institutions given him the depth and breadth of experience from which to draw in advising our company. Through his executive and management roles at Bank of America, Mr. Sturzenegger brings to the board demonstrated management and leadership ability.
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
The members of the audit committee are Jeffrey A. Dritley, Stuart A. Gabriel, Ph.D.(chair) and Ron D. Sturzenegger (appointed September 2019). The board of directors has determined that all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All of the members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that all of the members of the audit committee satisfy the SEC’s requirements for an “audit committee financial expert.” Barbara R. Cambon served as a member of the audit committee from March 2008 until her resignation from the audit committee in July 2018.
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
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by the conflicts committee, based upon recommendations from our advisor. One of our executive officers, Mr. Schreiber, manages and controls our advisor, and through our advisor, he is involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2019.

Name	Fees Earned or Paid in Cash in 2019	All Other Compensation	Total
Barbara R. Cambon (1)	$77,500	$—	$77,500
Jeffrey A. Dritley	163,193	—	163,193
Stuart A. Gabriel, Ph.D.	168,000	—	168,000
Ron D. Sturzenegger (2)	55,667	—	55,667
Peter McMillan III (3) (4)	—	—	—
Charles J. Schreiber, Jr. (3)	—	—	—
_____________________
(1) Ms. Cambon, who previously served as one of our independent directors, resigned from the board of directors effective as of June 26, 2019.
(2) On September 3, 2019, Mr. Sturzenegger was appointed as one of our independent directors.
(3) Directors who are also our executive officers do not receive compensation for services rendered as a director.
(4) Mr. McMillan’s term as a director ended on February 26, 2019.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $135,000 as well as paying compensation to our independent directors for attending board of directors, audit committee, conflicts committee and Special Committee meetings as follows:
•each member of the audit committee and conflicts committee will be paid $10,000 annually for service on such committees (except that the chair of each of the audit committee and conflicts committee will be paid $20,000 annually for service as the chair of such committees);
•after the tenth board of directors meeting of each calendar year, each independent director will be paid (i) $2,500 for each in-person board of directors meeting attended for the remainder of the calendar year and (ii) $2,000 for each teleconference board of directors meeting attended for the remainder of the calendar year;
•after the tenth audit committee meeting of each calendar year, each member of the audit committee will be paid (i) $2,500 for each in-person audit committee meeting attended for the remainder of the calendar year and (ii) $2,000 for each teleconference audit committee meeting attended for the remainder of the calendar year (except that the audit committee chair will be paid $3,000 for each in-person and teleconference audit committee meeting attended after the tenth audit committee meeting of each calendar year, for the remainder of each calendar year);
•after the tenth conflicts committee meeting of each calendar year, each member of the conflicts committee will be paid (i) $2,500 for each in-person conflicts committee meeting attended for the remainder of the calendar year and (ii) $2,000 for each teleconference conflicts committee meeting attended for the remainder of the calendar year (except that the conflicts committee chair will be paid $3,000 for each in-person and teleconference conflicts committee meeting attended after the tenth conflicts committee meeting of each calendar year, for the remainder of each calendar year); and
•each member of the Special Committee will be paid (i) $2,000 for each in-person Special Committee meeting attended and (ii) $2,000 for each teleconference Special Committee meeting attended (except that the Special Committee chair will be paid $3,000 for each in-person and teleconference Special Committee meeting attended).
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 2, 2020, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of all Outstanding Shares
Jeffrey A. Dritley, Independent Director	—	—
Stuart A. Gabriel, Ph.D., Independent Director	2,680	*
Charles J. Schreiber, Jr., Chairman of the Board, Chief Executive Officer, President and Director	20,000 (3)	*
Ron D. Sturzenegger, Independent Director	—	—
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer and Assistant Secretary	—	—
All executive officers and directors as a group	22,680 (3)	*
_____________________
* Less than 1% of the outstanding common stock.
(1) The address of each named beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) None of the shares is pledged as security.
(3) Includes 20,000 shares owned by KBS Capital Advisors, which is indirectly controlled by Charles J. Schreiber, Jr.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
A majority of our board of directors, Messrs. Dritley, Gabriel and Sturzenegger, meet the independence criteria as specified in our charter. Our charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our sponsor, KBS Holdings, or our advisor, KBS Capital Advisors. A director is deemed to be associated with our sponsor or our advisor if he or she (i) owns an interest in our sponsor, our advisor or any of their affiliates; (ii) is employed by our sponsor, our advisor or any of their affiliates; (iii) is an officer or director of our sponsor, our advisor or any of their affiliates, (iv) performs services, other than as a director, for us; (v) is a director for more than three REITs organized by our sponsor or advised by our advisor; or (vi) has any material business or professional relationship with our sponsor, our advisor or any of their affiliates. A business or professional relationship will be deemed material per se if the annual gross revenue derived by the director from our sponsor, our advisor or any of their affiliates (excluding fees for serving as an independent director of us or other REIT or real estate program advised or managed by our advisor or its affiliates) exceeds 5% of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our sponsor, our advisor or any of their affiliates.
In addition, and although our shares are not listed for trading on any national securities exchange, all of our current independent directors are “independent” as defined by the New York Stock Exchange. The board of directors has affirmatively determined that Jeffrey A. Dritley, Stuart A. Gabriel, Ph.D. and Ron D. Sturzenegger (appointed September 2019) each satisfies the New York Stock Exchange independence standards.
Barbara R. Cambon, who served as one of our independent directors from March 2008 until her resignation from the board of directors on June 26, 2019, met the independence criteria as specified in our charter. On June 13, 2018, an affiliate of our advisor offered Ms. Cambon the positions of chief executive officer and chief investment officer of KBS US Prime Property Management Pte. Ltd., which is the external manager of Prime US REIT. On June 14, 2018, Ms. Cambon verbally accepted the offer, subject to mutual agreement of written documentation of all terms. As a result of her acceptance of this offer, our board of directors determined that Ms. Cambon was no longer “independent” as defined under the rules of the New York Stock Exchange, and Ms. Cambon resigned from the audit committee. Ms. Cambon resigned from the board of directors and conflicts committee in connection with her appointment as chief executive officer and chief investment officer of KBS US Prime Property Management Pte. Ltd.

Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Disposition, Portfolio Management and Distribution Policies during Implementation of the Plan of Liquidation. On November 13, 2019, in connection with a review of potential strategic alternatives available to us, and based on developments in the portfolio over the prior six months with respect to key lease executions and the completion of certain capital projects that enhance property stability and better position our remaining assets for sale, the Special Committee and the board of directors concluded that a planned liquidation pursuant to the Plan of Liquidation was in the Company’s best interest and the best interest of our stockholders and the Special Committee and our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. On March 5, 2020, our stockholders approved the Plan of Liquidation. For more information, see the Plan of Liquidation, which is included as an exhibit to this Annual Report on Form 10-K.
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our remaining assets for sale.
We expect to distribute all of the net proceeds from liquidation to our stockholders within 24 months from March 5, 2020. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events – Initial Liquidating Distribution Authorized.” We expect to pay multiple liquidating distribution payments to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. However, if we cannot sell our assets and pay our debts within 24 months from March 5, 2020, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of liquidating distributions to be received by our stockholders. We do not expect to pay regular monthly distributions during the liquidation process. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future Special Redemptions under our share redemption program and other future capital needs.
During the year ended December 31, 2019, we sold two office properties. As of December 31, 2019, our portfolio of real estate properties was composed of six office properties and an office campus consisting of five office buildings. On January 22, 2020, we sold two of these office properties, the Campus Drive Buildings.
Our operating performance and our ability to successfully implement the Plan of Liquidation cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements” and Part I, Item 1A, “Risk Factors.”
Borrowing Policies. In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. We have also used debt financing to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; to provide working capital and for other liquidity needs. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of January 31, 2020, our borrowings and other liabilities were approximately 31% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves that we update periodically during the year. We may use cash on hand, proceeds from asset sales, debt proceeds and cash flow from operations to meet our needs for working capital for the upcoming year and to build a moderate level of cash reserves.
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2019 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2019, total operating expenses represented approximately 1.2% of our average invested assets and approximately 59.2% of net income.
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
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2019 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
We have entered into agreements with certain affiliates pursuant to which they provide services to us. All of our executive officers and our affiliated director are also officers, directors, managers, or key professionals of and/or holders of a direct or indirect controlling interest in our advisor and other affiliated KBS entities. Charles J. Schreiber, Jr. is the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director. Our advisor is owned and controlled by KBS Holdings, our sponsor. Charles J. Schreiber, Jr. indirectly controls our sponsor and our advisor.

Our Relationship with KBS Capital Advisors. Since our inception, our advisor has provided day-to-day management of our business. Among the services that are provided or have been provided by our advisor under the terms of the advisory agreement are the following:
•finding, presenting and recommending to us real estate and real estate-related investment opportunities consistent with our investment policies and objectives;
•structuring the terms and conditions of our investments, sales and joint ventures;
•acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;
•sourcing and structuring our loan originations and acquisitions;
•arranging for financing and refinancing of our properties and our other investments;
•entering into leases and service contracts for our properties;
•supervising and evaluating each property manager’s performance;
•reviewing and analyzing the properties’ operating and capital budgets;
•assisting us in obtaining insurance;
•generating an annual budget for us;
•reviewing and analyzing financial information for each of our assets and our overall portfolio;
•formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;
•performing investor-relations services;
•maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the Internal Revenue Service and other regulatory agencies;
•engaging in and supervising the performance of our agents, including our registrar and transfer agent; and
•performing any other services reasonably requested by us.
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring May 21, 2020, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2019 through the most recent date practicable, which was January 31, 2020, we compensated our advisor as set forth below.
With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we paid our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount included any portion of the investment that was debt financed and was inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. Asset management fees from January 1, 2019 through January 31, 2020 totaled approximately $10.9 million, all of which had been paid as of January 31, 2020.

Under the advisory agreement, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. We reimburse our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2019 through January 31, 2020, we incurred $356,000 of operating expenses reimbursable to our advisor, including $257,000 of employee costs, of which 91,000 was payable as of January 31, 2020. We also reimburse our advisor for certain of our direct costs incurred from third parties that were initially paid by our advisor on our behalf.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may aggregate disposition fees paid to our advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. From January 1, 2019 through January 31, 2020, we incurred $4.4 million of disposition fees, all of which had been paid as of January 31, 2020.
The conflicts committee considers our relationship with our advisor during 2019 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We have entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC, the entity that acted as our dealer manager (the “Dealer Manager”), pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2019 through January 31, 2020, we incurred $97,000 of costs and expenses related to the AIP Reimbursement Agreement, of which $15,000 was payable as of January 31, 2020.
The conflicts committee believes that this arrangement with KBS Capital Markets Group is fair.
Insurance Program. As of January 1, 2019, we, together with KBS REIT III, KBS Growth & Income REIT, the Dealer Manager, our advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2019, we renewed our participation in the program. The program is effective through June 30, 2020.
The conflicts committee believes this arrangement is fair.
During the year ended December 31, 2019 and from January 1, 2020 through January 31, 2020, no other transactions occurred between us and KBS REIT III, Pacific Oak Strategic Opportunity REIT (advisory agreement with KBS Capital Advisors terminated as of October 31, 2019 and dealer manager agreement with KBS Capital Markets Group terminated as of December 31, 2019), Pacific Oak Strategic Opportunity REIT II (advisory agreement with KBS Capital Advisors terminated as of October 31, 2019 and dealer manager agreement with KBS Capital Markets Group terminated as of December 31, 2019), KBS Growth & Income REIT, our advisor, the Dealer Manager or other KBS-affiliated entities.
On November 1, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II transferred the management of the companies to a new external advisor, Pacific Oak Capital Advisors LLC. The transfer of management allows our advisor to focus on its current core asset portfolios, while the Pacific Oak group of companies focuses primarily on its current opportunistic portfolios. Pacific Oak Capital Advisors, LLC is owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan continue to indirectly own a 33 1/3% interest in our advisor and the Dealer Manager.
Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our objectives.

March 5, 2020	The Conflicts Committee of the Board of Directors: Jeffrey A. Dritley (chair), Stuart A. Gabriel, Ph.D. and Ron D. Sturzenegger

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2019, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2019 and 2018, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2019 and 2018, are set forth in the table below.

	2019	2018
Audit fees	$565,500	$527,500
Audit-related fees	—	—
Tax fees	96,591	89,865
All other fees	1,100	1,412
Total	$663,191	$618,777

For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:
•Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.
•Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•Tax fees - These are fees for all professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-31 through F-32 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

(b)Exhibits

Ex.	Description

2.1	Plan of Complete Liquidation and Dissolution of the Company dated as of March 5, 2020

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

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.8
Sixth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of February 15, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 16, 2016

10.9
Seventh Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of November 14, 2012, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 16, 2016

10.10
Eighth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of May 30, 2014, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 16, 2016

10.11
Ninth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated as of August 30, 2017, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.12
Letter Agreement, related to the Union Bank Plaza Mortgage Loan, by and among the Company, Wells Fargo Bank, National Association and People’s United Bank, National Association, dated as of December 21, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 8, 2018

10.13
Tenth Amendment to Office/Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and Union Bank, N.A., dated December 31, 2017, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.14
Loan Agreement related to the Portfolio Loan Facility, by and among KBSII 100-200 Campus Drive, LLC, KBSII 300-600 Campus Drive, LLC, KBSII Willow Oaks, LLC, KBSII Pierre Laclede Center, LLC, KBSII 445 South Figueroa, LLC, KBSII Emerald View, LLC, KBSII Granite Tower, LLC, and KBSII Fountainhead, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.15
Guaranty Agreement related to the Portfolio Loan Facility, by KBS REIT Properties II, LLC, in favor of Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.16
Promissory Note related to the Portfolio Loan Facility, by and among KBSII 100-200 Campus Drive, LLC, KBSII 300-600 Campus Drive, LLC, KBSII Willow Oaks, LLC, KBSII Pierre Laclede Center, LLC, KBSII 445 South Figueroa, LLC, KBSII Emerald View, LLC, KBSII Granite Tower, LLC, and KBSII Fountainhead, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.17
Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Fountainhead, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.18
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII 445 South Figueroa, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.19
Credit Line Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Willow Oaks, LLC and Bank of America, N.A., dated as of March 29, 2018, , incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.20
Fountainhead Corporate Park Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated June 29, 2009, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

Ex.	Description

10.21
Consent by Landlord to First Amendment to Sub-SubLease, by and between KBSII Fountainhead, LLC, Western International University, Inc. and Tiya Academy LLC, dated July 29, 2009, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.22
First Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated August 11, 2009, incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.23
Second Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated November 2, 2009, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.24
Third Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated February 19, 2010, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.25
Fourth Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated March 11, 2011, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.26
Agreement, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated July 29, 2011, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.27
Fifth Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated August 3, 2011, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.28
Sixth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated December 22, 2011, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.29
Seventh Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated June 1, 2012, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.30
Landlord Consent to Sublease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated November 20, 2013, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.31
Eighth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated June 1, 2012, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.32
Ninth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated April 18, 2018, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.33
Tenth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated January 2, 2019, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.34
Agreement of Lease (relating to Denver Place Plaza Tower), by and between Amerimar Realty Management Co.-Colorado, Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated July 30, 2002, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.35
First Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated September 10, 2002, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

Ex.	Description

10.36
Second Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated July 23, 2004, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.37
Third Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated November 1, 2004, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.38
Fourth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated December 31, 2004, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.39
Fifth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated April 20, 2005, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.40
Sixth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated May 18, 2005, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.41
Seventh Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated July 15, 2005, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.42
Eighth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Western Gas Resources, Inc., dated November 15, 2005, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.43
Ninth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated February 16, 2007, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.44
Tenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated September 11, 2007, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.45
Eleventh Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated November 9, 2007, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.46
Twelfth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated March 3, 2008, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.47
Temporary Lease Agreement (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated April 28, 2008, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.48
Thirteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Company, dated October 6, 2011, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.49
Fourteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated November 13, 2012, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

Ex.	Description

10.50
Fifteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated June 5, 2013, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.51
Sixteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated August 17, 2015, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.52
Seventeenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated December 19, 2018, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.53
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated June 6, 2019, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed June 7, 2019

10.54
Eleventh Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated February 6, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 12, 2019

10.55
Twelfth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc.,dated August 6, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 12, 2019

10.56
Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and MUFG Union Bank, N.A., dated as of August 2, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.57
Amended and Restated Office Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and MUFG Union Bank, N.A., dated as of August 2, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.58
Loan Agreement related to the Granite Tower Loan Facility, by and between KBSII Granite Tower, LLC, and Bank of America, N.A., dated as of August 30, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.59
Promissory Note related to the Granite Tower Loan Facility, by and between KBSII Granite Tower, LLC, and Bank of America, N.A., dated as of August 30, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.60
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Granite Tower Loan Facility, by and between KBSII Granite Tower, LLC and Bank of America, N.A., dated as of August 30, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.61
Limited Payment Guaranty Agreement related to the Granite Tower Loan Facility, by KBS REIT Properties II, LLC, in favor of Bank of America, N.A., dated as of August 30, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.62
Limited Completion Guaranty Agreement related to the Granite Tower Loan Facility, by and between KBS REIT Properties II, LLC, in favor of Bank of America, N.A., dated as of August 30, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.63
Environmental Indemnification and Release Agreement related to the Granite Tower Loan Facility, by KBSII Granite Tower, LLC, for the benefit of Bank of America, N.A., dated as of August 30, 2019, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.64	Third Amendment to Lease, by and between KBSII Granite Tower, LLC, Integris Holdings LLC and Integris Partners, Ltd., dated October 14, 2019

Ex.	Description

10.65	Twelfth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated August 6, 2019

10.66	Consent by Landlord to Sublease Agreement (relating to Walden University, LLC), by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated December 10, 2019

10.67
Membership Interest Purchase and Sale Agreement and Escrow Instructions, by and between KBSII REIT Acquisition I, LLC, KBSII REIT Acquisition II, LLC and 100-600 Campus Drive, LLC, dated October 22, 2019

10.68
First Amendment to Membership Interest Purchase and Sale Agreement and Escrow Instructions, by and between KBSII REIT Acquisition I, LLC, KBSII REIT Acquisition II, LLC and 100-600 Campus Drive, LLC, dated October 30, 2019

10.69
Second Amendment to Membership Interest Purchase and Sale Agreement and Escrow Instructions, by and between KBSII REIT Acquisition I, LLC, KBSII REIT Acquisition II, LLC and 100-600 Campus Drive, LLC, dated October 31, 2019

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Ninth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 7, 2018

99.2	Tenth Amended and Restated Share Redemption Program

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Real Estate Investment Trust II, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust II, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
March 6, 2020

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Real estate:
Land	$118,955	$118,955
Buildings and improvements	590,950	550,802
Tenant origination and absorption costs	28,025	30,846
Total real estate held for investment, cost	737,930	700,603
Less accumulated depreciation and amortization	(141,323)	(116,714)
Total real estate held for investment, net	596,607	583,889
Real estate held for sale, net	270,124	370,318
Total real estate, net	866,731	954,207
Cash and cash equivalents	31,674	57,730
Restricted cash	15,208	17,957
Rents and other receivables, net	82,470	67,232
Above-market leases, net	150	224
Assets related to real estate held for sale	39,975	46,817
Prepaid expenses and other assets	22,841	12,850
Total assets	$1,059,049	$1,157,017
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$300,780	$266,296
Notes payable related to real estate held for sale, net	115,827	148,912
Total notes payable, net	416,607	415,208
Accounts payable and accrued liabilities	68,539	48,903
Due to affiliate	59	55
Distributions payable	—	3,874
Below-market leases, net	164	308
Liabilities related to real estate held for sale	10,012	6
Other liabilities	16,445	17,189
Total liabilities	511,826	485,543
Commitments and contingencies (Note 10)
Redeemable common stock	10,000	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 185,302,037 and 186,464,794 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1,853	1,865
Additional paid-in capital	1,662,555	1,667,897
Cumulative distributions in excess of net income	(1,127,185)	(1,008,288)
Total stockholders’ equity	537,223	661,474
Total liabilities and stockholders’ equity	$1,059,049	$1,157,017

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$105,287	$132,452	$139,048
Interest income from real estate loans receivable	—	434	1,060
Other operating income	6,825	9,329	9,351
Total revenues	112,112	142,215	149,459
Expenses:
Operating, maintenance, and management	34,495	35,246	34,719
Real estate taxes and insurance	18,128	19,268	19,816
Asset management fees to affiliate	10,196	10,894	11,617
General and administrative expenses	6,029	6,024	4,541
Depreciation and amortization	40,889	50,202	54,047
Interest expense	17,214	17,884	17,466
Impairment charges on real estate	14,300	—	—
Total expenses	141,251	139,518	142,206
Other income:
Other interest income	608	1,159	375
Loss from extinguishment of debt	(470)	(212)	—
Gain on sales of real estate, net	30,752	24,884	17,486
Total other income	30,890	25,831	17,861
Net income	$1,751	$28,528	$25,114
Net income per common share, basic and diluted	$0.01	$0.15	$0.13
Weighted-average number of common shares outstanding, basic and diluted	185,912,776	187,133,703	188,235,450

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2016	188,719,952	$1,887	$1,679,524	$(964,504)	$716,907
Net income	—	—	—	25,114	25,114
Redemptions of common stock	(1,053,650)	(10)	(5,757)	—	(5,767)
Distributions declared	—	—	—	(51,672)	(51,672)
Balance, December 31, 2017	187,666,302	$1,877	$1,673,767	$(991,062)	$684,582
Net income	—	—	—	28,528	28,528
Redemptions of common stock	(1,201,508)	(12)	(5,870)	—	(5,882)
Distributions declared	—	—	—	(45,754)	(45,754)
Balance, December 31, 2018	186,464,794	$1,865	$1,667,897	$(1,008,288)	$661,474
Net income	—	—	—	1,751	1,751
Redemptions of common stock	(1,162,757)	(12)	(5,342)	—	(5,354)
Distributions declared	—	—	—	(120,648)	(120,648)
Balance, December 31, 2019	185,302,037	$1,853	$1,662,555	$(1,127,185)	$537,223

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$1,751	$28,528	$25,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,889	50,202	54,047
Impairment charges on real estate	14,300	—	—
Noncash interest income on real estate-related investments	—	3	4
Deferred rent	1,003	3,717	(864)
Bad debt expense	—	371	515
Amortization of above- and below-market leases, net	(72)	1,037	762
Amortization of deferred financing costs	1,513	1,272	1,106
Unrealized gain on derivative instruments	—	—	(101)
Loss from extinguishment of debt	470	212	—
Gain on sale of real estate, net	(30,752)	(24,884)	(17,486)
Changes in operating assets and liabilities:
Rents and other receivables	(16,709)	(38,367)	(2,610)
Prepaid expenses and other assets	(13,942)	(8,186)	(2,635)
Accounts payable and accrued liabilities	18,861	34,657	(4,203)
Due to affiliate	4	(29)	43
Other liabilities	(1,137)	7,890	(847)
Net cash provided by operating activities	16,179	56,423	52,845
Cash Flows from Investing Activities:
Proceeds from sale of real estate	130,283	94,015	83,410
Improvements to real estate	(44,807)	(34,601)	(17,639)
Principal repayments on real estate loans receivable	—	13,920	152
Net cash provided by investing activities	85,476	73,334	65,923
Cash Flows from Financing Activities:
Proceeds from notes payable	134,350	375,000	—
Principal payments on notes payable	(134,010)	(460,765)	(21,663)
Payments of deferred financing costs	(924)	(2,810)	(915)
Payments to redeem common stock	(5,354)	(5,882)	(5,767)
Distributions paid to common stockholders	(124,522)	(46,256)	(51,789)
Net cash used in financing activities	(130,460)	(140,713)	(80,134)
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,805)	(10,956)	38,634
Cash, cash equivalents and restricted cash, beginning of period	75,687	86,643	48,009
Cash, cash equivalents and restricted cash, end of period	$46,882	$75,687	$86,643
Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,895	$16,686	$16,314
Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued improvements to real estate	$5,592	$4,818	$3,737
Distributions payable	$—	$3,874	$4,376

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of December 31, 2019, the Company owned six office properties (of which two were held for sale) and an office campus consisting of five office buildings.
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
The Company sold 182,681,633 shares of common stock in its primary offering for gross offering proceeds of $1.8 billion. The Company sold 30,903,504 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $298.2 million. Also as of December 31, 2019, the Company had redeemed 28,303,101 shares sold in the Offering for $257.1 million.
Plan of Liquidation
On January 27, 2016, the Company’s board of directors formed a special committee (the “Special Committee”) composed of all of the Company’s independent directors to explore the availability of strategic alternatives involving the Company.
On November 13, 2019, in connection with a review of potential strategic alternatives available to the Company, the Special Committee and the board of directors unanimously approved the sale of all of the Company’s assets and the dissolution of the Company pursuant to the terms of the plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. On March 5, 2020, the Company’s stockholders approved the Plan of Liquidation. For more information, see the Plan of Liquidation, which is included as an exhibit to this Annual Report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements and accompanying notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).
The consolidated financial statements include the accounts of the Company, KBS REIT Holdings II, the Operating Partnership, and their direct and indirect wholly owned subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the years ended December 31, 2018 and 2017, the Company reclassified $10.6 million and $11.5 million, respectively, of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
In addition, during the year ended December 31, 2019, the Company sold two office properties and as of December 31, 2019, the Company had classified two office properties as held for sale. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
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
December 31, 2019

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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

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
Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows or the expected hold period until the eventual disposition could result in incorrect conclusions on recoverability and incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of the Company’s real estate and related intangible assets and liabilities and an overstatement of the Company’s net income.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Real Estate Held for Sale
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results of properties and related gains on sales of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2019, 2018 and 2017 are included in continuing operations on the Company’s consolidated statements of operations.
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
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2019. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2019

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
December 31, 2019

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
Redeemable Common Stock
The Company has a share redemption program pursuant to which stockholders may sell their shares to the Company only in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:
•During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to its stockholders. The dollar limitation for calendar year 2019 was $10.0 million. On November 13, 2019, the Company’s board of directors approved the same annual dollar amount limitation for Special Redemptions for calendar year 2020 of $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.
•During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
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
Pursuant to the share redemption program, redemptions made in connection with Special Redemptions are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. The Company does not expect to have funds available for ordinary redemptions in the future.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

On December 3, 2018, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $4.95 (unaudited) (the “December EVPS) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2018. The change in the redemption price became effective for the December 2018 redemption date, which was December 31, 2018, and was effective through the May 2019 redemption date, which was May 31, 2019.
In connection with the declaration of the Special Distribution (defined below), on June 12, 2019, the Company’s board of directors approved an updated estimated value per share of the Company’s common stock of $4.50 (unaudited), effective June 17, 2019, which was the record date for the Special Distribution, based solely on subtracting the Special Distribution declared by the Company’s board of directors in the amount of $0.45 per share of common stock from the December EVPS of $4.95. This was the sole adjustment to the estimated value per share. The change in the redemption price became effective for the June 2019 redemption date, which was June 28, 2019, and was effective through the October 2019 redemption date, which was October 31, 2019.
On November 13, 2019, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $3.79 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2019, except that two properties that went under contract to sale subsequent to September 30, 2019 were valued at their contractual sales price less estimated closing credits. The change in the redemption price became effective for the November 2019 redemption date, which was November 29, 2019, and will be effective until the estimated value per share is updated.
The Company may amend, suspend or terminate the share redemption program for any reason upon ten business days’ notice to stockholders. The Company may provide this notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to stockholders.
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
For the year ended December 31, 2019, the Company redeemed 1,162,757 shares sold in the Offering for $5.4 million, which represented all redemption requests received in good order and eligible for redemption as Special Redemptions under the share redemption program through the December 2019 redemption date.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform (“AIP Platform”) with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) (which liquidated in December 2018), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc., (“Pacific Oak Strategic Opportunity REIT”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) (which liquidated in December 2018), Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc., (“Pacific Oak Strategic Opportunity REIT II”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
On November 1, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II each entered into advisory agreements with a new external advisor, Pacific Oak Capital Advisors, LLC. Pacific Oak Capital Advisors, LLC is part of a group of companies formed, owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan continue to indirectly own a 33 1/3% interest in the Advisor and the Dealer Manager.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2019, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2019. As of December 31, 2019, returns for the calendar years 2015 through 2018 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2019, 2018 and 2017, respectively.
On June 12, 2019, the Company’s board of directors declared a special distribution in the amount of $0.45 per share of common stock to stockholders of record as of the close of business on June 17, 2019 (the “Special Distribution”). Distributions declared per common share were $0.649, $0.245 and $0.274 in the aggregate for the years ended December 31, 2019, 2018 and 2017, respectively. Other than the Special Distribution, distributions per common share were based on a monthly record date for each month during the period commencing January 2017 through October 2019. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions during this period.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Segments
The Company invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. Accordingly, the Company aggregated its investments in real estate properties into one reportable business segment.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other similar measures, including annualized base rent and annualized base rent per square foot, used to describe real estate investments included in these notes to the consolidated financial statements are presented on an unaudited basis and are outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Recently Issued Accounting Standards Update
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  The Company does not expect the adoption of ASU No. 2016-13 will have a material impact on its financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements.  ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurements.  In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company does not expect the adoption of ASU No. 2018-13 will have a material impact on its financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

3. REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2019, the Company’s portfolio of real estate held for investment was composed of four office properties and an office campus consisting of five office buildings, encompassing in the aggregate approximately 2.7 million rentable square feet. As of December 31, 2019, the Company’s real estate portfolio held for investment was 76% occupied. The following table summarizes the Company’s portfolio of real estate held for investment as of December 31, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Willow Oaks Corporate Center	08/26/2009	Fairfax	VA	Office	$120,226	$(25,842)	$94,384
Union Bank Plaza	09/15/2010	Los Angeles	CA	Office	201,685	(37,841)	163,844
Granite Tower	12/16/2010	Denver	CO	Office	147,329	(32,855)	114,474
Fountainhead Plaza	09/13/2011	Tempe	AZ	Office	119,383	(28,724)	90,659
Corporate Technology Centre	03/28/2013	San Jose	CA	Office	149,307	(16,061)	133,246
					$737,930	$(141,323)	$596,607

As of December 31, 2019, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Union Bank Plaza	Los Angeles, CA	701,888	$163,844	15.5%	$25,336	$44.30	82%
Corporate Technology Centre	San Jose, CA	415,492	133,246	12.6%	5,774	33.39	42%
Granite Tower	Denver, CO	591,070	114,474	10.8%	19,399	34.99	94%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. Annualized base rent excludes leases that have been executed but have not commenced as of December 31, 2019.
Operating Leases
The Company’s real estate properties held for investment are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2019, the leases had remaining terms, excluding options to extend, of up to 15.4 years with a weighted-average remaining term of 6.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.7 million and $2.5 million as of December 31, 2019 and 2018, respectively.
During the years ended December 31, 2019, 2018 and 2017, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(1.0) million, $(3.7) million and $0.9 million, respectively. As of December 31, 2019 and 2018, the cumulative deferred rent balance was $81.8 million and $61.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $54.4 million and $38.6 million of unamortized lease incentives as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, lease incentive payable was $52.8 million and $35.2 million, respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

As of December 31, 2019, the future minimum rental income from the Company’s properties held for investment under non-cancelable operating leases was as follows (in thousands):

2020	$49,751
2021	47,279
2022	51,902
2023	50,379
2024	39,445
Thereafter	282,544
$521,300

As of December 31, 2019, the Company had approximately 88 tenants over a diverse range of industries and geographic areas in its portfolio of real estate held for investment. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	12	$20,818	29.1%
Mining, Oil & Gas Extraction	3	13,154	18.4%
Educational Services	1	11,728	16.4%
		$45,700	63.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. The Company had not identified any material tenant credit issues as of December 31, 2019. During the year ended December 31, 2019, the Company recorded an adjustment to rental income of $0.9 million for lease payments that were deemed not probable of collection and a net recovery of bad debt of $0.1 million, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations. During the years ended December 31, 2018 and 2017, the Company recorded bad debt expense of $0.4 million and $0.5 million, respectively, which was included in operating, maintenance and management expense in the accompanying consolidated statement of operations.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

As of December 31, 2019, the Company had a concentration of credit risk related to the following tenant leases that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration
Union Bank	Union Bank Plaza	Finance	295,563	10.8%	$16,834	23.6%	$56.95	05/31/2020/ 03/31/2021/ 05/31/2021/ 05/31/2022/ 05/31/2035 (2)(3)
The University of Phoenix	Fountainhead Plaza	Educational Services	445,957	16.3%	11,728	16.4%	26.30	08/31/2023 (4)
Anadarko Petroleum Corporation	Granite Tower	Mining, Oil & Gas Extraction	360,584	13.2%	12,256	17.1%	33.99	04/30/2021 / 04/30/2033 (5)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration dates of the lease as of December 31, 2019 and does not take into account any tenant renewal options. Pursuant to a lease amendment that the Company entered into with Union Bank on December 31, 2017, Union Bank surrendered 15,829 rentable square feet of its total rentable square footage on March 31, 2018 and 31,320 rentable square feet of its total rentable square footage on June 30, 2018. In addition, Union Bank also surrendered 321 parking area passes on March 31, 2018. During the year ended December 31, 2018, the Company received $11.4 million of lease termination fees from Union Bank, of which $8.5 million was deferred as of December 31, 2018. During the year ended December 31, 2018, $1.9 million was recognized as rental income and $1.0 million was recognized as other operating income in the accompanying consolidated statement of operations. During the year ended December 31, 2019, $1.2 million was recognized as rental income and $0.8 million was recognized as other operating income in the accompanying consolidated statements of operations, and $6.5 million was deferred as of December 31, 2019 and included in other liabilities on the accompanying consolidated balance sheets.
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
Geographic Concentration Risk
As of December 31, 2019, the Company’s net investments in real estate properties held for investment in California and Colorado represented 28.1% and 10.8% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Colorado real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and reduce the amount of liquidating distributions the Company’s stockholders receive and their overall return on investment.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND
BELOW-MARKET LEASE LIABILITIES
As of December 31, 2019 and 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2019	2018	2019	2018	2019	2018
Cost	$28,025	$30,846	$835	$835	$(1,154)	$(2,635)
Accumulated amortization	(17,731)	(16,869)	(685)	(611)	990	2,327
Net amount	$10,294	$13,977	$150	$224	$(164)	$(308)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Amortization	$(3,707)	$(6,928)	$(9,412)	$(74)	$(1,894)	$(2,348)	$146	$857	$1,586

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2019 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2020	$(3,519)	$(74)	$82
2021	(3,256)	(73)	79
2022	(2,150)	(3)	3
2023	(1,369)	—	—
	$(10,294)	$(150)	$164
Weighted-Average Remaining Amortization Period	3.2 years	2.0 years	2.0 years

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

5. REAL ESTATE HELD FOR SALE
During the year ended December 31, 2019, the Company sold two office properties, and as of December 31, 2019, the Company had classified two office properties as held for sale. During the year ended December 31, 2018, the Company sold 3 office buildings that were part of an eight-building office campus. During the year ended December 31, 2017, the Company sold two office properties. The results of operations for the properties sold during the years ended December 31, 2019, 2018 and 2017 and the two office properties classified as held for sale as of December 31, 2019 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenue and expenses related to the Company’s real estate properties that were sold during the years ended December 31, 2019, 2018 and 2017 and the two office properties classified as held for sale as of December 31, 2019, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenues
Rental income	$39,174	$53,319	$61,889
Other operating income	1,475	2,804	3,089
Total revenues	40,649	56,123	64,978
Expenses
Operating, maintenance, and management	12,529	16,191	17,320
Real estate taxes and insurance	4,469	6,697	8,574
Asset management fees to affiliate	3,492	4,641	5,398
General and administrative expenses	167	120	47
Depreciation and amortization	12,304	21,034	23,363
Interest expense	5,504	6,735	6,683
Impairment charges on real estate	14,300	—	—
Total expenses	$52,765	$55,418	$61,385

The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2019 and 2018. (in thousands):

	December 31, 2019	December 31, 2018
Assets related to real estate held for sale
Total real estate, at cost	$320,549	$427,335
Accumulated depreciation and amortization	(50,425)	(57,017)
Real estate held for sale, net	270,124	370,318
Other assets	39,975	46,817
Total assets related to real estate held for sale	$310,099	$417,135
Liabilities related to real estate held for sale
Notes payable, net	$115,827	$148,912
Other liabilities	10,012	6
Total liabilities related to real estate held for sale	$125,839	$148,918

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

As of December 31, 2019, the following properties held for sale represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per Sq. Ft.	Occupancy
Campus Drive Buildings (2)	Florham Park, NJ	1,189,494	$270,124	25.5%	$32,181	$32.78	83%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. Annualized base rent excludes leases that have been executed but have not commenced as of December 31, 2019.
(2) Subsequent to December 31, 2019, the Company, through indirect wholly owned subsidiaries, sold the 100 & 200 Campus Driving Buildings and the 300-600 Campus Buildings (together, the “Campus Drive Buildings”) to a purchaser unaffiliated with the Company or the Advisor. See Note 11, “Subsequent Events - Disposition of the Campus Drive Buildings.”
During the year ended December 31, 2019, the Company recorded non-cash impairment charges of $14.3 million to write down the carrying value of the Company’s investment in the Campus Drive Buildings to their contractual sales price less estimated costs to sell. The impairment was primarily due to estimated closing costs and disposition fees, which are reflected upon classification of the Campus Drive Buildings to held for sale. Subsequent to December 31, 2019, the Company sold the Campus Drive Buildings to a purchaser unaffiliated with the Company or the Advisor. See Note 11, “Subsequent Events - Disposition of Campus Drive Buildings.”

6. NOTES PAYABLE
As of December 31, 2019 and 2018, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of December 31, 2019 (1)	Effective Interest Rate as of December 31, 2019 (1)	Payment Type	Maturity Date (2)
Corporate Technology Centre Mortgage Loan (3)	$40,564	$41,868	3.50%	3.5%	Principal & Interest	04/01/2020
Portfolio Loan Facility (4)	281,293	375,000	One-month LIBOR + 1.45%	3.1%	Interest Only	03/29/2020
Granite Tower Mortgage Loan (5)	95,350	—	One-month LIBOR + 1.65%	3.4%	(5)	09/01/2023
Total notes payable principal outstanding	$417,207	$416,868
Deferred financing costs, net	(600)	(1,660)
Total notes payable, net	$416,607	$415,208
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2019. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2019, using interest rate indices as of December 31, 2019, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) The loan documents require the Company to reserve for the annual charges for real estate taxes by making monthly deposits to an account held by the lender, subject to certain terms and conditions contained in the loan documents. On January 23, 2020, the Company repaid the outstanding principal and accrued interest due under the Corporate Technology Centre Mortgage Loan.
(4) On August 30, 2019, the Company repaid $62.0 million due under this loan and Granite Tower was released as security from the Portfolio Loan Facility. See below, “- Recent Financing Transactions - Granite Tower Mortgage Loan.” As of December 31, 2019, the Portfolio Loan Facility was secured by the 100 & 200 Campus Drive Buildings, the 300-600 Campus Drive Buildings, Willow Oaks Corporate Center, Union Bank Plaza and Fountainhead Plaza. As of December 31, 2019, $281.3 million of term debt of the Portfolio Loan Facility was outstanding and $62.4 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents. As of December 31, 2019, there are two one-year extension options remaining under the Portfolio Loan Facility. Subsequent to December 31, 2019, in connection with the disposition of the Campus Drive Buildings, the Company repaid $136.1 million due under this loan and the 100 & 200 Campus Drive Buildings and the 300-600 Campus Drive Buildings were released as security from the Portfolio Loan Facility. See Note 11, “Subsequent Events – Disposition of the Campus Drive Buildings.”
(5) See below, “- Recent Financing Transaction - Granite Tower Mortgage Loan.”

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

During the years ended December 31, 2019, 2018 and 2017, the Company incurred $17.2 million, $17.9 million and $17.5 million of interest expense, respectively. As of December 31, 2019 and 2018, $1.2 million and $1.3 million, respectively, of interest expense were payable. Included in interest expense for the years ended December 31, 2019, 2018 and 2017 were $1.5 million, $1.3 million and $1.1 million of amortization of deferred financing costs, respectively. Also included in interest expense for the year ended December 31, 2018 was $0.3 million of debt refinancing costs.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2019 (in thousands):

2020	$321,857
2021	—
2022	—
2023	95,350
Thereafter	—
$417,207

Certain of the Company’s notes payable contain financial debt covenants. As of December 31, 2019, the Company was in compliance with these debt covenants.
Recent Financing Transaction
Granite Tower Mortgage Loan
On August 30, 2019, in connection with the partial principal repayment of the Portfolio Loan Facility, the Company, through an indirect wholly owned subsidiary (the “Granite Tower Mortgage Loan Borrower”), entered into a four-year mortgage loan with an unaffiliated lender (the “Granite Tower Mortgage Loan Agent”) for borrowings of up to $145.0 million (the “Granite Tower Mortgage Loan”). As of December 31, 2019, $95.4 million had been disbursed to the Company with the remaining loan balance of $49.6 million available for future disbursements, subject to certain conditions set forth in the loan agreement. The Granite Tower Mortgage Loan matures on September 1, 2023. The Granite Tower Mortgage Loan bears interest at a floating rate of 165 basis points over one-month LIBOR during the term of the loan. Monthly payments are initially interest-only. On January 1, 2022, monthly payments for the Granite Tower Mortgage Loan will begin to include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity. The Company has the right to repay all or a portion of the Granite Tower Mortgage Loan without fee, premium or penalty, subject to certain conditions contained in the loan agreement.
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
December 31, 2019

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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2019 and 2018, which carrying amounts do not generally approximate the fair values (in thousands):

	December 31, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$417,207	$416,607	$417,874	$416,868	$415,208	$416,163

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Assets Recorded at Fair Value
During the year ended December 31, 2019, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate held for sale (1)	$295,803	$—	$—	$295,803
_____________________
(1) Amount represents the fair value for the Campus Drive Buildings which were impacted by an impairment charge during the year, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date. See Note 5, “Real Estate Held for Sale” for a further discussion on the impaired real estate property.
As of December 31, 2019, the Campus Drive Buildings were classified as held for sale and were measured at estimated fair value, as these properties were impaired and the carrying values of these properties were adjusted to estimated fair value. The Company estimated the fair value for these impaired real estate properties held for sale based on the contractual sales price, less estimated costs to sell.

8. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS REIT I (which liquidated in December 2018), KBS REIT III, Pacific Oak Strategic Opportunity REIT (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019), KBS Legacy Partners Apartment REIT (which liquidated in December 2018), Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019) and KBS Growth & Income REIT.
On November 1, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II each entered into advisory agreements with a new external advisor, Pacific Oak Capital Advisors, LLC. Pacific Oak Capital Advisors, LLC is part of a group of companies formed, owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan continue to indirectly own a 33 1/3% interest in the Advisor and the Dealer Manager.
As of January 1, 2017, the Company, together with KBS REIT I, KBS REIT III, KBS Growth & Income REIT, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. At the June 2017 renewal, KBS REIT I elected to cease participation in the program and obtained separate insurance coverage. At the June 2018 renewal, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. In June 2019, the Company renewed its participation in the program. The program is effective through June 30, 2020.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

During the years ended December 31, 2019, 2018 and 2017, no other business transactions occurred between the Company and KBS REIT I, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2019, 2018 and 2017, respectively, and any related amounts payable as of December 31, 2019 and 2018 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2019	2018	2017	2019	2018
Expensed
Asset management fees	$10,196	$10,894	$11,617	$—	$—
Reimbursement of operating expenses (1)	325	373	238	59	55
Disposition fees (2)	1,334	972	865	—	—
	$11,855	$12,239	$12,720	$59	$55
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $232,000, $244,000, and $213,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2019, 2018 and 2017. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
During each of the years ended December 31, 2018 and 2017, the Advisor reimbursed the Company $0.1 million for property insurance rebates.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$29,882	$27,674	$26,423	$28,133
Net (loss) income	(4,900)	26,778	(19,492)	(635)
Net (loss) income per common share, basic and diluted	(0.03)	0.14	(0.10)	—
Distributions declared per common share	0.062	0.512	0.056	0.019

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$35,676	$34,622	$32,682	$39,235
Net (loss) income	(979)	26,374	(454)	3,587
Net (loss) income per common share, basic and diluted	(0.01)	0.14	—	0.02
Distributions declared per common share	0.060	0.061	0.062	0.062

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2019.
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
Disposition of Campus Drive Buildings
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
On October 22, 2019, the Company, through indirect wholly owned subsidiaries, entered into a membership interest purchase and sale agreement and escrow instructions for the sale of all of the membership interests of KBSII 300-600 Campus Drive, LLC (the owner of the 300-600 Campus Drive Buildings) and KBSII 100-200 Campus Drive, LLC (the owner of the 100 & 200 Campus Drive Buildings)(together, the “Property Owners”) to a buyer (the “Purchaser”), an affiliate of Opal Holdings.
On January 22, 2020, the Company completed the sale of the membership interests in the Property Owners to the Purchaser for $311.0 million, before third-party closing costs of approximately $4.3 million and excluding disposition fees payable to the Advisor. In connection with the disposition of the Campus Drive Buildings, the Company repaid $136.1 million of the outstanding principal balance due under its Portfolio Loan Facility and the Campus Drive Buildings were released as collateral from the Portfolio Loan Facility. Additionally, on January 23, 2020, the Company used a portion of the proceeds generated by the sale of the Property Owners to repay the entire outstanding principal balance of $40.6 million due under the Corporate Centre Technology Mortgage Loan.
Plan of Liquidation
On March 5, 2020, the Company’s stockholders approved the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. For more information, see the Plan of Liquidation, which is included as an exhibit to this Annual Report on Form 10-K.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Initial Liquidating Distribution Authorized
Pursuant to the Plan of Liquidation, on March 5, 2020, the Company’s board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to the Company’s stockholders of record as of the close of business on March 5, 2020 (the “Initial Liquidating Distribution”). The Initial Liquidating Distribution will be funded from proceeds from the sale of the Campus Drive Buildings. The Company expects to pay the Initial Liquidating Distribution on or about March 10, 2020.
Since the Initial Liquidating Distribution is a liquidating distribution pursuant to the Plan of Liquidation, it will reduce the Company’s stockholders’ remaining investment in the Company and reduce the estimated future liquidating distributions per share to be received by the Company’s stockholders by $0.75 per share.
Updated Estimated Value Per Share
As disclosed in the proxy statement and as of December 9, 2019, the date the Company filed the proxy statement with the SEC, the Company estimated that, if the Company is able to successfully implement the Plan of Liquidation, the amount of cash that its stockholders would receive for each share of the Company’s common stock that they then hold could range between approximately $3.40 and $3.83 per share.
In connection with the authorization of the Initial Liquidating Distribution, on March 5, 2020, the Company’s board of directors approved an updated estimated value per share of the Company’s common stock of $2.87 (unaudited), effective March 5, 2020 (the “March 2020 Estimated Value Per Share”) to reflect the impact of the payment of the Initial Liquidating Distribution. The Company is providing the March 2020 Estimated Value Per Share to assist broker-dealers that participated in the Company’s now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
The March 2020 Estimated Value Per Share is equal to the midpoint of the estimated range of liquidating distributions of $3.40 and $3.83 per share of $3.615, reduced by the Initial Liquidating Distribution of $0.75 per share of common stock. Thus, the March 2020 Estimated Value Per Share reflects the resulting reduction of the stockholders’ remaining investment in the Company as a result of the Initial Liquidating Distribution. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Valuation Guidelines”), reduced for the impact of expected disposition costs and fees related to future dispositions of real estate and estimated corporate and other liquidation and dissolution costs not covered by the Company’s cash flow from operations.
Determination of the November 13, 2019 Estimated Value Per Share and Estimated Range in Liquidating Distributions
As disclosed in the proxy statement, the Company’s range of estimated net proceeds from liquidation of approximately $3.40 and $3.83 is based on the range in estimated value per share of the Company’s common stock of $3.55 to $3.99 approved by the Company’s board of directors on November 13, 2019, and reduced for (i) expected disposition costs and fees related to future dispositions of real estate, and (ii) estimated corporate and other liquidation and dissolution costs not covered from the Company’s cash flow from operations. The Company’s board of directors approved the November 13, 2019 estimated value per share, in part, to assist the Company in calculating the range of estimated net proceeds from liquidation. The November 13, 2019 estimated value per share of $3.79 (unaudited) is based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of certain adjustments described in this Annual Report under Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” for which estimated values were adjusted subsequent to September 30, 2019.
The methodologies and assumptions used to determine the estimated value of the Company’s assets and the estimated value of the Company’s liabilities are described in this Annual Report under Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Limitations of the March 2020 Estimated Value Per Share
As mentioned above, the Company is providing the March 2020 Estimated Value Per Share to assist broker-dealers that participated in the Company’s now-terminated initial public offering in meeting their customer account statement reporting obligations. The March 2020 Estimated Value Per Share will first appear on the March 2020 customer account statements that will be mailed in April 2020. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The March 2020 Estimated Value Per Share is not audited and does not represent the fair value of the Company’s assets less the fair value of the Company’s liabilities according to GAAP.
Accordingly, with respect to the March 2020 Estimated Value Per Share, the Company can give no assurance:
•of the amount or timing of liquidating distributions the Company will ultimately be able to pay its stockholders;
•that a stockholder would be able to resell his or her shares at the March 2020 Estimated Value Per Share;
•that an independent third-party appraiser or third-party valuation firm would agree with the March 2020 Estimated Value Per Share; or
•that the methodology used to determine the March 2020 Estimated Value Per Share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
The March 2020 Estimated Value Per Share is based on the estimated range of liquidating distributions per share to be received by the Company’s stockholders pursuant to the Plan of Liquidation, reduced by the amount of the Initial Liquidating Distribution, as described above. The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds the Company receives from the disposition of its remaining assets and due to other factors. The March 2020 Estimated Value Per Share does not reflect a discount for the fact that the Company is externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values.
Amendment and Restatement of Share Redemption Program
In connection with the approval of the Plan of Liquidation, on March 5, 2020, the board of directors approved the Company’s Tenth Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”).
The Amended Share Redemption Program changes the redemption price per share of the Company’s common stock eligible for redemption to take into account the estimated range of liquidating distributions as disclosed in the Proxy Statement and any liquidating distributions declared by the Company’s board of directors. The Amended Share Redemption Program sets the redemption price per share of the Company’s common stock eligible for redemption at (a) $3.615 (which represents the mid-point of the estimated range of liquidating distributions of $3.40 to $3.83 per share) less (b) the amount of any liquidating distributions on such share declared by the Company’s board of directors that have a record date prior to the applicable redemption date for such share. Thus, the redemption price per share of the Company’s common stock eligible for redemption on the March 31, 2020 redemption date will equal $2.87. The Company will report future redemption prices in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC.
There were no other changes in the Amended Share Redemption Program. The Amended Share Redemption Program will become effective on March 20, 2020. The Amended Share Redemption Program is filed as an exhibit to this Annual Report. The Amended Share Redemption Program continues to limit redemptions to redemptions sought in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the Amended Share Redemption Program).

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2019
(dollar amounts in thousands)

Description	Location	Ownership Percent	Encumbrances	Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (2)	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements (1)	Total		Land	Building and Improvements (1)	Total (3)
Properties Held for Investment
Willow Oaks Corporate Center	Fairfax, VA	100%	(4)	$25,300	$87,802	$113,102	$7,124	$25,300	$94,926	$120,226	$(25,842)	1986/1989/2003	08/26/2009
Union Bank Plaza	Los Angeles, CA	100%	(4)	24,000	190,232	214,232	(12,547)	24,000	177,685	201,685	(37,841)	1967	09/15/2010
Granite Tower	Denver, CO	100%	$95,350	8,850	141,438	150,288	(2,959)	8,850	138,479	147,329	(32,855)	1983	12/16/2010
Fountainhead Plaza	Tempe, AZ	100%	(4)	12,300	123,700	136,000	(16,617)	12,300	107,083	119,383	(28,724)	2011	09/13/2011
Corporate Technology Centre	San Jose, CA	100%	40,564	48,505	102,894	151,399	(2,092)	48,505	100,802	149,307	(16,061)	1999/2001	03/28/2013
Total Properties Held for Investment				118,955	646,066	765,021	(27,091)	118,955	618,975	737,930	(141,323)
Properties Held for Sale
100 & 200 Campus Drive Buildings	Florham Park, NJ	100%	(4)	10,700	188,509	199,209	(47,049)	9,461	142,699	152,160	(22,341)	1988/1989	09/09/2008
300-600 Campus Drive Buildings	Florham Park, NJ	100%	(4)	9,717	185,445	195,162	(26,773)	9,121	159,268	168,389	(28,084)	1997/1999	10/10/2008
Total Properties Held for Sale				20,417	373,954	394,371	(73,822)	18,582	301,967	320,549	(50,425)
		TOTAL		$139,372	$1,020,020	$1,159,392	$(100,913)	$137,537	$920,942	$1,058,479	$(191,748)
_____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of impairments and write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $1.3 billion (unaudited) as of December 31, 2019.
(4) These properties are security for the Portfolio Loan Facility, which had an outstanding principal balance of $281.3 million as of December 31, 2019.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2019
(in thousands)

	2019	2018	2017
Real Estate
Balance at the beginning of the year	$1,127,938	$1,207,445	$1,275,847
Improvements	59,768	35,681	16,616
Write-off of fully depreciated and fully amortized assets	(2,821)	(38,035)	(13,095)
Impairments	(14,300)	—	—
Sales	(112,106)	(77,153)	(71,923)
Balance at the end of the year	$1,058,479	$1,127,938	$1,207,445

Accumulated depreciation and amortization
Balance at the beginning of the year	$173,731	$176,576	$150,111
Depreciation and amortization expense	41,145	46,043	50,079
Write-off of fully depreciated and fully amortized assets	(2,821)	(38,035)	(13,095)
Impairments	—	—	—
Sales	(20,307)	(10,853)	(10,519)
Balance at the end of the year	$191,748	$173,731	$176,576

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 6, 2020.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 6, 2020
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 6, 2020
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 6, 2020
Stacie K. Yamane
/s/ JEFFREY A. DRITLEY	Director	March 6, 2020
Jeffrey A. Dritley
/s/ STUART A. GABRIEL, PH.D.	Director	March 6, 2020
Stuart A. Gabriel, Ph.D.
/s/ RON D. STURZENEGGER	Director	March 6, 2020
Ron D. Sturzenegger