Form 10-Q
period 2020-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2020-05-15
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Trading Symbol(s)
_______________________________________
None
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 11, 2020, there were 184,967,735 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

March 31, 2020
Assets
Real estate	$878,572
Cash and cash equivalents	15,255
Restricted cash	152
Rents and other receivables	2,010
Other assets, net	973
Total assets	$896,962
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$134,792
Notes payable	240,520
Accounts payable and accrued liabilities	6,306
Due to affiliate	71
Liabilities for estimated closing costs and disposition fees	19,896
Other liabilities	2,912
Total liabilities	404,497
Commitments and contingencies (Note 9)
Net assets in liquidation	$492,465

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2019
(Going Concern Basis)
(in thousands, except share and per share amounts)

Assets
Real estate:
Land	$118,955
Buildings and improvements	590,950
Tenant origination and absorption costs	28,025
Total real estate held for investment, cost	737,930
Less accumulated depreciation and amortization	(141,323)
Total real estate held for investment, net	596,607
Real estate held for sale, net	270,124
Total real estate, net	866,731
Cash and cash equivalents	31,674
Restricted cash	15,208
Rents and other receivables, net	82,470
Above-market leases, net	150
Assets related to real estate held for sale	39,975
Prepaid expenses and other assets	22,841
Total assets	$1,059,049
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$300,780
Notes payable related to real estate held for sale, net	115,827
Total notes payable, net	416,607
Accounts payable and accrued liabilities	68,539
Due to affiliate	59
Below-market leases, net	164
Liabilities related to real estate held for sale	10,012
Other liabilities	16,445
Total liabilities	511,826
Commitments and contingencies (Note 9)
Redeemable common stock	10,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 185,302,037 shares issued and outstanding as of December 31, 2019	1,853
Additional paid-in capital	1,662,555
Cumulative distributions in excess of net income	(1,127,185)
Total stockholders’ equity	537,223
Total liabilities and stockholders’ equity	$1,059,049

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Period from February 1, 2020 to March 31, 2020
(Liquidation Basis)
(unaudited, in thousands)

Net assets in liquidation, beginning of period	$704,404
Changes in net assets in liquidation
Change in liquidation value of real estate properties	(68,200)
Change in estimated cash flow during liquidation	2,995
Change in capital expenditures	(7,449)
Other changes, net	(408)
Net decrease in liquidation value	(73,062)
Liquidating distribution to stockholders	(138,877)
Changes in net assets in liquidation	(211,939)
Net assets in liquidation, end of period	$492,465

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except share and per share amounts)

	Month Ended January 31	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$8,107	$27,885
Other operating income	483	1,997
Total revenues	8,590	29,882
Expenses:
Operating, maintenance, and management	2,233	9,302
Real estate taxes and insurance	1,336	5,083
Asset management fees to affiliate	751	2,657
General and administrative expenses	422	1,673
Depreciation and amortization	2,586	11,785
Interest expense	1,159	4,481
Total expenses	8,487	34,981
Other income:
Other interest income	93	199
Loss from extinguishment of debt	(87)	—
Gain on sale of real estate, net	1,935	—
Total other income	1,941	199
Net income (loss)	$2,044	$(4,900)
Net income (loss) per common share, basic and diluted	$0.01	$(0.03)
Weighted-average number of common shares outstanding, basic and diluted	185,299,655	186,376,862

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Month Ended January 31, 2020 and the Three Months Ended March 31, 2019 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2019	185,302,037	$1,853	$1,662,555	$(1,127,185)	$537,223
Net income	—	—	—	2,044	2,044
Redemptions of common stock	(73,817)	(1)	(279)	—	(280)
Transfers from redeemable common stock	—	—	280	—	280
Balance, January 31, 2020	185,228,220	$1,852	$1,662,556	$(1,125,141)	$539,267

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2018	186,464,794	$1,865	$1,667,897	$(1,008,288)	$661,474
Net loss	—	—	—	(4,900)	(4,900)
Redemptions of common stock	(275,998)	(3)	(1,364)	—	(1,367)
Transfers from redeemable common stock	—	—	1,367	—	1,367
Distributions declared	—	—	—	(11,532)	(11,532)
Balance, March 31, 2019	186,188,796	$1,862	$1,667,900	$(1,024,720)	$645,042

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

	Month Ended January 31	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$2,044	$(4,900)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,586	11,785
Deferred rent	(638)	1,788
Amortization of above- and below-market leases, net	(3)	(48)
Amortization of deferred financing costs	115	332
Loss from extinguishment of debt	87	—
Gain on sale of real estate, net	(1,935)	—
Changes in operating assets and liabilities:
Rents and other receivables	(515)	2,460
Prepaid expenses and other assets	(1,995)	(4,344)
Accounts payable and accrued liabilities	(894)	819
Due to affiliate	32	23
Other liabilities	(6,264)	(1,460)
Net cash (used in) provided by operating activities	(7,380)	6,455
Cash Flows from Investing Activities:
Proceeds from sale of real estate	302,028	—
Improvements to real estate	(2,684)	(6,221)
Net cash provided by (used in) investing activities	299,344	(6,221)
Cash Flows from Financing Activities:
Principal payments on notes payable	(176,687)	(321)
Payments to redeem common stock	(280)	(1,367)
Distributions paid to common stockholders	—	(11,564)
Net cash used in financing activities	(176,967)	(13,252)
Net increase (decrease) in cash and cash equivalents and restricted cash	114,997	(13,018)
Cash and cash equivalents and restricted cash, beginning of period	46,882	75,687
Cash and cash equivalents and restricted cash, end of period	$161,879	$62,669
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,246	$4,026
Supplemental Disclosure of Noncash Transactions:
Accrued improvements to real estate	$6,610	$5,051
Distributions payable	$—	$3,842

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
As of March 31, 2020, the Company owned four office properties and an office campus consisting of five office buildings.
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor, as amended (the “Advisory Agreement”). The Advisory Agreement is effective through May 21, 2020 and may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.
As of March 31, 2020, the Company had 185,062,935 shares of common stock issued and outstanding.
On November 13, 2019, in connection with a review of potential strategic alternatives available to the Company, a special committee composed of all of the Company’s independent directors (the “Special Committee”) and the board of directors unanimously approved the sale of all of the Company’s assets and the dissolution of the Company pursuant to the terms of the plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. On March 5, 2020, the Company’s stockholders approved the Plan of Liquidation. The Plan of Liquidation is included as an exhibit to this Quarterly Report on Form 10-Q.
COVID-19 Pandemic
Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants and the Company’s implementation of the Plan of Liquidation will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See Note 2, “Plan of Liquidation” and Note 10, “Subsequent Events” for a further discussion on the COVID-19 pandemic.

2. PLAN OF LIQUIDATION
The Plan of Liquidation authorizes the Company to undertake an orderly liquidation. In an orderly liquidation, the Company will sell all of its remaining properties, pay all of its known liabilities, provide for the payment of its unknown or contingent liabilities, distribute its remaining cash to its stockholders, wind up its operations and dissolve. The Company is authorized to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, by establishing a reserve fund or in other ways.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
The Plan of Liquidation enables the Company to sell any and all of its assets without further approval of its stockholders and provides that the amounts and timing of liquidating distributions will be determined by the Company’s board of directors or, if a liquidating trust is formed, by the trustees of the liquidating trust, in their discretion. Pursuant to applicable REIT rules, liquidating distributions the Company pays pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the March 5, 2020 approval of the plan by the Company’s stockholders. However, if the Company cannot sell its properties and pay its debts within such time period, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, the Company may transfer and assign its remaining assets to a liquidating trust. Upon such transfer and assignment, the Company’s stockholders would receive beneficial interests in the liquidating trust. The liquidating trust would pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from liquidation to the holders of beneficial interests in the liquidating trust. If the Company is not able to sell its properties and pay its debt within the 24-month period and the remaining assets are not transferred to a liquidating trust, the distributions made during the 24 months may not qualify for the dividends paid deduction and may increase the Company’s tax liability.
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. In particular, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, has had a negative impact on the economy and business activity globally. As of March 31, 2020, tenants in the mining and oil and gas extraction industry represented approximately 17% of the Company’s base rent. Tenants in this sector have been adversely impacted by the reduced demand for oil as a result of the slowdown in economic activity resulting from the pandemic spread of COVID-19 and the collapse in oil prices. In the near term, many of the Company’s tenants will suffer reductions in revenue and, depending upon the duration of quarantines and the corresponding economic slowdown, some of the Company’s tenants have or will seek rent deferrals or become unable to pay their rent. While the Company has considered the impact from COVID-19 in its net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of March 31, 2020, the extent to which the Company’s business may be affected by COVID-19 will largely depend on future developments with respect to the continued spread and treatment of the virus, and any long-term impact of this situation, even after an economic rebound, remains unclear. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, the Company’s implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. Accordingly, it is not possible to precisely predict the timing of any additional liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any additional liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of March 31, 2020.
The Company expects to comply with the requirements necessary to continue to qualify as a REIT through the completion of the liquidation process, or until such time as any remaining assets are transferred into a liquidating trust. The board of directors shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status; provided, however, that the board of directors may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including Subtopic 205-30, “Liquidation Basis of Accounting,” as indicated, and the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.
Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020 (as the approval of the Plan of Liquidation by the Company’s stockholders became imminent within the first week of February 2020 based on the results of the Company’s solicitation of proxies from its stockholders for their approval of the Plan of Liquidation). Accordingly, on February 1, 2020, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect through the disposal of assets as it carries out the Plan of Liquidation. The liquidation values of the Company’s remaining real estate properties are presented on an undiscounted basis. Estimated costs to dispose of assets and estimated capital expenditures through the anticipated disposition date of the properties have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of March 31, 2020 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale of the Company's remaining real estate properties and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
All financial results and disclosures through January 31, 2020, prior to the adoption of the liquidation basis of accounting, are presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2019, the statements of operations, the statements of stockholders’ equity and the statements of cash flows for the month ended January 31, 2020 and the comparative three months ended March 31, 2019 are presented using the going concern basis of accounting. Under the going concern basis of accounting, the Company’s consolidated financial statements included its accounts and the accounts of KBS REIT Holdings II, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.
Use of Estimates
The preparation of the unaudited consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Real Estate
Liquidation Basis of Accounting
As of February 1, 2020, the Company’s investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Company will collect through the disposal of its assets, including any residual value attributable to lease intangibles, as it carries out the Plan of Liquidation. The Company estimated the liquidation value of its investments in real estate based on internal valuation methodologies using a combination of the direct capitalization approach and discounted cash flow analyses and in one case an offer received which the Company intends to accept. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to February 1, 2020, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.
Rents and Other Receivables
In accordance with the liquidation basis of accounting, as of February 1, 2020, rents and other receivables were adjusted to their net realizable value. The Company periodically evaluates the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to the Company’s net assets in liquidation.
Revenue Recognition
Liquidation Basis of Accounting
Under the liquidation basis of accounting, the Company has accrued all income that it expects to earn through the completion of its liquidation to the extent it has a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in-place leases and projected leases through the anticipated disposition date of the property. These amounts are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.
Accrued Liquidation Costs
In accordance with the liquidation basis of accounting, the Company accrues for certain estimated liquidation costs to the extent it has a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, insurance, and distribution processing costs.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the month of January 31, 2020 and the three months ended March 31, 2019.
Distributions declared per common share were $0.062 in the aggregate for the three months ended March 31, 2019. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the period commencing January 2019 through March 2019. Pursuant to the Plan of Liquidation, on March 5, 2020, the Company’s board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to the Company’s stockholders of record as of the close of business on March 5, 2020 (the “Initial Liquidating Distribution”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of March 31, 2020, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
Upon transition to the liquidation basis of accounting on February 1, 2020, the Company accrued the following revenues and expenses expected to be incurred during liquidation (in thousands):

As of February 1, 2020
Rental income	$77,940
Other operating income	7,650
Operating, maintenance, and management	(31,311)
Real estate taxes and insurance	(11,254)
Asset management fees due to affiliate	(7,883)
General and administrative expenses	(11,810)
Interest expense	(9,000)
Other interest income	3,448
Liquidating transaction costs	(3,500)
Capital expenditures	(146,524)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(132,244)

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of March 31, 2020 is as follows (in thousands):

	February 1, 2020	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2020
Assets:
Estimated net inflows from investments in real estate	$34,025	$(9,287)	$7,975	$32,713
	34,025	(9,287)	7,975	32,713
Liabilities:
Liquidation transaction costs	(3,500)	—	—	(3,500)
Corporate expenditures	(16,245)	1,619	(6,441)	(21,067)
Capital expenditures	(146,524)	11,035	(7,449)	(142,938)
	(166,269)	12,654	(13,890)	(167,505)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(132,244)	$3,367	$(5,915)	$(134,792)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $211.9 million during the two month ended March 31, 2020 as follows:

For the Period from February 1, 2020 to March 31, 2020
Changes in net assets in liquidation
Change in liquidation value of real estate properties	$(68,200)
Change in estimated cash flow during liquidation	2,995
Change in capital expenditures	(7,449)
Other changes, net	(408)
Net decrease in liquidation value	(73,062)
Liquidating distribution to stockholders	(138,877)
Changes in net assets in liquidation	$(211,939)

Pursuant to the Plan of Liquidation, on March 5, 2020, the Company’s board of directors authorized the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to the Company’s stockholders of record as of the close of business on March 5, 2020, for an aggregate cash distribution of approximately $138.9 million, which was the primary reason for the decline in net assets in liquidation. The Initial Liquidating Distribution was paid on March 10, 2020 and was funded with proceeds from the sale of the Campus Drive Buildings.
The estimated net realizable value of real estate decreased by $68.2 million during the two months ended March 31, 2020, which was primarily driven by the Company’s investment in an office building located in Los Angeles, California (the “Union Bank Plaza”) and an office property located in Denver, Colorado (“Granite Tower”), as follows:
•Union Bank Plaza –The estimated sales price of the Union Bank Plaza decreased by approximately $28.5 million primarily due to changes in leasing projections to account for a longer lease-up period and lower projected rental rates caused by COVID-19. As of March 31, 2020, the Union Bank Plaza was 82% leased and due to the amount of vacancy, its valuation or projected sales price is more sensitive to the disruption caused by COVID-19 as compared to a fully stabilized property. Additionally, the valuation or projected sales price was adjusted to increase the terminal capitalization rates and discount rate to account for the increased risk and uncertainty in the current environment.
•Granite Tower – The estimated sales price of Granite Tower decreased by $24.5 million. While Granite Tower was 96% leased as of March 31, 2020, the property does have nearly 85,000 square feet of occupied space representing approximately 14% of the building square footage that will be vacated during the remainder of 2020. As a result, the anticipated sales price was reduced to account for a longer lease-up period and lower projected rental rates caused by COVID-19. Granite Tower is further impacted by the deteriorating oil and gas industry as its anchor tenant that occupies approximately 61% of the building square footage as of March 31, 2020 is engaged in the exploration and production of oil and gas. The valuation or projected sales price was adjusted to increase the terminal capitalization rates and discount rate to account for the increased risk and uncertainty in the current environment caused by COVID-19 and the deteriorating oil and gas industry.
•Other Properties – The estimated sales prices for the Company’s other real estate properties were adjusted to increase the terminal capitalization rates and discount rates to account for the increased risk and uncertainty caused by COVID-19 resulting in a reduction in the aggregate estimated sales prices of $15.2 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
The net assets in liquidation as of March 31, 2020 would result in the payment of additional estimated liquidating distributions of approximately $2.66 per share of common stock to the Company’s stockholders of record as of March 31, 2020. This estimate of additional liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2, “Plan of Liquidation.”

6. REAL ESTATE
As of March 31, 2020, the Company’s real estate investments were composed of four office properties and an office campus consisting of five office buildings, encompassing in the aggregate approximately 2.7 million rentable square feet. As of March 31, 2020, the Company’s real estate portfolio was 81% occupied. As of March 31, 2020, the Company’s liquidation value of real estate was $878.6 million.
As a result of adopting the liquidation basis of accounting in February 2020, as of March 31, 2020, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect through the sale of its real estate properties owned as of March 31, 2020 as it carries out its Plan of Liquidation.
Real Estate Sales
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
On January 22, 2020, the Company completed the sale of the membership interests in the Property Owners to the Purchaser for $311.0 million, before third-party closing costs of approximately $4.3 million and excluding disposition fees payable to the Advisor of $3.1 million. In connection with the disposition of the properties, the Company repaid $136.1 million of the outstanding principal balance due under its Portfolio Loan Facility and the properties were released as collateral from the Portfolio Loan Facility. Additionally, on January 23, 2020, the Company used a portion of the proceeds generated by the sale of the membership interests in the Property Owners to repay the entire outstanding principal balance of $40.6 million due under the Corporate Centre Technology Mortgage Loan. See Note 7, “Notes Payable.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
7. NOTES PAYABLE
As of March 31, 2020 and December 31, 2019, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of March 31, 2020 (1)	Effective Interest Rate as of March 31, 2020 (1)	Payment Type	Maturity Date (2)
Corporate Technology Centre Mortgage Loan (3)	$—	$40,564	(3)	(3)	(3)	(3)
Portfolio Loan Facility (4)	145,170	281,293	One-month LIBOR + 1.45%	3.0%	Interest Only	03/29/2021
Granite Tower Mortgage Loan (5)	95,350	95,350	One-month LIBOR + 1.65%	3.2%	(5)	09/01/2023
Total notes payable principal outstanding	$240,520	$417,207
Deferred financing costs, net (6)	—	(600)
Total notes payable, net	$240,520	$416,607
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2020. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2020, using interest rate indices as of March 31, 2020, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On January 23, 2020, the Company repaid the outstanding principal and accrued interest due under the Corporate Technology Centre Mortgage Loan.
(4) As of March 31, 2020, the Portfolio Loan Facility was secured by Willow Oaks Corporate Center, Union Bank Plaza and Fountainhead Plaza. As of March 31, 2020, $145.2 million of term debt of the Portfolio Loan Facility was outstanding and $48.4 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents. As of March 31, 2020, there is a one-year extension option remaining under the Portfolio Loan Facility.
(5) As of March 31, 2020, $95.4 million had been disbursed to the Company with the remaining loan balance of $49.6 million available for future disbursements, subject to certain conditions set forth in the loan agreement. Monthly payments are initially interest-only. Beginning on January 1, 2022, monthly payments for the Granite Tower Mortgage Loan will begin to include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(6) As described in Note 3, “Summary of Significant Accounting Policies - Principles of Consolidation and Basis of Presentation,” on February 1, 2020, the Company adopted the liquidation basis of accounting which requires the Company to record notes payable at their contractual amounts.
During the month ended January 31, 2020 and the three months ended March 31, 2019, the Company incurred $1.2 million and $4.5 million of interest expense, respectively. Included in interest expense for the month ended January 31, 2020 and the three months ended March 31, 2019 were $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. As of December 31, 2019, $1.2 million of interest expense was payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
8. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with KBS Capital Markets Group LLC (the “Dealer Manager”) pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc., (“Pacific Oak Strategic Opportunity REIT”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019), Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc., (“Pacific Oak Strategic Opportunity REIT II”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
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
As of January 1, 2019, the Company, together with KBS REIT III and KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2019, the Company renewed its participation in the program. The program is effective through June 30, 2020.
During the three months ended March 31, 2020 and 2019, no other business transactions occurred between the Company and KBS REIT III, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2020 and 2019, respectively, and any related amounts payable as of March 31, 2020 and December 31, 2019 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2020	2019	2020	2019
Expensed
Asset management fees (1)	$1,839	$2,657	$—	$—
Reimbursement of operating expenses (2)	76	80	71	59
Disposition fees (3)	3,082	—	—	—
	$4,997	$2,737	$71	$59
_____________________
(1) During the month ended January 31, 2020, asset management fees were $0.8 million and presented on a going concern basis. Asset management fees incurred for the two months ended March 31, 2020 were $1.0 million.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $58,000 and $63,000 for the three months ended March 31, 2020 and 2019, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2020 and 2019. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. During the month ended January 31, 2020, reimbursable operating expenses were $25,000 as presented on a going concern basis. Reimbursable operating expenses incurred for the two months ended March 31, 2020 were $33,000.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations presented on a going concern basis for the month ended January 31, 2020.

9. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the execution of the Plan of Liquidation; the disposition of real estate investments; management of the daily operations of the Company’s real estate investment portfolio; and other general and administrative responsibilities. In the event the Advisor is unable to provide any of these services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2020.
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
March 31, 2020
(unaudited)
10. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Amendment to Advisory Agreement
On May 6, 2020, the Company and the Advisor entered into an amendment to the Advisory Agreement between the parties (the “Amendment” ) to (i) remove the total operating expenses limitation and reimbursement and (ii) amend and restate Article 15, Indemnification and Limitation of Liability.
On April 7, 2020, with the approval of the Company’s stockholders, the Company amended its charter to remove the charter limit on “total operating expenses” (as defined in the charter). Similarly, the Amendment removed this operating expenses limitation and reimbursement from the Advisory Agreement.
Also on April 7, 2020, and with the approval of the Company’s stockholders, the Company amended its charter to eliminate (i) conditions and limitations on the Company’s exculpation and indemnification of its present or former directors and the Advisor and its affiliates and (ii) limitations on the Company’s ability to reimburse its present or former directors and the Advisor or its affiliates for reasonable legal expenses and other costs.
Pursuant to the Amendment, the Advisor, its affiliates and their officers, directors, managers, members, employees, partners, equity holders, agents and representatives (each, an “Advisor Party” and together, the “Advisor Parties”) will not be liable for any act or omission by an Advisor Party performed in accordance with and pursuant to the Advisory Agreement, except by reason of acts or omissions constituting gross negligence, bad faith, willful misconduct or reckless disregard of duties under the Advisory Agreement. In addition, the Amendment requires the Advisor to maintain errors and omissions insurance coverage and other insurance coverage in amounts which are customarily carried by asset managers performing functions similar to those of the Advisor under the Advisory Agreement. The Amendment further provides that the Company will reimburse, indemnify and hold harmless the Advisor Parties, to the fullest and broadest extent permitted by law and under the Company’s charter and bylaws, from and against any and all losses, claims, damages, liabilities, costs and expenses of any nature whatsoever, including, without limitation, attorney’s fees, court costs, and similar fees and expenses (“Expenses”) with respect to or arising out of the Advisory Agreement or the performance by the Advisor of its responsibilities and obligations thereunder (including any pending or threatened litigation except for any proceeding filed by a member or manager of the Advisor against the Advisor), from any acts or omission of the Advisor (including ordinary negligence and any action taken by the Advisor following a directive by the Board of Directors in its capacity as such), except with respect to Expenses with respect to or arising out of the Advisor Party’s gross negligence, bad faith or willful misconduct, or reckless disregard of its duties under the Advisory Agreement; provided, however, that to the extent an Advisor Party actually recovers insurance proceeds with respect to any matter for which the Advisor Party is entitled to indemnification, then the amount payable to such Advisor Party in respect of such matter shall be reduced by the amount of such recovered insurance proceeds. The Advisor shall reimburse, indemnify and hold harmless the Company, to the fullest and broadest extent permitted by law, from and against any and all Expenses in respect of or arising from any acts or omissions of the Advisor constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties of the Advisor under the Advisory Agreement; provided, however, that to the extent the Company actually recovers insurance proceeds with respect to any matter for which the Company is entitled to indemnification, then the amount payable to the Company in respect of such matter shall be reduced by the amount of such recovered insurance proceeds. The Amendment also contains standard provisions allowing the indemnifying party to join the defense in certain instances and provisions for advancement of expenses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
COVID-19 Pandemic
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and its liquidation, including how the pandemic will impact its tenants and the Company’s ability to sell its remaining real estate properties at the times and prices it expects. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020 with only a few tenants requesting rent deferral or abatements, the Company did decrease its real estate values by $68.2 million due to changes in leasing projections across its portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. Since April 1, 2020, several tenants have requested rent relief as a result of the pandemic, and the Company is unable to predict the impact that the pandemic will have on its business and implementation of the Plan of Liquidation due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements.
The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants and the Company’s implementation of the Plan of Liquidation will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The COVID-19 pandemic, together with the resulting restrictions on travel and quarantines imposed, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our implementation of the Plan of Liquidation (defined below), will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
•Although our board of directors and our stockholders have approved the sale of all of our assets and our dissolution pursuant to the Plan of Liquidation, we can give no assurance that we will be able to successfully implement the Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we expect. If we underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders.
•We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions.
•We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets and the amount and timing of liquidating distributions to be received by our stockholders, which risks are heightened as a result of the outbreak of COVID-19.
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
•We pay substantial fees to and expenses of our advisor and its affiliates. These payments reduce the amount of liquidating distributions our stockholders will receive.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns and the amount of liquidating distributions they receive. Since April 1, 2020, several tenants have requested rent deferral or abatements as a result of the pandemic, and therefore, we are unable to predict the impact that the pandemic will have on the financial condition, results of operations and cash flows of our tenants and us due to numerous uncertainties.
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
•Continued disruptions in the financial markets, changes in the demand for office properties and uncertain economic conditions could adversely affect our ability to successfully implement our business strategy and the Plan of Liquidation, which could reduce our stockholders’ returns and the amount of liquidating distributions they receive.
•As of March 31, 2020, we have $240.5 million of variable debt outstanding, and we may incur additional variable rate debt in the future. The interest and related payments on our variable rate debt will vary with the movement of LIBOR or other indexes. Increases in one-month LIBOR or other indexes would increase the amount of our debt payments and could reduce our stockholders’ returns and the amount of liquidating distributions they receive.
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
•During the three months ended March 31, 2020, we sold two office properties. During the year ended December 31, 2019, we sold two office properties. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase as we sell additional assets pursuant to the Plan of Liquidation.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”), and in Part II, Item 1A herein.

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
As of March 31, 2020, we owned four office properties and an office campus consisting of five office buildings.
As of March 31, 2020, we had 185,062,935 shares of common stock issued and outstanding.
On November 13, 2019, in connection with a review of potential strategic alternatives available to us, a special committee composed of all of our independent directors (the “Special Committee”) and our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of the plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. On March 5, 2020, our stockholders approved the Plan of Liquidation. The Plan of Liquidation is included as an exhibit to this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As a result of the approval of the Plan of Liquidation by our stockholders in March 2020, we adopted the liquidation basis of accounting as of February 1, 2020, as described further in Note 3, “Summary of Significant Accounting Policies - Principles of Consolidation and Basis of Presentation.”
Plan of Liquidation
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
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to we stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of March 31, 2020, the extent to which the our business may be affected by COVID-19 will largely depend on future developments with respect to the continued spread and treatment of the virus, and any long-term impact of this situation, even after an economic rebound, remains unclear. See “— Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of liquidating distributions to be received by our stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from our properties. Further, revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Reductions in revenues from our properties would adversely impact the timing of asset sales and/or the sales price we will receive for our properties. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our debt financing strategies to optimize our portfolio and the cost of our debt exposure. Most recently, the outbreak of COVID-19 has had a negative impact on the real estate market as discussed below.
COVID-19 Pandemic and Portfolio Outlook
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic is rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly. As of March 31, 2020, tenants in the mining and oil and gas extraction industry represented approximately 17% of our base rent. Tenants in this sector have been adversely impacted by the reduced demand for oil as a result of the slowdown in economic activity resulting from the pandemic spread of COVID-19 and the collapse in oil prices. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations, cash flows and liquidation.
In the near term many of our tenants will suffer reductions in revenue and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. During April we have seen an impact on our rental income. As of May 5, 2020, we had collected 96% of April rent charges, including billings related to tenant reimbursements, which is a reduction in collections of 3% from the first quarter monthly average. Further, since April 1, 2020, we had received short-term rent relief requests from several tenants, in the form of rent deferral requests or abatements, which we are evaluating on an individual basis. Any rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when shelter-in-place orders or other mandated closures are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot, however, be determined at present.
While we did not incur significant disruptions in rental income during the three months ended March 31, 2020, we did decrease our real estate values by $68.2 million due to changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. See “— Changes in Net Assets in Liquidation” for a discussion of the change in liquidation value of real estate properties. We may need to recognize additional decreases in the values of our real estate properties to the extent leasing projections and projected sales prices continue to decline at our properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations, cash flows and our liquidation due to, among other factors: health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate; reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and may result in fewer buyers seeking to acquire commercial real estate; and the potential negative impact on the health of personnel of our advisor, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.
The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants and our ability to implement our Plan of Liquidation will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations, cash flows and our liquidation.
As of March 31, 2020, we had $48.4 million of revolving debt available for immediate future disbursement under our portfolio loan facility, subject to certain conditions set forth in the loan agreements. Significant reductions in rental revenue in the future may limit our ability to draw on our portfolio loan facility due to covenants described in our loan agreements. However, we believe that our cash on hand, proceeds from asset sales and proceeds available under our portfolio loan facility and mortgage loan will be sufficient to meet our liquidity needs during our liquidation.
Our business, like all businesses, is being impacted by the uncertainty regarding the COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders.

Liquidity and Capital Resources
As described above under “— Overview — Plan of Liquidation,” on March 5, 2020, our stockholders approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. We expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities and distribute the net proceeds from liquidation to our stockholders. Our principal demands for funds during our liquidation are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with the Plan of Liquidation; payments under debt obligations; Special Redemptions of common stock pursuant to our share redemption program; and payments of distributions to stockholders pursuant to the Plan of Liquidation. During our liquidation, we intend to use our cash on hand and proceeds from the sale of real estate properties as our primary sources of liquidity. To the extent available, we also intend to use cash flow generated by our real estate investments and proceeds from debt financing; however, asset sales will further reduce cash flows from these sources during the implementation of the Plan of Liquidation.
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We do not expect to make ordinary redemptions in the future. On November 13, 2019, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2020 for Special Redemptions (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of March 31, 2020, we had $9.2 million available for Special Redemptions for the remainder of 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the impact of the COVID-19 pandemic as discussed above. As of March 31, 2020, our real estate properties were 81% occupied.
For the three months ended March 31, 2020, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand and proceeds from asset sales. Operating cash needs during the same period were met with cash flow generated by our real estate. We believe that our cash on hand, proceeds from the sales of real estate properties and, to the extent available, our cash flow from operations and proceeds available under our portfolio loan facility and mortgage loan will be sufficient to meet our liquidity needs during our liquidation. Asset sales will further reduce cash flows from operations and proceeds available from debt financing during the implementation of the Plan of Liquidation.
On March 5, 2020, our board of directors authorized the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to our stockholders of record as of the close of business on March 5, 2020. This Initial Liquidating Distribution was paid on March 10, 2020 and was funded from proceeds from the sale of the Campus Drive Buildings. We do not expect to pay regular monthly distributions during the liquidating process. During the liquidating process, we intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future Special Redemptions under our share redemption program and other future capital needs.
We expect to pay multiple liquidating distribution payments to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months from March 5, 2020, the day our stockholders approved the Plan of Liquidation. However, our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. See “— Overview — Plan of Liquidation” and “—Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation.
Cash Flows from Operating Activities
During the month ended January 31, 2020, net cash used in operating activities was $7.4 million.
Cash Flows from Investing Activities
Net cash provided by investing activities was $299.3 million for the month ended January 31, 2020 and consisted of the following:
•$302.0 million of net proceeds from the sale of the Campus Drive Buildings; and
•$2.7 million used for improvements to real estate.
Cash Flows from Financing Activities
During the month ended January 31, 2020, net cash used in financing activities was $177.0 million and consisted of the following:
•$176.7 million of principal payments on notes payable; and
•$0.3 million of cash used for redemptions of common stock.

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
During the period from February 1, 2020 to March 31, 2020, cash and cash equivalents decreased by $145.8 million primarily as a result of the payment of the $138.9 million Initial Liquidating Distribution.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2020, our borrowings and other liabilities were approximately 36% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Pursuant to our stockholders' approval of the Plan of Liquidation, we adopted the liquidation basis of accounting as of February 1, 2020 (as the approval of the Plan of Liquidation by our stockholders became imminent within the first week of February 2020 based on the results of our solicitation of proxies from our stockholders for their approval of the Plan of Liquidation) and for the periods subsequent to February 1, 2020 in accordance with GAAP. Accordingly, on February 1, 2020, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we will collect through the disposal of our assets as we carry out our Plan of Liquidation. The liquidation values of our operating properties are presented on an undiscounted basis. Estimated costs to dispose of assets and estimated capital expenditures through the anticipated disposition date of the properties have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2020 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2020	2021 - 2022	2023 - 2024	Thereafter
Outstanding debt obligations (1)	$240,520	$—	$148,996	$91,524	$—
Interest payments on outstanding debt obligations (2)	$14,967	$5,604	$7,169	$2,194	$—
_____________________
(1) Amounts include principal payments only based on maturity dates as of March 31, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2020 (consisting of the contractual interest rate). We incurred interest expense of $1.1 million, excluding amortization of deferred financing costs of $0.1 million during the month ended January 31, 2020. During the two months ended March 31, 2020, we incurred interest expense of $1.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Changes in Net Assets in Liquidation
Period from February 1, 2020 through March 31, 2020
Net assets in liquidation decreased by approximately $211.9 million from $704.4 million on February 1, 2020 to $492.5 million on March 31, 2020. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to our stockholders of record as of the close of business on March 5, 2020, for an aggregate cash distribution of approximately $138.9 million, which was the primary reason for the decline in net assets in liquidation. The Initial Liquidating Distribution was paid on March 10, 2020 and was funded with proceeds from the sale of the Campus Drive Buildings.
The estimated net realizable value of real estate decreased by $68.2 million during the two months ended March 31, 2020, which was primarily driven by our investment in an office building located in Los Angeles, California (the “Union Bank Plaza”) and an office property located in Denver, Colorado (“Granite Tower”), as follows:
•Union Bank Plaza –The estimated sales price of the Union Bank Plaza decreased by approximately $28.5 million primarily due to changes in leasing projections to account for a longer lease-up period and lower projected rental rates caused by COVID-19. As of March 31, 2020, the Union Bank Plaza was 82% leased and due to the amount of vacancy, its valuation or projected sales price is more sensitive to the disruption caused by COVID-19 as compared to a fully stabilized property. Additionally, the valuation or projected sales price was adjusted to increase the terminal capitalization rates and discount rate to account for the increased risk and uncertainty in the current environment.
•Granite Tower – The estimated sales price of Granite Tower decreased by $24.5 million. While Granite Tower was 96% leased as of March 31, 2020, the property does have nearly 85,000 square feet of occupied space representing approximately 14% of the building square footage that will be vacated during the remainder of 2020. As a result, the anticipated sales price was reduced to account for a longer lease-up period and lower projected rental rates caused by COVID-19. Granite Tower is further impacted by the deteriorating oil and gas industry as its anchor tenant that occupies approximately 61% of the building square footage as of March 31, 2020 is engaged in the exploration and production of oil and gas. The valuation or projected sales price was adjusted to increase the terminal capitalization rates and discount rate to account for the increased risk and uncertainty in the current environment caused by COVID-19 and the deteriorating oil and gas industry.
•Other Properties – The estimated sales prices for our other real estate properties were adjusted to increase the terminal capitalization rates and discount rates to account for the increased risk and uncertainty caused by COVID-19 resulting in a reduction in their aggregate estimated sales prices of $15.2 million.

Results of Operations
In light of the adoption of liquidation basis accounting as of February 1, 2020, the results of operations for the current year period are not comparable to the prior year period. The sale of assets under the Plan of Liquidation will have a significant impact on our operations. Changes in liquidation values of our assets are discussed above under “— Changes in Net Assets in Liquidation.” See “— Overview — Plan of Liquidation” and “— Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation.
Due to the adoption of the Plan of Liquidation, we are no longer reporting funds from operations and modified funds from operations as we no longer consider these to be key performance measures.

Critical Accounting Policies
Below is a discussion of the accounting policies that management believes are or will be critical during our liquidation. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.
Subsequent to the adoption of the liquidation basis of accounting, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect through the disposal of our assets and the estimated costs to dispose of our assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Pursuant to our stockholders’ approval of the Plan of Liquidation, we adopted the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020 (as approval of the Plan of Liquidation became imminent within the first week of February 2020 based on the results of our solicitation of proxies from our stockholders for their approval of the Plan of Liquidation). Accordingly, on February 1, 2020, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we will collect through the disposal of our assets as we carry out our Plan of Liquidation. The liquidation values of our remaining real estate properties are presented on an undiscounted basis. Estimated costs to dispose of assets and estimated capital expenditures through the anticipated disposition date of the properties have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash we expect to collect through the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of March 31, 2020 are included in accounts payable and accrued liabilities, due to affiliate and other liabilities on the Condensed Consolidated Statement of Net Assets.
Real Estate
Liquidation Basis of Accounting
As of February 1, 2020, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that we will collect through the disposal of our assets, including any residual value attributable to lease intangibles, as we carry out the Plan of Liquidation. We estimated the liquidation value of our real estate investments based on internal valuation methodologies using a combination of the direct capitalization approach and discounted cash flow analyses and in one case an offer received which we intend to accept. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to February 1, 2020, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.
Rents and Other Receivables
In accordance with the liquidation basis of accounting, as of February 1, 2020, rents and other receivables were adjusted to their net realizable value. We periodically evaluate the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to our net assets in liquidation.
Revenue Recognition
Liquidation Basis of Accounting
Under the liquidation basis of accounting, we have accrued all income that we expect to earn through the completion of our liquidation to the extent we have a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in-place leases and projected leases through the anticipated disposition date of the property. These amounts are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.
Accrued Liquidation Costs
We accrue for certain estimated liquidation costs to the extent we have a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, insurance, and distribution processing costs.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Amendment to Advisory Agreement
On May 6, 2020, we and our advisor entered into an amendment to the advisory agreement between the parties (the “Amendment” ) to (i) remove the total operating expenses limitation and reimbursement and (ii) amend and restate Article 15, Indemnification and Limitation of Liability.
On April 7, 2020, with the approval of our stockholders, we amended our charter to remove the charter limit on “total operating expenses” (as defined in the charter). Similarly, the Amendment removed this operating expenses limitation and reimbursement from the advisory agreement.
Also on April 7, 2020, and with the approval of our stockholders, we amended our charter to eliminate (i) conditions and limitations on our exculpation and indemnification of our present or former directors and our advisor and its affiliates and (ii) limitations on our ability to reimburse our present or former directors and our advisor or its affiliates for reasonable legal expenses and other costs.
Pursuant to the Amendment, our advisor, its affiliates and their officers, directors, managers, members, employees, partners, equity holders, agents and representatives (each, an “Advisor Party” and together, the “Advisor Parties”) will not be liable for any act or omission by an Advisor Party performed in accordance with and pursuant to the advisory agreement, except by reason of acts or omissions constituting gross negligence, bad faith, willful misconduct or reckless disregard of duties under the advisory agreement. In addition, the Amendment requires our advisor to maintain errors and omissions insurance coverage and other insurance coverage in amounts which are customarily carried by asset managers performing functions similar to those of our advisor under the advisory agreement. The Amendment further provides that we will reimburse, indemnify and hold harmless the Advisor Parties, to the fullest and broadest extent permitted by law and under our charter and bylaws, from and against any and all losses, claims, damages, liabilities, costs and expenses of any nature whatsoever, including, without limitation, attorney’s fees, court costs, and similar fees and expenses (“Expenses”) with respect to or arising out of the advisory agreement or the performance by our advisor of its responsibilities and obligations thereunder (including any pending or threatened litigation except for any proceeding filed by a member or manager of our advisor against our advisor), from any acts or omission of our advisor (including ordinary negligence and any action taken by our advisor following a directive by the Board of Directors in its capacity as such), except with respect to Expenses with respect to or arising out of the Advisor Party’s gross negligence, bad faith or willful misconduct, or reckless disregard of its duties under the advisory agreement; provided, however, that to the extent an Advisor Party actually recovers insurance proceeds with respect to any matter for which the Advisor Party is entitled to indemnification, then the amount payable to such Advisor Party in respect of such matter shall be reduced by the amount of such recovered insurance proceeds. Our advisor shall reimburse, indemnify and hold us harmless, to the fullest and broadest extent permitted by law, from and against any and all Expenses in respect of or arising from any acts or omissions of our advisor constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties of our advisor under the advisory agreement; provided, however, that to the extent we actually recover insurance proceeds with respect to any matter for which we are entitled to indemnification, then the amount payable to us in respect of such matter shall be reduced by the amount of such recovered insurance proceeds. The Amendment also contains standard provisions allowing the indemnifying party to join the defense in certain instances and provisions for advancement of expenses.
COVID-19 Pandemic
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and our liquidation, including how the pandemic will impact our tenants and our ability to sell our remaining real estate properties at the times and prices we expect. While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020 with only a few tenants requesting rent deferral or abatements, we did decrease our real estate values by $68.2 million due to changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. Many of our tenants have experienced disruptions in their business, some more severely than others. Since April 1, 2020, several tenants have requested rent relief as a result of the pandemic, and we are unable to predict the impact that the pandemic will have on our business and implementation of the Plan of Liquidation due to numerous uncertainties. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements.
The extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our implementation of the Plan of Liquidation will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, to fund the financing and refinancing of our real estate portfolio and to fund our operations. Our profitability and the value of our portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs.
As of March 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $240.5 million of variable rate debt outstanding. Movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. Based on interest rates as of March 31, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2021, interest expense on our variable rate debt would increase or decrease by $2.4 million.
The weighted-average interest rate of our variable rate debt as of March 31, 2020 was 3.1%. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2020, using interest rate indices as of March 31, 2020, where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook — Real Estate and Real Estate Finance Markets” herein and the risks discussed under Part II, Item 1A herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Other Matters
In connection with the adoption of liquidation basis accounting, during the most recent quarter (i) certain of our internal controls over financial reporting became no longer relevant primarily relating to asset impairments and (ii) we adopted additional internal controls over financial reporting primarily with respect to the calculations of our asset values for liquidation basis accounting purposes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, financial condition, results of operations, cash flows and liquidation and the markets and communities in which we and our tenants operate.
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic is rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly. As of March 31, 2020, tenants in the mining and oil and gas extraction industry represented approximately 17% of our base rent. Tenants in this sector have been adversely impacted by the reduced demand for oil as a result of the slowdown in economic activity resulting from the pandemic spread of COVID-19 and the collapse in oil prices. Many experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or recession. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations, cash flows or liquidation.
The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations, cash flows and our liquidation due to, among other factors:
•health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease;
•disruption in supply and delivery chains;
•a general decline in business activity and demand for real estate;
•reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations;
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and may result in fewer buyers seeking to acquire commercial real estate; and
•the potential negative impact on the health of our advisor’s personnel, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, operations and liquidation, our tenant’s business and operations or the global economy as a whole. In the near term many of our tenants will suffer reductions in revenue and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. During April 2020, we have seen an impact on our rental income. As of May 5, 2020, we had collected 96% of April rent charges, including billings related to tenant reimbursements, which is a reduction in collections of 3% from the first quarter monthly average. Further, since April 1, 2020, we had received short-term rent relief requests from several tenants, in the form of rent deferral requests or abatements, which we are evaluating on an individual basis. April 2020 collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on the rental income from our properties for the second quarter of 2020 and thereafter cannot be determined at present. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business and our implementation of the Plan of Liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b)Not applicable.
c)Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:
•During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On November 13, 2019, our board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2020 of $10.0 million in the aggregate (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
In connection with the approval by our stockholders of the Plan of Liquidation, on March 5, 2020, our board of directors approved the Tenth Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”). The Amended Share Redemption Program became effective on March 20, 2020.
Prior to effectiveness of the Amended Share Redemption Program, the redemption price for redemptions made in connection with a Special Redemption was equal to the most recent estimated value per share of our common stock as of the redemption date. On November 13, 2019, our board of directors approved an estimated value per share of our common stock of $3.79 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2019, except for certain items for which estimated values were adjusted subsequent to September 30, 2019. The change in redemption price became effective for the November 2019 redemption date, which was November 29, 2019, and was effective through the February 2020 redemption date, which was February 28, 2020. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2020.
The Amended Share Redemption Program changes the redemption price per share of our common stock eligible for Special Redemptions to take into account the estimated range of liquidating distributions as disclosed in our Definitive Proxy Statement, filed with the SEC on December 9, 2019, and any liquidating distributions declared by our board of directors. The Amended Share Redemption Program sets the redemption price per share of our common stock eligible for redemption at (a) $3.615 (which represents the mid-point of the estimated range of liquidating distributions of $3.40 to $3.83 per share) less (b) the amount of any liquidating distributions on such share declared by our board of directors that have a record date prior to the applicable redemption date for such share. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized the Initial Liquidating Distribution on the outstanding shares of our common stock to our stockholders of record as of the close of business on March 5, 2020, with the amount per share of the Initial Liquidating Distribution equal to $0.75. The Initial Liquidating Distribution was paid on March 10, 2020. Therefore, effective commencing with the March 31, 2020 redemption date, the redemption price for all shares eligible for redemption is equal to $2.87.
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
The only redemptions we made under our share redemption program during the three months ended March 31, 2020 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the three months ended March 31, 2020 with existing cash on hand.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
During the three months ended March 31, 2020, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	73,817	$3.79	(3)
February 2020	59,451	$3.79	(3)
March 2020	105,833	$2.87	(3)
Total	239,101
_____________________
(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009), on March 11, 2011 (which amendment became effective on April 10, 2011), on May 18, 2012 (which amendment became effective on June 17, 2012), on June 29, 2012 (which amendment became effective on July 29, 2012), on October 18, 2012 (which amendment became effective on November 17, 2012), on March 8, 2013 (which amendment became effective on April 7, 2013), on October 17, 2013 (which amendment became effective on November 16, 2013), on May 19, 2014 (which amendment became effective on June 18, 2014), on December 7, 2018 (which amendment became effective on January 6, 2019) and on March 6, 2020 (which amendment became effective on March 20, 2020).
(2) We describe the determination of the redemption price above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the three months ended March 31, 2020, we redeemed $0.8 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 31, 2020 redemption date. Based on the redemption limitations described above and redemptions through March 31, 2020, we may redeem up to $9.2 million of shares in connection with Special Redemptions for the remainder of 2020.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

2.1	Plan of Complete Liquidation and Dissolution of the Company dated as of March 5, 2020, incorporated by reference to Exhibit 2.1 to the Company’s Annual Report of Form 10-K, filed March 6, 2020

3.1
Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed May 28, 2008

3.2	Articles of Amendment of the Company

3.3	Fourth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 22, 2016

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

10.1	Amendment No. 1 dated May 6, 2020 to Advisory Agreement dated June 6, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 6, 2020

10.2	First Amendment to Amended and Restated Office Lease by and between KBSII 445 SOUTH FIGUEROA, LLC and MUFG UNION BANK, N.A. dated March 27, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tenth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	May 14, 2020	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 14, 2020	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)