Form 10-Q
period 2020-06-30
KBS Real Estate Investment Trust II, Inc.
filed 2020-08-12
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 10, 2020, there were 184,710,255 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
June 30, 2020
INDEX

PART I.	FINANCIAL INFORMATION		2
	Item 1.	Financial Statements	2
		Condensed Consolidated Statement of Net Assets as of June 30, 2020 (Liquidation Basis, unaudited)
		Consolidated Balance Sheet as of December 31, 2019 (Going Concern Basis)	3
		Condensed Consolidated Statement of Changes in Net Assets (Liquidation Basis, unaudited) for the Period from February 1, 2020 through June 30, 2020	4
		Consolidated Statements of Operations (Going Concern Basis, unaudited) for the Month Ended January 31, 2020 and the Three and Six Months Ended June 30, 2019	5
		Consolidated Statements of Stockholders’ Equity (Going Concern Basis, unaudited) for the Month Ended January 31, 2020 and the Three and Six Months Ended June 30, 2019	6
		Consolidated Statements of Cash Flows (Going Concern Basis, unaudited) for the Month Ended January 31, 2020 and the Six Months Ended June 30, 2019	7
		Condensed Notes to Consolidated Financial Statements as of June 30, 2020 (unaudited)	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
	Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION		33
	Item 1.	Legal Proceedings	33
	Item 1A.	Risk Factors	33
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
	Item 3.	Defaults upon Senior Securities	36
	Item 4.	Mine Safety Disclosures	36
	Item 5.	Other Information	36
	Item 6.	Exhibits	37
SIGNATURES			38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

June 30, 2020
Assets
Real estate	$806,253
Cash and cash equivalents	76,713
Restricted cash	152
Rents and other receivables	751
Other assets, net	786
Total assets	$884,655
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$122,337
Notes payable	240,520
Accounts payable and accrued liabilities	6,032
Due to affiliate	41
Liabilities for estimated closing costs and disposition fees	18,816
Other liabilities	2,834
Total liabilities	390,580
Commitments and contingencies (Note 9)
Net assets in liquidation	$494,075

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Period from February 1, 2020 to June 30, 2020
(Liquidation Basis)
(unaudited, in thousands)

Net assets in liquidation, beginning of period	$704,404
Changes in net assets in liquidation
Change in liquidation value of real estate properties after closing costs/disposition fees	(70,785)
Change in estimated cash flow during liquidation	4,168
Change in estimated capital expenditures	(3,476)
Redemptions	(1,223)
Other changes, net	(136)
Net decrease in liquidation value	(71,452)
Liquidating distribution to stockholders	(138,877)
Changes in net assets in liquidation	(210,329)
Net assets in liquidation, end of period	$494,075

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except share and per share amounts)

	Month Ended January 31	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2019
Revenues:
Rental income	$8,107	$25,792	$53,676
Other operating income	483	1,882	3,879
Total revenues	8,590	27,674	57,555
Expenses:
Operating, maintenance, and management	2,233	8,574	17,876
Real estate taxes and insurance	1,336	4,582	9,665
Asset management fees to affiliate	751	2,581	5,238
General and administrative expenses	422	1,189	2,862
Depreciation and amortization	2,586	10,218	22,003
Interest expense	1,159	4,363	8,844
Total expenses	8,487	31,507	66,488
Other income (loss):
Other interest income	93	163	363
Loss from extinguishment of debt	(87)	(306)	(306)
Gain on sale of real estate, net	1,935	30,754	30,754
Total other income	1,941	30,611	30,811
Net income	$2,044	$26,778	$21,878
Net income per common share, basic and diluted	$0.01	$0.14	$0.12
Weighted-average number of common shares outstanding, basic and diluted	185,299,655	186,052,556	186,213,813

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Month Ended January 31, 2020 and the Three and Six Months Ended June 30, 2019 (unaudited)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

	Month Ended January 31	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$2,044	$21,878
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,586	22,003
Deferred rent	(638)	3,173
Amortization of above- and below-market leases, net	(3)	(56)
Amortization of deferred financing costs	115	790
Loss from extinguishment of debt	87	306
Gain on sale of real estate, net	(1,935)	(30,754)
Changes in operating assets and liabilities:
Rents and other receivables	(515)	3,673
Prepaid expenses and other assets	(1,995)	(4,465)
Accounts payable and accrued liabilities	(894)	(2,668)
Due to affiliate	32	2
Other liabilities	(6,264)	(1,403)
Net cash (used in) provided by operating activities	(7,380)	12,479
Cash Flows from Investing Activities:
Proceeds from sale of real estate	302,028	130,285
Improvements to real estate	(2,684)	(18,848)
Net cash provided by investing activities	299,344	111,437
Cash Flows from Financing Activities:
Proceeds from note payable	—	39,000
Principal payments on notes payable	(176,687)	(71,336)
Payments of deferred financing costs	—	(625)
Payments to redeem common stock	(280)	(2,907)
Distributions paid to common stockholders	—	(106,758)
Net cash used in financing activities	(176,967)	(142,626)
Net increase (decrease) in cash and cash equivalents and restricted cash	114,997	(18,710)
Cash and cash equivalents and restricted cash, beginning of period	46,882	75,687
Cash and cash equivalents and restricted cash, end of period	$161,879	$56,977
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,246	$8,180
Supplemental Disclosure of Noncash Transactions:
Accrued improvements to real estate	$6,610	$8,609
Distributions payable	$—	$3,835

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
As of June 30, 2020, the Company owned four office properties and an office campus consisting of three office buildings.
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor, as amended (the “Advisory Agreement”). The Advisory Agreement is effective through May 21, 2021 and may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.
As of June 30, 2020, the Company had 184,814,924 shares of common stock issued and outstanding.
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
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and its liquidation, including how the pandemic is affecting its tenants and the Company’s ability to sell its remaining real estate properties at the times and prices it expects. During the six months ended June 30, 2020, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. The Company did decrease its real estate values by $70.8 million due to changes in leasing projections across its portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. During the second quarter, the Company granted rent relief to two tenants as a result of the pandemic, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, the Company is unable to predict the ultimate impact the pandemic will have on its business and implementation of the Plan of Liquidation due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements.
The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants and the Company’s implementation of the Plan of Liquidation depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, restrictions on businesses and school closures, has had a negative impact on the economy and business activity globally. As of June 30, 2020, tenants in the mining and oil and gas extraction industry represented approximately 16% of the Company’s base rent. Tenants in this sector have been adversely impacted by the reduced demand for oil as a result of the slowdown in economic activity resulting from the pandemic spread of COVID-19 and the collapse in oil prices. Many of the Company’s tenants have suffered reductions in revenue and, depending upon the duration of the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, some of the Company’s tenants have or will seek rent deferrals or become unable to pay their rent. While the Company has considered the impact from COVID-19 in its net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of June 30, 2020, the extent to which the Company’s business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, and any long-term impact of this situation, even after an economic rebound, remains unclear. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, the Company’s implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. Accordingly, it is not possible to precisely predict the timing of any additional liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any additional liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of June 30, 2020.
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
June 30, 2020
(unaudited)
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
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of June 30, 2020 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale of the Company's remaining real estate properties and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
All financial results and disclosures through January 31, 2020, prior to the adoption of the liquidation basis of accounting, are presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2019, the statements of operations, the statements of stockholders’ equity and the statements of cash flows for the month ended January 31, 2020 and the comparative three and six months ended June 30, 2019 are presented using the going concern basis of accounting. Under the going concern basis of accounting, the Company’s consolidated financial statements included its accounts and the accounts of KBS REIT Holdings II, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Real Estate
Liquidation Basis of Accounting
As of February 1, 2020, the Company’s investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Company will collect through the disposal of its assets, including any residual value attributable to lease intangibles, as it carries out the Plan of Liquidation. The Company estimated the liquidation value of its investments in real estate based on internal valuation methodologies using a combination of the direct capitalization approach and discounted cash flow analyses and an offer received which the Company subsequently accepted in the case of two office buildings. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to February 1, 2020, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the month of January 31, 2020 and the six months ended June 30, 2019.
Distributions declared per common share were $0.512 and $0.574 in the aggregate for the three and six months ended June 30, 2019. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions. On June 12, 2019, the Company’s board of directors declared a special distribution in the amount of $0.45 per share of common stock to stockholders of record as of the close of business on June 17, 2019. Other than the special distribution, distributions were based on a monthly record date for each month during the period commencing January 2019 through June 2019. Pursuant to the Plan of Liquidation, on March 5, 2020, the Company’s board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to the Company’s stockholders of record as of the close of business on March 5, 2020 (the “Initial Liquidating Distribution”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of June 30, 2020, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
Upon transition to the liquidation basis of accounting on February 1, 2020, the Company accrued the following revenues and expenses expected to be incurred during liquidation (in thousands):

As of February 1, 2020
Rental income	$77,940
Other operating income	7,650
Operating, maintenance, and management	(31,311)
Real estate taxes and insurance	(11,254)
Asset management fees due to affiliate	(7,883)
General and administrative expenses	(11,810)
Interest expense	(9,000)
Other interest income	3,448
Liquidating transaction costs	(3,500)
Capital expenditures	(146,524)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(132,244)

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of June 30, 2020 is as follows (in thousands):

	February 1, 2020	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2020
Assets:
Estimated net inflows from investments in real estate	$34,025	$(16,867)	$9,927	$27,085
	34,025	(16,867)	9,927	27,085
Liabilities:
Liquidation transaction costs	(3,500)	740	—	(2,760)
Corporate expenditures	(16,245)	4,384	(5,759)	(17,620)
Capital expenditures	(146,524)	20,958	(3,476)	(129,042)
	(166,269)	26,082	(9,235)	(149,422)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(132,244)	$9,215	$692	$(122,337)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $210.3 million during the five months ended June 30, 2020 as follows (in thousands):

For the Period from February 1, 2020 to June 30, 2020
Changes in net assets in liquidation
Change in liquidation value of real estate properties after closing costs/disposition fees	$(70,785)
Change in estimated cash flow during liquidation	4,168
Change in estimated capital expenditures	(3,476)
Redemptions	(1,223)
Other changes, net	(136)
Net decrease in liquidation value	(71,452)
Liquidating distribution to stockholders	(138,877)
Changes in net assets in liquidation	$(210,329)

Pursuant to the Plan of Liquidation, on March 5, 2020, the Company’s board of directors authorized the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to the Company’s stockholders of record as of the close of business on March 5, 2020, for an aggregate cash distribution of approximately $138.9 million, which was the largest component of the decline in net assets in liquidation. The Initial Liquidating Distribution was paid on March 10, 2020 and was funded with proceeds from the sale of the Campus Drive Buildings.
The estimated net realizable value of real estate decreased by $70.8 million during the five months ended June 30, 2020, which was primarily driven by the Company’s investment in an office building located in Los Angeles, California (the “Union Bank Plaza”) and an office property located in Denver, Colorado (“Granite Tower”), as follows:
•Union Bank Plaza –The estimated net proceeds from the sale of the Union Bank Plaza decreased by approximately $38.1 million primarily due to changes in leasing projections to account for a longer lease-up period and lower projected rental rates caused by COVID-19. As of June 30, 2020, the Union Bank Plaza was 81% leased and due to the amount of vacancy, its valuation or projected sales price is more sensitive to the disruption caused by COVID-19 as compared to a fully stabilized property. Additionally, the valuation or projected sales price was adjusted to increase the terminal capitalization rates and discount rate to account for the increased risk and uncertainty in the current environment.
•Granite Tower – The estimated net proceeds from the sale of Granite Tower decreased by approximately $24.0 million due to a reduction in the anticipated sales price to account for a longer lease-up period and lower projected rental rates caused by COVID-19. Granite Tower is further impacted by the deteriorating oil and gas industry as its anchor tenant that occupies approximately 50% of the building square footage as of June 30, 2020 is engaged in the exploration and production of oil and gas. The valuation or projected sales price was adjusted to increase the terminal capitalization rates and discount rate to account for the increased risk and uncertainty in the current environment caused by COVID-19 and the deteriorating oil and gas industry. As of June 30, 2020, Granite Tower was 86% leased.
•Other Properties – The estimated net proceeds from the sales of the Company’s other real estate properties were adjusted to increase the terminal capitalization rates and discount rates to account for the increased risk and uncertainty caused by COVID-19 resulting in a net reduction in the aggregate estimated net proceeds from sales of $8.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
The net assets in liquidation as of June 30, 2020 would result in the payment of additional estimated liquidating distributions of approximately $2.67 per share of common stock to the Company’s stockholders of record as of June 30, 2020. This estimate of additional liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2, “Plan of Liquidation.”

6. REAL ESTATE
As of June 30, 2020, the Company’s real estate investments were composed of four office properties and an office campus consisting of three office buildings, encompassing in the aggregate approximately 2.6 million rentable square feet. As of June 30, 2020, the Company’s real estate portfolio was 78% occupied. As of June 30, 2020, the Company’s liquidation value of real estate was $806.3 million.
As a result of adopting the liquidation basis of accounting in February 2020, as of June 30, 2020, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect through the sale of its real estate properties owned as of June 30, 2020 as it carries out its Plan of Liquidation.
Real Estate Sales
100 & 200 Campus Drive Buildings and 300-600 Campus Drive Buildings
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
Corporate Technology Centre - 100 Headquarters and 200 Holger
On March 28, 2013, the Company, through an indirect wholly owned subsidiary, acquired an office campus consisting of eight office buildings totaling 610,083 rentable square feet located on approximately 32.7 acres of land in San Jose, California (“Corporate Technology Centre”). In 2018, the Company completed the sale of three office buildings in Corporate Technology Centre to three separate purchasers unaffiliated with the Company or the Advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
On June 25, 2020, the Company completed the sale of two office buildings in Corporate Technology Centre containing 46,070 rentable square feet (“100 Headquarters”) and 96,640 rentable square feet (“200 Holger”), respectively, to a purchaser unaffiliated with the Company or its Advisor, for $95.2 million, or $68.5 million net of credits given to the purchaser primarily for outstanding tenant improvements and lease incentives, before third-party closing costs of approximately $0.9 million and excluding disposition fees payable to the Advisor.

7. NOTES PAYABLE
As of June 30, 2020 and December 31, 2019, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of June 30, 2020 (1)	Effective Interest Rate as of June 30, 2020 (1)	Payment Type	Maturity Date (2)
Corporate Technology Centre Mortgage Loan (3)	$—	$40,564	(3)	(3)	(3)	(3)
Portfolio Loan Facility (4)	145,170	281,293	One-month LIBOR + 1.45%	1.6%	Interest Only	03/29/2021
Granite Tower Mortgage Loan (5)	95,350	95,350	One-month LIBOR + 1.65%	1.8%	(5)	09/01/2023
Total notes payable principal outstanding	$240,520	$417,207
Deferred financing costs, net (6)	—	(600)
Total notes payable, net	$240,520	$416,607
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2020. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2020, using interest rate indices as of June 30, 2020, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On January 23, 2020, the Company repaid the outstanding principal and accrued interest due under the Corporate Technology Centre Mortgage Loan.
(4) As of June 30, 2020, the Portfolio Loan Facility was secured by Willow Oaks Corporate Center, Union Bank Plaza and Fountainhead Plaza. As of June 30, 2020, $145.2 million of term debt of the Portfolio Loan Facility was outstanding and $48.4 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents. As of June 30, 2020, there is a one-year extension option remaining under the Portfolio Loan Facility.
(5) As of June 30, 2020, $95.4 million had been disbursed to the Company with the remaining loan balance of $49.6 million available for future disbursements, subject to certain conditions set forth in the loan agreement. Monthly payments are initially interest-only. Beginning on January 1, 2022, monthly payments for the Granite Tower Mortgage Loan will begin to include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(6) As described in Note 3, “Summary of Significant Accounting Policies - Principles of Consolidation and Basis of Presentation,” on February 1, 2020, the Company adopted the liquidation basis of accounting which requires the Company to record notes payable at their contractual amounts.
During the month ended January 31, 2020 and the three and six months ended June 30, 2019, the Company incurred $1.2 million, $4.4 million and $8.8 million of interest expense, respectively. Included in interest expense for the month ended January 31, 2020 and the three and six months ended June 30, 2019 were $0.1 million, $0.5 million and $0.8 million of amortization of deferred financing costs, respectively. During the five months ended June 30, 2020, the Company incurred $2.6 million of interest expense. As of December 31, 2019, $1.2 million of interest expense was payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
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
As of January 1, 2019, the Company, together with KBS REIT III and KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2020, the Company renewed its participation in the program. The program is effective through June 30, 2021.
During the six months ended June 30, 2020 and 2019, no other business transactions occurred between the Company and KBS REIT III, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2020 and 2019, respectively, and any related amounts payable as of June 30, 2020 and December 31, 2019 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Expensed
Asset management fees (1)	$1,660	$2,581	$3,499	$5,238	$—	$—
Reimbursement of operating expenses (2)	146	73	222	153	41	59
Disposition fees (3)	685	1,334	3,767	1,334	—	—
	$2,491	$3,988	$7,488	$6,725	$41	$59
_____________________
(1) During the month ended January 31, 2020, asset management fees were $0.8 million and presented on a going concern basis. Asset management fees incurred for the five months ended June 30, 2020 were $2.7 million.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $107,000 and $52,000 for the three months ended June 30, 2020 and 2019, respectively, and $165,000 and $115,000 for the six months ended June 30, 2020 and 2019, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the six months ended June 30, 2020 and 2019. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. During the month ended January 31, 2020, reimbursable operating expenses were $31,000 as presented on a going concern basis. Reimbursable operating expenses incurred for the five months ended June 30, 2020 were $191,000.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2020.
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
June 30, 2020
(unaudited)
10. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Second Liquidating Distribution
Pursuant to the terms of the Company’s Plan of Liquidation, on July 31, 2020, the Company’s board of directors authorized a second liquidating distribution in the amount of $0.25 per share of common stock to the Company’s stockholders of record as of the close of business on August 3, 2020 (the “Second Liquidating Distribution”). The Second Liquidating Distribution was funded from proceeds from the sale of two office buildings in Corporate Technology Centre - 100 Headquarters and 200 Holger. The Company paid the Second Liquidating Distribution on August 7, 2020.
Since the Second Liquidating Distribution is a liquidating distribution pursuant to the Plan of Liquidation, it will reduce the Company’s stockholders’ remaining investment in the Company and reduce the estimated future liquidating distributions per share to be received by the Company’s stockholders by $0.25 per share.
Updated Estimated Value Per Share
In connection with the authorization of the Second Liquidating Distribution, on July 31, 2020, the Company’s board of directors approved an updated estimated value per share of the Company’s common stock of $2.41, effective August 7, 2020 (the “August 2020 Estimated Value Per Share”), to reflect the impact of the payment of the Second Liquidating Distribution. The Company is providing the August 2020 Estimated Value Per Share to assist broker-dealers that participated in the Company’s now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
The August 2020 Estimated Value Per Share is equal to the midpoint of the estimated range of liquidating distributions of $3.40 and $3.83 per share of $3.615 reduced by (i) the Company’s authorization of the Initial Liquidating Distribution of $0.75 per share of common stock to the Company’s stockholders of record as of March 5, 2020, which was paid on March 10, 2020, (ii) an estimated decrease in the net value of the Company’s remaining real estate properties and other net assets held as of June 9, 2020 of $0.21 per share due to the impact of the COVID-19 pandemic on leasing projections, projected rental rates, hold periods and the resulting ultimate estimated impact on sales prices of the real estate properties, and (iii) the Company’s authorization of the Second Liquidating Distribution of $0.25 per share of common stock. Thus, the August 2020 Estimated Value Per Share reflects the resulting reduction of the stockholders’ remaining investment in the Company.
Determination of the November 13, 2019 Estimated Value Per Share and Estimated Range in Liquidating Distributions
As disclosed in the Company’s Definitive Proxy Statement, filed with the SEC on December 9, 2019 (the “Proxy Statement”), the Company’s range of estimated net proceeds from liquidation of approximately $3.40 and $3.83 was based on the range in estimated value per share of the Company’s common stock of $3.55 to $3.99 approved by the Company’s board of directors on November 13, 2019, and reduced for (i) expected disposition costs and fees related to future dispositions of real estate, and (ii) estimated corporate and other liquidation and dissolution costs not covered from the Company’s cash flow from operations. The Company’s board of directors approved the November 13, 2019 estimated value per share, in part, to assist the Company in calculating the range of estimated net proceeds from liquidation. The November 13, 2019 estimated value per share of $3.79 was based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of certain adjustments described in Item 8.01 of the Current Report on Form 8-K, filed with the SEC on November 15, 2019 (the “Valuation 8-K”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
The November 13, 2019 estimated value per share was based upon the recommendation and valuation prepared by the Company’s Advisor. The Advisor’s valuation of the Company’s seven real estate properties held as of November 13, 2019 was based on (i) appraisals of five of the Company’s real estate properties (the “Appraised Properties”) performed by CBRE, Inc. (“CBRE”), an independent third-party valuation firm, and (ii) the contractual sales price less estimated closing credits of two properties that were under contract to sell subsequent to September 30, 2019. The Advisor performed valuations with respect to the Company’s cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of the Company’s assets and the estimated value of the Company’s liabilities are described in the Valuation 8-K. The November 13, 2019 valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines.
Limitations of the August 2020 Estimated Value Per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The August 2020 Estimated Value Per Share is not audited and does not represent the fair value of the Company’s assets less the fair value of the Company’s liabilities according to GAAP.
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, the Company’s implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. No assurance can be given that any additional liquidating distributions the Company pays to its stockholders will equal or exceed the August 2020 Estimated Value Per Share. See Note 1, “COVID-19 Pandemic,” Note 2, “Plan of Liquidation” and with respect to the limitations of the August 2020 Estimated Value Per Share, the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2020.
Share Redemption Program
The Company’s share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). In accordance with the Company’s share redemption program, these Special Redemptions are made at a price per share equal to the Company’s most recent estimated value per share as of the applicable redemption date, provided that if the Company’s board of directors has declared liquidating distributions on such share with a record date prior to the applicable redemption date for such share and the most recent estimated value per share has not been updated to reflect the reduction for such liquidating distributions, then the redemption price per share will be reduced to reflect the amount of such liquidating distributions. Thus, the redemption price per share of the Company’s common stock eligible for redemption on the August 31, 2020 redemption date will equal $2.41. The Company will report future redemption prices in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, restrictions on businesses and school closures, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our implementation of the Plan of Liquidation (defined below) depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns and the amount of liquidating distributions they receive. During the second quarter, we granted rent relief to two tenants as a result of the pandemic, and these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, we are unable to predict the impact that the pandemic will have on the financial condition, results of operations and cash flows of our tenants and us due to numerous uncertainties.
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
•As of June 30, 2020, we have $240.5 million of variable debt outstanding, and we may incur additional variable rate debt in the future. The interest and related payments on our variable rate debt will vary with the movement of LIBOR or other indexes. Increases in one-month LIBOR or other indexes would increase the amount of our debt payments and could reduce our stockholders’ returns and the amount of liquidating distributions they receive.
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
•During the six months ended June 30, 2020, we sold two office properties and two office buildings that were part of a five-building office campus. During the year ended December 31, 2019, we sold two office properties. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase as we sell additional assets pursuant to the Plan of Liquidation.
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
As of June 30, 2020, we owned four office properties and an office campus consisting of three office buildings.
As of June 30, 2020, we had 184,814,924 shares of common stock issued and outstanding.

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
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of June 30, 2020, the extent to which our business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, and any long-term impact of this situation, even after an economic rebound, remains unclear. See “— Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of liquidating distributions to be received by our stockholders.

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
COVID-19 Pandemic and Portfolio Outlook
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, including the United States, have reacted by imposing measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly. As of June 30, 2020, tenants in the mining and oil and gas extraction industry represented approximately 16% of our base rent. Tenants in this sector have been adversely impacted by the reduced demand for oil as a result of the slowdown in economic activity resulting from the pandemic spread of COVID-19 and the collapse in oil prices. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations, cash flows and liquidation.
Many of our tenants have suffered reductions in revenue and, depending upon the duration of the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. Rent collections for the second quarter of 2020 were approximately 97%. As of August 7, 2020, we had collected approximately 99% of July rent charges. We continue to evaluate short-term rent relief requests from several tenants, in the form of rent deferral requests or abatements, which we are evaluating on an individual basis. Any rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when shelter-in-place orders or other mandated closures are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the third quarter of 2020 and thereafter cannot, however, be determined at present.
During the six months ended June 30, 2020, we did not experience significant disruptions in rental income. We did, however, decrease our real estate values by $70.8 million due to changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. See “— Changes in Net Assets in Liquidation” for a discussion of the change in liquidation value of real estate properties. We may need to recognize additional decreases in the values of our real estate properties to the extent leasing projections and projected sales prices continue to decline at our properties.

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
The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants and our ability to implement our Plan of Liquidation depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations, cash flows and our liquidation.
As of June 30, 2020, we had $48.4 million of revolving debt available for immediate future disbursement under our portfolio loan facility, subject to certain conditions set forth in the loan agreements. Significant reductions in rental revenue in the future may limit our ability to draw on our portfolio loan facility due to covenants described in our loan agreements. However, we believe that our cash on hand, proceeds from asset sales and proceeds available under our portfolio loan facility and mortgage loan will be sufficient to meet our liquidity needs during our liquidation.
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
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We do not expect to make ordinary redemptions in the future. On November 13, 2019, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2020 for Special Redemptions (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of June 30, 2020, we had $8.5 million available for Special Redemptions for the remainder of 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the impact of the COVID-19 pandemic as discussed above. As of June 30, 2020, our real estate properties were 78% occupied.
For the six months ended June 30, 2020, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand and proceeds from asset sales. Operating cash needs during the same period were met with cash flow generated by our real estate. We believe that our cash on hand, proceeds from the sales of real estate properties and, to the extent available, our cash flow from operations and proceeds available under our portfolio loan facility and mortgage loan will be sufficient to meet our liquidity needs during our liquidation. Asset sales will further reduce cash flows from operations and proceeds available from debt financing during the implementation of the Plan of Liquidation.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the period from February 1, 2020 to June 30, 2020, cash and cash equivalents decreased by $84.8 million primarily as a result of the payment of the $138.9 million Initial Liquidating Distribution offset by $66.9 million of net proceeds from the sale of two buildings in Corporate Technology Centre on June 25, 2020.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2020, our borrowings and other liabilities were approximately 34% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2020 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2020	2021 - 2022	2023 - 2024	Thereafter
Outstanding debt obligations (1)	$240,520	$—	$150,328	$90,192	$—
Interest payments on outstanding debt obligations (2)	$7,279	$2,056	$4,008	$1,215	$—
_____________________
(1) Amounts include principal payments only based on maturity dates as of June 30, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2020 (consisting of the contractual interest rate). We incurred interest expense of $1.1 million, excluding amortization of deferred financing costs of $0.1 million during the month ended January 31, 2020. During the five months ended June 30, 2020, we incurred interest expense of $2.6 million.

Changes in Net Assets in Liquidation
Period from February 1, 2020 through June 30, 2020
Net assets in liquidation decreased by approximately $210.3 million from $704.4 million on February 1, 2020 to $494.1 million on June 30, 2020. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to our stockholders of record as of the close of business on March 5, 2020, for an aggregate cash distribution of approximately $138.9 million, which was the largest component of the decline in net assets in liquidation. The Initial Liquidating Distribution was paid on March 10, 2020 and was funded with proceeds from the sale of the Campus Drive Buildings.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The estimated net realizable value of real estate decreased by $70.8 million during the five months ended June 30, 2020, which was primarily driven by our investment in an office building located in Los Angeles, California (the “Union Bank Plaza”) and an office property located in Denver, Colorado (“Granite Tower”), as follows:
•Union Bank Plaza –The estimated net proceeds from the sale of the Union Bank Plaza decreased by approximately $38.1 million primarily due to changes in leasing projections to account for a longer lease-up period and lower projected rental rates caused by COVID-19. As of June 30, 2020, the Union Bank Plaza was 81% leased and due to the amount of vacancy, its valuation or projected sales price is more sensitive to the disruption caused by COVID-19 as compared to a fully stabilized property. Additionally, the valuation or projected sales price was adjusted to increase the terminal capitalization rates and discount rate to account for the increased risk and uncertainty in the current environment.
•Granite Tower – The estimated net proceeds from the sale of Granite Tower decreased by approximately $24.0 million due to a reduction in the anticipated sales price to account for a longer lease-up period and lower projected rental rates caused by COVID-19. Granite Tower is further impacted by the deteriorating oil and gas industry as its anchor tenant that occupies approximately 50% of the building square footage as of June 30, 2020 is engaged in the exploration and production of oil and gas. The valuation or projected sales price was adjusted to increase the terminal capitalization rates and discount rate to account for the increased risk and uncertainty in the current environment caused by COVID-19 and the deteriorating oil and gas industry. As of June 30, 2020, Granite Tower was 86% leased.
•Other Properties – The estimated net proceeds from the sales of our other real estate properties were adjusted to increase the terminal capitalization rates and discount rates to account for the increased risk and uncertainty caused by COVID-19 resulting in a reduction in their aggregate estimated net proceeds from sales of $8.7 million.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash we expect to collect through the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of June 30, 2020 are included in accounts payable and accrued liabilities, due to affiliate and other liabilities on the Condensed Consolidated Statement of Net Assets.
Real Estate
Liquidation Basis of Accounting
As of February 1, 2020, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that we will collect through the disposal of our assets, including any residual value attributable to lease intangibles, as we carry out the Plan of Liquidation. We estimated the liquidation value of our real estate investments based on internal valuation methodologies using a combination of the direct capitalization approach and discounted cash flow analyses and an offer received which we subsequently accepted in the case of two office buildings. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to February 1, 2020, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.
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
Second Liquidating Distribution
Pursuant to the terms of our Plan of Liquidation, on July 31, 2020, our board of directors authorized a second liquidating distribution in the amount of $0.25 per share of common stock to our stockholders of record as of the close of business on August 3, 2020 (the “Second Liquidating Distribution”). The Second Liquidating Distribution was funded from proceeds from the sale of two office buildings in Corporate Technology Centre - 100 Headquarters and 200 Holger. We paid the Second Liquidating Distribution on August 7, 2020.
Since the Second Liquidating Distribution is a liquidating distribution pursuant to the Plan of Liquidation, it will reduce our stockholders’ remaining investment in us and reduce the estimated future liquidating distributions per share to be received by our stockholders by $0.25 per share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Updated Estimated Value Per Share
In connection with the authorization of the Second Liquidating Distribution, on July 31, 2020, our board of directors approved an updated estimated value per share of our common stock of $2.41, effective August 7, 2020 (the “August 2020 Estimated Value Per Share”), to reflect the impact of the payment of the Second Liquidating Distribution. We are providing the August 2020 Estimated Value Per Share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
The August 2020 Estimated Value Per Share is equal to the midpoint of the estimated range of liquidating distributions of $3.40 and $3.83 per share of $3.615 reduced by (i) our authorization of the Initial Liquidating Distribution of $0.75 per share of common stock to our stockholders of record as of March 5, 2020, which was paid on March 10, 2020, (ii) an estimated decrease in the net value of our remaining real estate properties and other net assets held as of June 9, 2020 of $0.21 per share due to the impact of the COVID-19 pandemic on leasing projections, projected rental rates, hold periods and the resulting ultimate estimated impact on sales prices of the real estate properties, and (iii) our authorization of the Second Liquidating Distribution of $0.25 per share of common stock. Thus, the August 2020 Estimated Value Per Share reflects the resulting reduction of our stockholders’ remaining investment us.
Determination of the November 13, 2019 Estimated Value Per Share and Estimated Range in Liquidating Distributions
As disclosed in our Definitive Proxy Statement, filed with the SEC on December 9, 2019 (the “Proxy Statement”), our range of estimated net proceeds from liquidation of approximately $3.40 and $3.83 was based on the range in estimated value per share of our common stock of $3.55 to $3.99 approved by our board of directors on November 13, 2019, and reduced for (i) expected disposition costs and fees related to future dispositions of real estate, and (ii) estimated corporate and other liquidation and dissolution costs not covered from our cash flow from operations. Our board of directors approved the November 13, 2019 estimated value per share, in part, to assist us in calculating the range of estimated net proceeds from liquidation. The November 13, 2019 estimated value per share of $3.79 was based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of certain adjustments described in Item 8.01 of the Current Report on Form 8-K, filed with the SEC on November 15, 2019 (the “Valuation 8-K”).
The November 13, 2019 estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our seven real estate properties held as of November 13, 2019 was based on (i) appraisals of five of our real estate properties (the “Appraised Properties”) performed by CBRE, Inc. (“CBRE”), an independent third-party valuation firm, and (ii) the contractual sales price less estimated closing credits of two properties that were under contract to sell subsequent to September 30, 2019. Our advisor performed valuations with respect to our cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described in the Valuation 8-K. The November 13, 2019 valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines.
Limitations of the August 2020 Estimated Value Per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The August 2020 Estimated Value Per Share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. No assurance can be given that any additional liquidating distributions we pay to our stockholders will equal or exceed the August 2020 Estimated Value Per Share. See “–Overview - Plan of Liquidation,” “–Market Outlook - Real Estate and Finance Markets - COVID-19 Pandemic and Portfolio Outlook” and, with respect to the limitations of the August 2020 Estimated Value Per Share, our Current Report on Form 8-K filed with the SEC on August 3, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Share Redemption Program
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). In accordance with our share redemption program, these Special Redemptions are made at a price per share equal to our most recent estimated value per share as of the applicable redemption date, provided that if our board of directors has declared liquidating distributions on such share with a record date prior to the applicable redemption date for such share and the most recent estimated value per share has not been updated to reflect the reduction for such liquidating distributions, then the redemption price per share will be reduced to reflect the amount of such liquidating distributions. Thus, the redemption price per share of our common stock eligible for redemption on the August 31, 2020 redemption date will equal $2.41. We will report future redemption prices in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC.

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
As of June 30, 2020, we were exposed to market risks related to fluctuations in interest rates on $240.5 million of variable rate debt outstanding. Movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. Based on interest rates as of June 30, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2021, interest expense on our variable rate debt would increase or decrease by $2.4 million.
The weighted-average interest rate of our variable rate debt as of June 30, 2020 was 1.7%. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2020, using interest rate indices as of June 30, 2020, where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Other Matters
In connection with the adoption of liquidation basis accounting, during the first quarter of 2020 (i) certain of our internal controls over financial reporting became no longer relevant primarily relating to asset impairments and (ii) we adopted additional internal controls over financial reporting primarily with respect to the calculations of our asset values for liquidation basis accounting purposes.

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
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, including the United States, have reacted by imposing measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly. As of June 30, 2020, tenants in the mining and oil and gas extraction industry represented approximately 16% of our base rent. Tenants in this sector have been adversely impacted by the reduced demand for oil as a result of the slowdown in economic activity resulting from the pandemic spread of COVID-19 and the collapse in oil prices. Many experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or recession. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations, cash flows or liquidation.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, operations and liquidation, our tenants’ businesses and operations or the global economy as a whole. Many of our tenants have suffered reductions in revenue and, depending upon the duration of the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. Subsequent to June 30, 2020, we have not seen a material impact on our rent collections. As of August 7, 2020, we had collected approximately 99% of July rent charges. We continue to evaluate short-term rent relief requests from several tenants, in the form of rent deferral requests or abatements, which we are evaluating on an individual basis. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on the rental income from our properties for the third quarter of 2020 and thereafter cannot be determined at present. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business and our implementation of the Plan of Liquidation.

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
The Amended Share Redemption Program changes the redemption price per share of our common stock eligible for Special Redemptions to take into account the estimated range of liquidating distributions as disclosed in our Definitive Proxy Statement, filed with the SEC on December 9, 2019, and any liquidating distributions declared by our board of directors. The Amended Share Redemption Program sets the redemption price per share of our common stock eligible for redemption at (a) $3.615 (which represents the mid-point of the estimated range of liquidating distributions of $3.40 to $3.83 per share) less (b) the amount of any liquidating distributions on such share declared by our board of directors that have a record date prior to the applicable redemption date for such share. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized the Initial Liquidating Distribution on the outstanding shares of our common stock to our stockholders of record as of the close of business on March 5, 2020, with the amount per share of the Initial Liquidating Distribution equal to $0.75. The Initial Liquidating Distribution was paid on March 10, 2020. Therefore, effective commencing with the March 31, 2020 redemption date, the redemption price for all shares eligible for redemption was equal to $2.87 (the “March 2020 Estimated Value Per Share”), which was effective through the May 29, 2020 redemption date.
On June 15, 2020, our board of directors approved an updated estimated value per share of our common stock of $2.66, effective June 9, 2020 (the “June 2020 Estimated Value Per Share”). In connection with the approval of the June 2020 Estimated Value Per Share, on June 15, 2020, our board of directors approved the Eleventh Amended and Restated Share Redemption Program (the “11th Amended Share Redemption Program”), which became effective on June 30, 2020. The 11th Amended Share Redemption Program sets the redemption price per share of our common stock eligible for redemption at our most recent estimated value per share as of the applicable redemption date, provided that if our board of directors has declared liquidating distributions on such share with a record date prior to the applicable redemption date for such share and the most recent estimated value per share has not been updated to reflect the reduction for such liquidating distributions, then the redemption price per share will be reduced to reflect the amount of such liquidating distributions. Thus, effective commencing with the June 30, 2020 redemption date, the redemption price for all shares eligible for redemption was equal to $2.66, which was effective through the July 31, 2020 redemption date.
In connection with the authorization of an August 2020 liquidating distribution, the share redemption program pricing was adjusted for the August 31, 2020 redemption date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events.”
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
The only redemptions we made under our share redemption program during the six months ended June 30, 2020 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the six months ended June 30, 2020 with existing cash on hand.
During the six months ended June 30, 2020, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	73,817	$3.79	(3)
February 2020	59,451	$3.79	(3)
March 2020	105,833	$2.87	(3)
April 2020	95,201	$2.87	(3)
May 2020	70,368	$2.87	(3)
June 2020	82,443	$2.66	(3)
Total	487,113
_____________________
(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009), on March 11, 2011 (which amendment became effective on April 10, 2011), on May 18, 2012 (which amendment became effective on June 17, 2012), on June 29, 2012 (which amendment became effective on July 29, 2012), on October 18, 2012 (which amendment became effective on November 17, 2012), on March 8, 2013 (which amendment became effective on April 7, 2013), on October 17, 2013 (which amendment became effective on November 16, 2013), on May 19, 2014 (which amendment became effective on June 18, 2014), on December 7, 2018 (which amendment became effective on January 6, 2019), on March 6, 2020 (which amendment became effective on March 20, 2020) and on June 16, 2020 (which amendment became effective on June 30, 2020).
(2) We describe the determination of the redemption price above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. For the six months ended June 30, 2020, we redeemed $1.5 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 30, 2020 redemption date. Based on the redemption limitations described above and redemptions through June 30, 2020, we may redeem up to $8.5 million of shares in connection with Special Redemptions for the remainder of 2020.

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

3.2	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed May 15, 2020

3.3	Fourth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 22, 2016

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

10.1	Amendment No. 1 dated May 6, 2020 to Advisory Agreement dated June 6, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 6, 2020

10.2	Advisory Agreement dated May 21, 2020, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed May 28, 2020

10.3	Advisory Agreement dated June 24, 2020, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed June 29, 2020

10.4	Eighteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated May 14, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tenth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

99.2	Eleventh Amended and Restated Share Redemption Program

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	August 12, 2020	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	August 12, 2020	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)