Form 10-K
period 2020-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2021-03-12
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On March 5, 2020, the Registrant’s stockholders approved the Registrant’s Plan of Complete Liquidation and Dissolution of the Company (the “Plan of Liquidation”). Pursuant to the Plan of Liquidation, from March 5, 2020 to December 31, 2020, the Registrant’s board of directors authorized three liquidating distributions. On June 15, 2020, the Registrant’s board of directors approved an estimated value per share of the Registrant’s common stock of $2.66 (unaudited), effective June 9, 2020. For a description of the methodologies and assumptions used in the determination of the June 2020 estimated value per share, see the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2020. On March 11, 2021, the Registrant’s board of directors approved an estimated value per share of the Registrant’s common stock of $2.07 (unaudited). For a description of the methodologies and assumptions used in the determination of the March 2021 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 184,792,244 shares of common stock held by non-affiliates as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 8, 2021, there were 184,111,590 outstanding shares of common stock of the Registrant.

FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. These include statements about our plans, strategies and Plan of Liquidation (defined herein) and these statements are subject to known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and in Part I, Item 1A of this Annual Report on Form 10-K (the “Annual Report”).

SUMMARY RISK FACTORS
The following is a summary of the principal risks that could adversely affect our business, financial condition, operations and the Company’s implementation of the Plan of Liquidation. This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all the risks that we face. For additional discussion of the risks summarized below and a discussion of other risks that we face, see “Risk Factors” in Part I, Item 1A of this Annual Report. You should interpret many of the risks identified in this summary and under “Risk Factors” as being heightened as a result of the ongoing and numerous adverse impacts of the novel coronavirus disease (“COVID-19”) pandemic.
•The COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our implementation of the Plan of Liquidation depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns and the amount of liquidating distributions they receive. From March 2020 through December 31, 2020, we have granted rent relief to eight tenants as a result of the pandemic, and these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, we are unable to predict the impact that the pandemic will have on the financial condition, results of operations and cash flows of our tenants and us due to numerous uncertainties.
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
•As of December 31, 2020, we had $240.5 million of variable debt outstanding, and we may incur additional variable rate debt in the future. The interest and related payments on our variable rate debt will vary with the movement of LIBOR or other indexes. Increases in one-month LIBOR or other indexes would increase the amount of our debt payments and could reduce our stockholders’ returns and the amount of liquidating distributions they receive.
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
•During the year ended December 31, 2020, we sold two office properties and four office buildings that were part of an eight-building office campus. During the year ended December 31, 2019, we sold two office properties. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase as we sell additional assets pursuant to the Plan of Liquidation.

PART I

ITEM 1. BUSINESS
Overview
KBS Real Estate Investment Trust II, Inc. (the “Company”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) and it intends to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership II, a Delaware limited partnership (the “Operating Partnership”), and their subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
As of December 31, 2020, we owned four office properties and an office building that is part of an office campus.
As of December 31, 2020, we had 184,299,500 shares of common stock issued and outstanding.
On November 13, 2019, in connection with a review of potential strategic alternatives available to us, a special committee composed of all of our independent directors (the “Special Committee”) and our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of the plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. On March 5, 2020, our stockholders approved the Plan of Liquidation. The Plan of Liquidation is included as an exhibit to this Annual Report on Form 10-K.
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
We expect to distribute substantially all of the net proceeds from liquidation to our stockholders within 24 months from March 5, 2020. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020 (the “Initial Liquidating Distribution”). On July 31, 2020, our board of directors authorized a second liquidating distribution in the amount of $0.25 per share of common stock to stockholders of record as of the close of business on August 3, 2020 (the “Second Liquidating Distribution”), and on December 24, 2020, our board of directors authorized a third liquidating distribution in the amount of $0.40 per share of common stock to stockholders of record as of the close of business on December 24, 2020 (the “Third Liquidating Distribution”). We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process. However, if we cannot sell our assets and pay our debts within 24 months from March 5, 2020, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust.

Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2020, the extent to which our business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Any long-term impact of this situation, even after an economic rebound, remains unclear. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of liquidating distributions to be received by our stockholders.
Real Estate Portfolio
Real Estate Investments
We made investments in core properties. We diversified our portfolio by investment size, investment type, investment risk and geographic region. As of December 31, 2020, our remaining portfolio of real estate properties was composed of four office properties and an office building that is part of an office campus.

The following charts illustrate the geographic diversification of our real estate portfolio based on total leased square feet and total annualized base rent as of December 31, 2020:

_____________________
(1) Annualized base rent represents contractual base rental income as of December 31, 2020, which has been annualized.
We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2020, our portfolio of real estate properties was 73% occupied. Three tenants leasing space in our portfolio of real estate properties represented more than 10% of our total annualized base rent as of December 31, 2020. See Item 2, “Properties — Concentration of Credit Risks.”

Our top ten tenants in our portfolio of real estate properties represented approximately 72.5% of our total annualized base rent as of December 31, 2020. The chart below illustrates the diversity of tenant industries in our portfolio of real estate properties based on total annualized base rent as of December 31, 2020:
_____________________
(1) Annualized base rent represents contractual base rental income as of December 31, 2020, which has been annualized.
(2) “Other professional services” includes professional services from several industries that are each individually less than 2% of total.
(3) “Other” includes any industry less than 2% of total.
As of December 31, 2020, our highest tenant industry concentrations (greater than 10% of annualized base rent) of our real estate portfolio were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	10	$16,777	27.8%
Educational Services	1	11,696	19.4%
Mining, Oil & Gas Extraction	4	10,967	18.2%
		$39,440	65.4%
_____________________
(1) Annualized base rent represents contractual base rental income as of December 31, 2020, which has been annualized. No other tenant industries accounted for more than 10% of annualized base rent.
The liquidation value of our real estate portfolio as of December 31, 2020 was $698.5 million.
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

As of December 31, 2020, we had $240.5 million of variable rate debt outstanding. As of December 31, 2020, the weighted-average interest rate of our variable debt was 1.7%. The interest rate represents the actual interest rate in effect as of December 31, 2020, using interest rate indices as of December 31, 2020, where applicable.
The following is a schedule of maturities, including principal amortization payments, for all of our notes payable outstanding as of December 31, 2020 (in thousands):

2021	$145,170
2022	5,175
2023	90,175
2024	—
Thereafter	—
$240,520

We plan to exercise our extension options available under our loan agreements, if applicable, or pay off or refinance the related notes payable prior to their maturity dates.
We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed this limitation on borrowings during any quarter of 2020. As of December 31, 2020, our borrowings and other liabilities were approximately 37% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
Competitive Market Factors
We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. In addition, the COVID-19 pandemic caused many tenants to re-evaluate their space needs, resulting in a significant increase in sublease space available in the office market from tenants wanting to unload un-needed space. We face competition from these tenants, who may be more willing to offer significant discounts to prospective subtenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to successfully implement the Plan of Liquidation may be adversely affected.
We also face competition from many of the types of entities referenced above regarding the disposition of properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of some of our properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties. Further, as a result of the uncertainty caused by the COVID-19 pandemic, real estate transaction volume has decreased with fewer buyers seeking to acquire commercial real estate properties.
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
Human Capital
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
On March 11, 2021, our board of directors approved an estimated value per share of our common stock of $2.07 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2020. For a description of the methodologies and assumptions used in the determination of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report. Based on this estimated value per share, we currently estimate that if we are able to successfully implement the Plan of Liquidation, our net proceeds from liquidation and, therefore, the amount of cash that our stockholders would receive for each share of our common stock that they then hold, would range between approximately $1.91 to $2.24 per share. We note that pursuant to the Plan of Liquidation, we previously paid the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020, the Second Liquidating Distribution in the amount of $0.25 per share of common stock to stockholders of record as of the close of business on August 3, 2020 and the Third Liquidating Distribution in the amount of $0.40 per share of common stock to stockholders of record as of the close of business on December 24, 2020.
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. We anticipate paying substantially all of our liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. However, our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. We do not expect to pay regular monthly distributions during the liquidation process. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. Compliance with the 24-month requirement could also require us to distribute unsold assets to a “liquidating trust” with potentially unfavorable tax consequences for our stockholders or terminate our status as a REIT.
If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.
As part of our implementation of the Plan of Liquidation, we will seek to enter into binding sale agreements for each of our properties. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by our future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the properties, which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement, which risks are heightened as a result of the outbreak of COVID-19. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for these properties. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions paid to our stockholders would be delayed or reduced.

If we are unable to find buyers for some or all of our properties at our expected sales prices, our liquidating distributions may be delayed or reduced.
We will market our remaining real estate properties for sale over the coming months. There can be no assurance that any of our properties will sell for their projected sales prices, which risks are heightened as a result of the outbreak of COVID-19.
In calculating the updated range of estimated net proceeds from liquidation as of March 11, 2021, we assumed that we will be able to find buyers for all of our properties at amounts based on our estimated range of market values for each property. However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. In addition, as a result of the uncertainty caused by the COVID-19 pandemic, real estate transaction volume has decreased with fewer buyers seeking to acquire commercial real estate properties. As a result, we have delayed the sale timing for certain of our properties and during the year ended December 31, 2020, we reduced the estimated liquidation value of our real estate portfolio by $90.2 million due to the changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions paid to our stockholders would be delayed or reduced. Furthermore, the updated range of estimated net proceeds from liquidation is based upon our estimates and assumptions as of March 11, 2021, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy rates, rental rates, the availability of suitable buyers, the perceived quality and dependability of cash flows from properties and a number of other factors, both local and national. In addition, higher than anticipated transactional fees and expenses, environmental liabilities of which we are unaware or other unknown liabilities, if any, may adversely impact the net liquidation proceeds from those assets.
No assurance can be given as to the amount of liquidating distributions our stockholders will ultimately receive. For more information on the calculation of our updated range of estimated net proceeds from liquidation, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” in this Annual Report.
If we experience significant lease terminations and/or tenant defaults during the liquidation process or if our cash flow during the liquidation process is otherwise less than we expect, our liquidating distributions may be delayed or reduced.
In calculating our updated range of estimated net proceeds from liquidation as of March 11, 2021, we assumed that we would not experience significant lease terminations not currently known to us and that we would not experience any significant unknown tenant defaults during the liquidation process that were not subsequently cured. Any currently known lease expirations and non-renewals of tenant leases were considered in calculating our updated range of estimated net proceeds from liquidation. Significant unknown lease terminations and/or tenant defaults during the liquidation process would adversely affect the resale value of the properties, which would reduce our range of estimated net proceeds from liquidation as of March 11, 2021. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us.
If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.
Before paying the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium that has not yet been determined. Our board of directors may also decide to establish a reserve fund to pay these contingent claims. The amounts of the various transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our updated range of estimated net proceeds from liquidation as of March 11, 2021. To the extent that we have underestimated these costs in calculating our projections, our actual net proceeds from liquidation per share may be lower than the low end of our range of estimated net proceeds from liquidation per share. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if we establish a reserve fund, payment of liquidating distributions to our stockholders may be delayed or reduced.

Our estimated value per share and estimated range of liquidating distributions as of March 11, 2021 may not reflect the value that stockholders will receive for their investment upon our liquidation pursuant to the Plan of Liquidation. Our estimated value per share and estimated range of liquidating distributions do not take into account how future developments subsequent to the valuation date related to individual assets, the financial or real estate markets, the actual liquidation timing or other events may increase or decrease our net assets in liquidation.
On March 11, 2021, our board of directors approved an estimated value per share of our common stock of $2.07 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2020. Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. We are providing this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231.
The estimated value per share was based upon the recommendation and valuation prepared by our advisor. The conflicts committee reviewed the valuation report prepared by our advisor, which included an estimated liquidation value for each of our real estate properties owned as of December 31, 2020 and the estimated liquidation value for our other assets and our liabilities as of December 31, 2020, in each case as determined by our advisor. In light of the valuation report and other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the estimated range of liquidating distributions per share of $1.91 to $2.24, with an approximate mid-range value of $2.07 per share, each as determined and recommended by our advisor, and which approximate mid-range value was based on our advisor’s estimated liquidation value for each of our real estate properties owned as of December 31, 2020 and our advisor’s estimated liquidation value for our other assets and our liabilities as of December 31, 2020, was reasonable and (ii) recommended to our board of directors that it adopt $2.07 as the estimated value per share of our common stock, which estimated value per share is based on those factors discussed in (i) above. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $2.07 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The methodologies and assumptions used to determine the estimated liquidation value of our assets and liabilities are described under Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information”, and in the notes to our Consolidated Financial Statements. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. Moreover, we did not obtain appraisals in connection with the determination of the estimated value per share.
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. See below “—The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our and our tenants’ business, financial condition, results of operations and cash flows, our liquidation and the markets and communities in which we and our tenants operate.” Our estimated value per share and estimated range of liquidating distributions do not take into account how future developments subsequent to the valuation date related to individual assets, the financial or real estate markets, the actual liquidation timing or other events may increase or decrease our net assets in liquidation.

No assurance can be given that any additional liquidating distributions we pay to our stockholders will equal or exceed the estimated value per share or the range of estimated net proceeds from liquidation as of March 11, 2021. Accordingly, with respect to the estimated value per share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the estimated value per share;
•that an independent third-party appraiser or third-party valuation firm would agree with the estimated value per share; or
•that the methodology used to determine the estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
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
So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from the sales of properties held primarily for sale to customers in the ordinary course of business. The Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether property is held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. We believe that all of our properties are held for investment and the production of rental income, and that none of the sales of our properties will constitute a prohibited transaction. We do not believe that the sales of our properties pursuant to the Plan of Liquidation should be subject to the prohibited transactions tax. However, due to the anticipated sales volume and other factors, the contemplated sales may not qualify for the protective safe harbor. There can, however, be no assurances that the U.S. Internal Revenue Service (the “IRS”) will not successfully challenge the characterization of properties we hold for purposes of applying the prohibited transaction tax.

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

In certain circumstances, the board of directors may terminate, amend, modify or delay implementation of the Plan of Liquidation even though it is approved by our stockholders.
Our board of directors has adopted and approved the Plan of Liquidation. Nevertheless, prior to the acceptance for record of the Articles of Dissolution by the State Department of Assessments and Taxation of Maryland (the “SDAT”), the board of directors may terminate the Plan of Liquidation for any reason, subject to and contingent upon the approval of such termination by our stockholders. Notwithstanding approval of the Plan of Liquidation by our stockholders, our board of directors, or, if a liquidating trust is established, trustees of the liquidating trust, may make certain modifications or amendments to the Plan of Liquidation without further action by or approval of our stockholders to the extent permitted under law. Although our board of directors has no present intention to pursue any alternative to the Plan of Liquidation, our board of directors may conclude that terminating the Plan of Liquidation is in our best interest and the best interest of our stockholders. If our board of directors elects to pursue any alternative to the Plan of Liquidation, our stockholders would have to approve the termination of the Plan of Liquidation and may not receive the consideration currently estimated to be available for distribution to our stockholders pursuant to the Plan of Liquidation.
Our board of directors has the authority to sell our assets under terms less favorable than those assumed for the purpose of estimating our updated range of net proceeds from liquidation.
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
Extraordinary corporate actions by a company, such as our Plan of Liquidation, sometimes lead to lawsuits being filed against that company. We may become involved in this type of litigation in connection with the Plan of Liquidation. As of March 8, 2021, no such lawsuits relative to the Plan of Liquidation were pending or, to our knowledge, threatened. However, if such a lawsuit is filed against us, the litigation could be expensive and divert management’s attention from implementing the Plan of Liquidation.

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
•Pursuant to the terms of the advisory agreement, our advisor is expected to be entitled to disposition fees in connection with the sale of our properties. From March 5, 2020 through the completion of our liquidation, these disposition fees are estimated to be approximately $8.6 million, depending upon the prices we receive for the sale of our properties.
•Our advisor earns asset management fees from us and receives reimbursement of certain of its operating costs. Our advisor will continue to earn such fees and receive reimbursements as long as we continue to own any properties, and our advisor will receive reimbursements for expenses until our liquidation and dissolution are complete. Based on the properties we owned as of March 5, 2020 and the current projected disposition dates for the remaining properties in our portfolio, we project that we may pay our advisor an aggregate of approximately $10.6 million for asset management fees and reimbursement of certain of its operating expenses from March 5, 2020 through our completion of the liquidation process, although this estimate may vary significantly based on the timing of property sales.
•Our advisor owns a total of 20,000 shares of our common stock, for which we estimate it will receive liquidating distributions of between approximately $66,200 and $72,800 in connection with our liquidation, inclusive of the three liquidating distributions paid in 2020.
•Not including the 20,000 shares owned by our advisor referenced above, one of our directors owns an aggregate of 2,680 shares of our common stock, for which we estimate he will receive aggregate liquidating distributions of between approximately $8,871 and $9,755 in connection with our liquidation, inclusive of the three liquidating distributions paid in 2020.
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
On May 15, 2014, our board of directors amended and restated our share redemption program to provide only for redemptions sought in connection with a Special Redemption. Such Special Redemptions are subject to an annual dollar limitation. On December 24, 2020, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2021 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
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
Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to our updated estimated range of liquidating distributions as of March 11, 2021. It is also likely that our shares would not be accepted as the primary collateral for a loan.
We face significant competition for tenants and in the disposition of our assets, which could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. In addition, the COVID-19 pandemic caused many tenants to re-evaluate their space needs, resulting in a significant increase in sublease space available in the office market from tenants wanting to unload un-needed space. We face competition from these tenants, who may be more willing to offer significant discounts to prospective subtenants. As a result, our financial condition, results of operations, cash flow and ability to successfully implement our Plan of Liquidation may be adversely affected.
We also face competition from many of the types of entities referenced above regarding the disposition of properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of some of our properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties. Further, as a result of the uncertainty caused by the COVID-19 pandemic, real estate transaction volume has decreased with fewer buyers seeking to acquire commercial real estate properties.
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
Disruptions in the financial markets and uncertain economic conditions (including financial market disruptions related to COVID-19) could adversely affect the values of our investments. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, any decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:
•the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or
•revenues from our properties could decrease due to fewer tenants and/or lower rental rates, decreasing the value of our properties.
All of these factors could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
We relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. We also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets at prices lower than we estimated for our March 11, 2021 range of liquidating distributions. Volatile market conditions and a challenging global macro-economic environment may interfere with our ability to successfully implement the Plan of Liquidation and may reduce the amount and timing of liquidating distributions our stockholders receive.
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our and our tenants’ business, financial condition, results of operations and cash flows, our liquidation and the markets and communities in which we and our tenants operate.
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, states and localities, including states and localities in the United States, have reacted by imposing measures to help control the spread of the virus, including instituting quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. As of December 31, 2020, tenants in the mining and oil and gas extraction industry represented approximately 18% of our base rent. Tenants in this sector have been adversely impacted by the reduced demand for oil as a result of the slowdown in economic activity resulting from the pandemic spread of COVID-19 and the collapse in oil prices. The COVID-19 pandemic has triggered a period of global economic slowdown. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations, cash flows and liquidation.

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
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, operations and liquidation, our tenants’ businesses and operations or the global economy as a whole. During the year ended December 31, 2020, we did not experience significant impact to rental income collections from the COVID-19 pandemic. Rent collections for the quarter ended December 31, 2020 were approximately 99%. Many of our tenants have suffered reductions in revenue. As of December 31, 2020, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $0.2 million of rent deferrals for the period from March 2020 through December 31, 2020 and granting $0.2 million in rental abatements during this period. From March 2020 through December 31, 2020, eight tenants were granted rental deferrals or rental abatements as a result of the pandemic, of which three tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral or abatement period. Four of the eight tenants continue to have rent abated through March 2021. Depending upon the duration of the pandemic, the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Subsequent to December 31, 2020, we have not seen a material impact on our rent collections. However, current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on the rental income from our properties for the first quarter of 2021 and thereafter cannot be determined at present.
Although we did not experience significant disruptions in rental income, during the year ended December 31, 2020, we reduced the estimated liquidation value of our real estate portfolio by $90.2 million due to changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Changes in Net Assets in Liquidation” for a discussion of the change in liquidation value of real estate properties. We may need to recognize additional decreases in the values of our real estate properties to the extent leasing projections and projected sales prices continue to decline at our properties.
As of December 31, 2020, we had $48.4 million of revolving debt available for immediate future disbursement under our portfolio loan facility, subject to certain conditions set forth in the loan agreements. Significant reductions in rental revenue in the future may limit our ability to draw on our portfolio loan facility due to covenants described in our loan agreements.

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
During the year ended December 31, 2020, we sold two office properties and four office buildings that were part of an office campus. During the year ended December 31, 2019, we sold two office properties. During the year ended December 31, 2018, we sold three office buildings that were part of an eight-building office campus and received the repayment on one real estate loan receivable. As a result, our general and administrative expenses as a percentage of our cash flow from operations has increased and will continue to increase as we sell additional assets.
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements. As a result of our dispositions, our cash flow from operations has decreased. Our general and administrative expenses are not directly related to the size of our portfolio and thus will not decrease proportionately. As a result, our general and administrative expenses as a percentage of cash flow from operations has increased and will continue to increase as we sell additional assets.
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

Our stockholders may be adversely affected by the Indemnification Amendment.
Although we believe that the changes contained in one of the amendments to our charter approved by our stockholders on April 3, 2020 (the “Indemnification Amendment”) will improve our ability to retain and attract qualified directors and officers and will further incentivize our advisor to continue to provide services to us under the advisory agreement throughout the liquidation process, the Indemnification Amendment does increase the risk that we and our stockholders will not be able to recover monetary damages from our directors if they fail to meet the statutory standard of conduct or from our officers if they fail to satisfy their duties under Maryland law. The Indemnification Amendment provides for (i) the expansion of our exculpation and indemnification of our present and former directors and officers to the maximum extent permitted by Maryland law; (ii) the expansion of our obligation to advance defense expenses to a present or former director or officer to the maximum extent permitted by Maryland law; and (iii) the elimination of conditions and limits on our ability to exculpate and indemnify our advisor and its affiliates or advance defense expenses to our advisor and its affiliates. The reduced ability to recover from our present and former directors and officers and our advisor and its affiliates and the increased right to indemnification is true not only for their future acts or omissions but also for acts or omissions that occurred prior to the date of the amendment to our charter reflected in the Indemnification Amendment. The Indemnification Amendment also increases the risk that we will incur significant defense costs that would otherwise have to be borne by our present and former directors or officers or our advisor or its affiliates.
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
We rely on our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT III and KBS Growth & Income REIT are also advised by KBS Capital Advisors, and KBS Capital Advisors may serve as the advisor to future KBS-sponsored programs and KBS-advised investors. Further, our officers and directors are also officers and/or the affiliated director of other public KBS-sponsored programs. Messrs. Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT III and KBS Growth & Income REIT. Messrs. Schreiber and Waldvogel and Ms. Yamane are executive officers of KBS Realty Advisors LLC (“KBS Realty Advisors”) and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors and the U.S. asset manager for Prime US REIT. Further, Mr. Schreiber is Chairman of the Board and a director of the external manager of Prime US REIT.
As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT III, KBS Growth & Income REIT, KBS Capital Advisors, KBS Realty Advisors, other KBS-sponsored programs and/or other KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS–sponsored program in an internalization transaction. If these events occur, the amount of liquidating distributions our stockholders receive and their overall return on investment may decline. See “ - Risks Related to the Plan of Liquidation.”
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
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of delaying, deferring or preventing a takeover or other transaction including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets), in which holders of our common stock might receive a premium for their shares over our March 11, 2021 estimated range of liquidating distributions or which stockholders might believe to be otherwise in their best interests.
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
Our board of directors determines our major policies, including our policies regarding financing, debt capitalization, REIT qualification, distributions and liquidation pursuant to the Plan of Liquidation. Our board of directors may generally amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Prior to the acceptance for record of the Articles of Dissolution by the SDAT, the board of directors may terminate the Plan of Liquidation for any reason, subject to and contingent upon the approval of such termination by our stockholders. Notwithstanding approval of the Plan of Liquidation by our stockholders, the board of directors, or, if a liquidating trust is established, trustees of the liquidating trust, may make certain modifications or amendments to the Plan of Liquidation without further action by or approval of our stockholders to the extent permitted under law. Although the board of directors has no present intention to pursue any alternative to the Plan of Liquidation, the board of directors may conclude that terminating the Plan of Liquidation is in our best interest and the best interest of our stockholders. If the board of directors elects to pursue any alternative to the Plan of Liquidation, our stockholders would have to approve the termination of the Plan of Liquidation and may not receive the consideration currently estimated to be available for distribution to our stockholders pursuant to the Plan of Liquidation. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
Our share redemption program only provides for Special Redemptions. We do not expect to have funds available for ordinary redemptions in the future.
Our share redemption program only provides for Special Redemptions. Such Special Redemptions are subject to an annual dollar limitation. On December 24, 2020, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2021 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2021 will be sufficient for Special Redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and may be adjusted from time to time.
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
Disposition fees and asset management fees reduce the amount of liquidating distributions our stockholders will receive and their overall return on investment. For information relating to fees potentially payable to our affiliates in connection with the implementation of the Plan of Liquidation, see “ – Risks Related to the Plan of Liquidation.”
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
Our operating results and the performance of our properties are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:
•downturns in national, regional and local economic conditions (including market disruptions related to COVID-19);
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
As of February 28, 2021, we owned four office properties and an office building that is part of an office campus. The amount of liquidating distributions our stockholders receive and their overall return on investment will be impacted by the performance and sales of these investments.
Union Bank Plaza represented approximately 35.1% of our total annualized base rent as of February 28, 2021. Granite Tower represented approximately 28.4% of our total annualized base rent as of February 28, 2021. Fountainhead Plaza represented approximately 19.5% of our total annualized base rent as of February 28, 2021. Willow Oaks Corporate Center represented approximately 17.0% of our total annualized base rent as of February 28, 2021. The lease for the single tenant that occupied Corporate Technology Centre - 300 Holger expired on October 31, 2018 and as of February 28, 2021, this property is 0% leased. We can give no assurance that we will be successful in our strategy to re-lease Corporate Technology Centre - 300 Holger. If we are not successful in our strategy to re-lease this building, our operating results will suffer and the resale value of the property will be diminished. The amount of liquidating distributions our stockholders receive and their overall return on investment will be impacted by the performance and sales of these investments.
The geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Los Angeles, Denver, Tempe, Fairfax, and San Jose real estate markets, respectively. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.

Because of the concentration of our assets in four geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
As of February 28, 2021, our real estate properties were located in California, Colorado, Virginia and Arizona. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California, Colorado, Virginia and Arizona real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
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
The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. When tenants exercise early termination rights, our cash flow and earnings will be adversely affected to the extent that we are unable to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants. Further, some of our properties may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew a lease or terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property for the amount used in calculating our March 11, 2021 range of estimated net proceeds from liquidation, which will reduce the amount of liquidating distributions our stockholders receive.
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
If there is a shortfall between the cash flow generated by a mortgaged property and the cash flow needed to service mortgage debt on that property, then our operations may suffer and the amount of liquidating distributions our stockholders receive and their overall return on investment may decline. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the amount of liquidating distributions our stockholders receive. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.

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
Increases in interest rates and the future discontinuation of LIBOR could increase the amount of our interest payments and could reduce the amount of liquidating distributions our stockholders receive.
As of February 28, 2021, we had a total of $240.5 million of variable rate notes payable, and we may incur additional indebtedness in the future. Interest we pay reduces our cash flows. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of liquidating distributions our stockholders receive and their overall return on investment may decline.
We currently pay interest under our variable rate debt at an interest rate that is determined based on a US Dollar London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will stop encouraging or requiring banks to submit rates for the calculation of LIBOR after December 31, 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt.
The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, published model LIBOR replacement language for use in bilateral and syndicated loan facilities. ARRC selected the Secured Overnight Financing Rate (“SOFR”) as the replacement to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market and is a rate published by the Federal Reserve Bank of New York. To the extent we have not liquidated and our notes payable have not been fully repaid, the transition from LIBOR to SOFR could result in higher all-in interest costs and could reduce the amount of liquidating distributions our stockholders receive.
We have broad authority to incur debt and high debt levels could cause our operations to suffer and the amount of liquidating distributions our stockholders receive and their overall return on investment may decline.
We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed this limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2020, our borrowings and other liabilities were approximately 37% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants, which could cause our operations to suffer and the amount of liquidating distributions our stockholders receive and their overall return on investment may decline.

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
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2008. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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
•If we elect to treat property that we acquire in connection with certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% (25% for taxable years before 2018) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and the amount of liquidating distributions our stockholders receive, which would reduce their overall return on investment.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we believe we have qualified and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income, which may have adverse consequences on the amount of liquidating distributions our stockholders receive.
Changes recently made to the U.S. tax laws could have a negative impact on our business.
On December 22, 2017, the Tax Cuts and Jobs Act, Pub. L. No. 115-97 (the “Tax Act”) was signed into law. The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. The Tax Act includes only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).
The Tax Act makes numerous other changes to the tax laws that may affect REITs and investors directly or indirectly. As a result of the changes to U.S. federal tax laws implemented by the Tax Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually. In addition, the Tax Act imposes limitations on the deductibility of business interest expense.

Several pieces of legislation intended to address the economic impact of COVID-19 (the “COVID-19 Legislation”) were signed into law, including the Coronavirus Aid, Relief, and Economic Security Act, Pub. L. No. 116-136 (the “CARES Act”), which was signed into law on March 27, 2020. The CARES Act makes several changes to the U.S. federal income tax rules for taxation of individuals and corporations, including the allowance of net operating loss (“NOL”) carrybacks for certain tax years, the removal of caps on the application of NOLs for certain tax years, the removal of the cap on excess business loss deductions for certain tax years, and an increase in the cap on the deduction of net interest expenses for businesses.
The CARES Act makes numerous other changes to the tax laws that do not affect REITs directly but may affect REITs and investors indirectly. In addition, the novel Coronavirus outbreak remains an evolving situation, and there may be additional legislation enacted which has a material impact on tax laws that impact REITs and investors. Stockholders are urged to consult with their tax advisors with respect to the status of COVID-19 Legislation, including the CARES Act, and any other regulatory or administrative developments and proposals and their potential effect on investment.
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
Dividends paid by REITs may be subject to Medicare tax on net investment income.
High-income U.S. individuals, estates, and trusts will be subject to an additional 3.8% tax on net investment income. For these purposes, net investment income includes dividends and gains from sales of stock. In the case of an individual, the tax will be 3.8% of the lesser of the individuals’ net investment income or the excess of the individuals’ modified adjusted gross income over $250,000 in the case of a married individual filing a joint return or a surviving spouse, $125,000 in the case of a married individual filing a separate return, or $200,000 in the case of a single individual. The 20% deduction for qualified REIT dividends is not taken into account for these purposes.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally (subject to certain exceptions for “qualified foreign pension funds”, entities all of the interests of which are held by “qualified foreign pension funds” and certain “qualified shareholders”) will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2. PROPERTIES
As of December 31, 2020, our portfolio of real estate consisted of four office properties and an office building that is part of an office campus. Our four office properties and the office building encompassed in the aggregate 2.4 million rentable square feet. The liquidation value of our portfolio of real estate was $698.5 million as of December 31, 2020. As of December 31, 2020, our portfolio of real estate was approximately 73% occupied, the annualized base rent was $60.3 million and the average annualized base rent per square foot of our portfolio of real estate was $33.89. As of December 31, 2020, the weighted-average remaining lease term of our portfolio of real estate, excluding options to extend, was 6.2 years.
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
As of December 31, 2020, the following is a summary of our real estate properties:

Property	Date Acquired	Location	Property Type	Rentable Square Feet	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft. (2)	Occupancy	Weighted Average Remaining Lease Term
Willow Oaks Corporate Center	08/26/2009	Fairfax, VA	Office	584,147	$10,467	$29.75	60.2%	7.2 years
Union Bank Plaza	09/15/2010	Los Angeles, CA	Office	701,888	21,347	43.19	70.4%	6.7 years
Granite Tower	12/16/2010	Denver, CO	Office	593,527	16,831	34.45	82.3%	9.2 years
Fountainhead Plaza	09/13/2011	Tempe, AZ	Office	445,957	11,695	26.23	100.0%	2.7 years
Corporate Technology Centre - 300 Holger (3)	03/28/2013	San Jose, CA	Office	99,870	—	—	—%	—
				2,425,389	$60,340	$33.89	73.4%	6.2 years
_____________________
(1) Annualized base rent represents contractual base rental income as of December 31, 2020, which has been annualized.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(3) The lease for the single tenant that occupied Corporate Technology Centre - 300 Holger expired on October 31, 2018.
For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our portfolio of real estate by rentable square footage and by annualized base rent as of December 31, 2020:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	3	$192	0.4%	81,035	4.6%
2021	7	3,577	5.9%	72,376	4.1%
2022	10	4,389	7.3%	107,441	6.0%
2023	9	12,912	21.4%	483,158	27.1%
2024	15	4,216	7.0%	120,887	6.8%
2025	16	3,535	5.9%	89,292	5.0%
2026	6	1,816	3.0%	46,957	2.6%
2027	4	1,089	1.8%	28,021	1.6%
2028	1	1,233	2.0%	31,248	1.8%
2029	1	3,277	5.4%	122,948	6.9%
2030	7	2,545	4.2%	72,298	4.1%
Thereafter (2)	7	21,559	35.7%	525,009	29.4%
Total	86	$60,340	100.0%	1,780,670	100.0%
_____________________
(1) Annualized base rent represents contractual base rental income as of December 31, 2020, which has been annualized.
(2) Represents leases expiring from 2031 through 2035.
For more information with respect to our tenants, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Concentration of Credit Risks
As of December 31, 2020, we had a concentration of credit risk related to the following tenant leases that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration
Union Bank	Union Bank Plaza	Finance	242,654	10.0%	$13,279	22.0%	$54.72	03/31/2021/ 05/31/2021/ 05/31/2022 05/31/2035 (2)
The University of Phoenix	Fountainhead Plaza	Educational Services	445,957	18.4%	11,696	19.4%	26.23	08/31/2023
Anadarko Petroleum Corporation	Granite Tower	Mining, Oil & Gas Extraction	295,743	12.2%	9,976	16.5%	33.73	04/30/2033 (3)
_____________________
(1) Annualized base rent represents contractual base rental income as of December 31, 2020, which has been annualized.
(2) Represents the expiration dates of the lease as of December 31, 2020 and does not take into account any tenant renewal options. Pursuant to amended and restated lease agreements that we entered into with Union Bank on August, 2, 2019 relating to Union Bank’s office, retail and storage spaces, of the 242,654 rentable square feet, a total of 66,060 rentable square feet of office space and 11,985 rentable square feet of retail space will be surrendered at various dates between March 31, 2021 and May 31, 2022 and the remaining 164,609 rentable square feet will expire on May 31, 2035. Also, pursuant to amended and restated lease agreements, an additional 3,152 rentable square feet of retail space for a 15-year lease term expiring on May 31, 2035 will be delivered when improvements have been substantially completed. Each of Union Bank’s amended and restated office and retail lease agreements has two five-year extension options on all or a portion of the leased space and a one-time option to terminate and cancel the lease in its entirety effective May 31, 2032, by delivering eighteen months’ notice and subject to payment of lease termination fees. Union Bank also has two one-time options to terminate and cancel a portion of its lease.
(3) Pursuant to a lease amendment that we entered into with Anadarko Petroleum Corporation on December 29, 2020, Anadarko Petroleum Corporation will early terminate and surrender 21,609 square feet of its total rentable square footage on April 30, 2021. Anadarko Petroleum Corporation has an option to terminate all or a portion of its leased space effective April 30, 2028 or April 30, 2030.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 8, 2021, we had approximately 184.1 million shares of common stock outstanding held by a total of approximately 45,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
Our stockholders approved the Plan of Liquidation on March 5, 2020 and we are in the process of completing the liquidation of our remaining real estate properties.
On March 11, 2021, our board of directors approved an estimated value per share of our common stock of $2.07 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2020. Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. There have been no other material changes between December 31, 2020 and March 11, 2021 that would impact the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation processes and methodologies used to determine our estimated value per share, the consistency of the valuation methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. The methodologies and assumptions used to determine the estimated liquidation value of our assets and liabilities are described further below, and in the notes to our Consolidated Financial Statements.
The conflicts committee reviewed the valuation report prepared by our advisor, which included an estimated liquidation value for each of our real estate properties owned as of December 31, 2020 and the estimated liquidation value for our other assets and our liabilities as of December 31, 2020, in each case as determined by our advisor. In light of the valuation report and other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the estimated range of liquidating distributions per share of $1.91 to $2.24, with an approximate mid-range value of $2.07 per share, each as determined and recommended by our advisor, and which approximate mid-range value was based on our advisor’s estimated liquidation value for each of our real estate properties owned as of December 31, 2020 and our advisor’s estimated liquidation value for our other assets and our liabilities as of December 31, 2020, was reasonable and (ii) recommended to our board of directors that it adopt $2.07 as the estimated value per share of our common stock, which estimated value per share is based on those factors discussed in (i) above. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $2.07 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated net assets in liquidation and estimated value per share as of December 31, 2020.

	December 31, 2020
	Estimated Value (in thousands)	Per Share
Assets
Real estate	$698,491	$3.79
Cash and cash equivalents	21,796	0.12
Rents and other receivables	489	0.01
Other assets	461	0.01
Total assets	$721,237	$3.93
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$72,528	$0.39
Notes payable	240,520	1.31
Accounts payable and accrued liabilities	7,308	0.04
Due to affiliate	49	0.01
Liabilities for estimated closing costs and disposition fees	16,458	0.09
Other liabilities	2,879	0.02
Total liabilities	339,742	1.86
Net assets in liquidation	$381,495	$2.07

As of December 31, 2020, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Methodology
The following is a summary of the valuation methodologies, assumptions and estimates used to value our assets and liabilities:
Real Estate Valuation
As of December 31, 2020, we owned four office properties and an office building that is part of an office campus. Our advisor valued our investments in real estate properties at their estimated net realizable value, or liquidation value. The estimated liquidation value of our real estate properties as of December 31, 2020 was $698.5 million, exclusive of net operating income to be earned and projected capital expenditures to be incurred over the expected hold period through the sale of the properties. The liquidation value represents the estimated amount of cash that we will collect through the disposal of the properties, including any residual value attributable to lease intangibles. Our advisor estimated the liquidation value of our real estate properties based on internal valuation methodologies using a combination of the direct capitalization approach, sales comparison approach and discounted cash flow analyses and relied primarily on discounted cash flow analyses for the estimated liquidation value for each of the four office properties and relied on a sales comparison approach for the office building that is part of an office campus, which was vacant. Our advisor calculated the discounted cash flow value of each of the four office properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the properties based on recent comparable market transactions adjusted for unique property and market-specific factors. The sales comparison approach utilizes sales of comparable properties, adjusted for differences, to determine an appropriate value per rentable square foot of space. The liquidation values of our investments in real estate properties are presented on an undiscounted basis.

While we believe that our advisor’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the liquidation value of our real estate properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates our advisor used to estimate the liquidation value of the four office properties were adjusted by 25 basis points, assuming all other factors remain unchanged.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points
Terminal capitalization rates	$0.11	$(0.10)
Discount rates	0.05	(0.05)

The table below illustrates the impact on the estimated value per share if the price per square foot our advisor used to estimate the liquidation value of the vacant office building were adjusted by 5%, assuming all other factors remain unchanged.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per square foot	$(0.01)	$0.01

Notes Payable
Our advisor estimated the liquidation value of our notes payable as of December 31, 2020 at their contractual amounts due. As of December 31, 2020, we had $240.5 million of variable rate debt outstanding.
Other Assets and Liabilities
Our advisor valued our other assets and liabilities at their estimated net realizable value, or liquidation value, as of December 31, 2020. Our advisor estimated the costs and income that it expects us to incur and earn through the completion of our liquidation, including the estimated amount of cash our advisor expects us to collect through the disposal of our assets, the estimated costs to dispose of our assets and the estimated capital expenditures through the anticipated disposition dates of our properties, to the extent our advisor had a reasonable basis for estimation. Revenue from tenants was estimated based on the contractual in-place leases and projected leases through the anticipated disposition date of the property. Liabilities were valued at their contractual amounts due or estimated settlement amounts. Our advisor estimated certain liquidation costs to the extent it had a reasonable basis for estimation, including legal fees, dissolution costs, final audit/tax costs, insurance, and distribution processing costs.
Limitations of the Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. This estimated value per share will first appear on the March 2021 customer account statements that will be mailed in April 2021. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. Moreover, we did not obtain appraisals in connection with the determination of the estimated value per share, and the determination was based solely on the factors discussed above.
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the remaining assets and due to other factors.

In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures, has had a negative impact on the economy and business activity globally. The COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. Many of our tenants have suffered reductions in revenue, and from March 2020 through December 31, 2020, we granted rent relief to eight tenants as a result of the pandemic. Depending upon the duration of the pandemic, the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. While we considered the impact from COVID-19 on our estimated value per share, the extent to which our business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Any long-term impact of this situation, even after an economic rebound, remains unclear. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. See also “Forward-Looking Statements” and “Summary Risk Factors” preceding Part I and Part I, Item 1A, “Risk Factors” of this Annual Report.
No assurance can be given that any additional liquidating distributions we pay to our stockholders will equal or exceed the estimated value per share or the range of estimated net proceeds from liquidation as of March 11, 2021. Accordingly, with respect to the estimated value per share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the estimated value per share;
•that an independent third-party appraiser or third-party valuation firm would agree with the estimated value per share; or
•that the methodology used to determine the estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$2.01	December 30, 2020	Current Report on Form 8-K, filed December 28, 2020
$2.41	August 7, 2020	Current Report on Form 8-K, filed August 3, 2020
$2.66	June 9, 2020	Current Report on Form 8-K, filed June 16, 2020
$2.87	March 5, 2020	Current Report on Form 8-K, filed March 6, 2020
$3.79	November 13, 2019	Current Report on Form 8-K, filed November 15, 2019
$4.50 (1)	June 17, 2019	Current Report on Form 8-K, filed June 14, 2019
$4.95	December 3, 2018	Current Report on Form 8-K, filed December 7, 2018
$4.89	December 8, 2017	Current Report on Form 8-K, filed December 11, 2017
$5.49	December 14, 2016	Current Report on Form 8-K, filed December 15, 2016
$5.62	December 8, 2015	Current Report on Form 8-K, filed December 9, 2015
$5.86	December 4, 2014	Current Report on Form 8-K, filed December 4, 2014
$6.05 (2)	September 22, 2014	Current Report on Form 8-K, filed September 23, 2014
$10.29	December 18, 2013	Current Report on Form 8-K, filed December 19, 2013
$10.29	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$10.11	December 19, 2011	Current Report on Form 8-K, filed December 21, 2011
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
Distribution Information
We have elected to be taxed as a REIT under the Internal Revenue Code and intend to operate in such a manner. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. We expect to substantially complete these activities within 24 months from March 5, 2020, the day our stockholders approved the Plan of Liquidation. Pursuant to the Plan of Liquidation, from March 5, 2020 through December 31, 2020, our board of directors authorized three liquidating distributions:
•On March 5, 2020, our board of directors authorized the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020. This Initial Liquidating Distribution was paid on March 10, 2020 and was funded from proceeds from the sale of the Campus Drive Buildings.
•On July 31, 2020, our board of directors authorized the Second Liquidating Distribution in the amount of $0.25 per share of common stock to stockholders of record as of the close of business on August 3, 2020. This Second Liquidating Distribution was paid on August 7, 2020 and was funded from proceeds from the sale of two office buildings in Corporate Technology Centre - 100 Headquarters and 200 Holger.
•On December 24, 2020, our board of directors authorized the Third Liquidating Distribution in the amount of $0.40 per share of common stock to stockholders of record as of the close of business on December 24, 2020. This Third Liquidating Distribution was paid on December 30, 2020 and was funded from proceeds from the sale of two office buildings in Corporate Technology Centre - 250 Holger and 350 Holger.
Our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. Further, given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation and Part I, Item 1A, “Risks Factors.” We do not expect to pay regular monthly distributions during the liquidation process. During the liquidating process, we intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future Special Redemptions under our share redemption program and other future capital needs.
On June 12, 2019, our board of directors declared a special distribution in the amount of $0.45 per share of common stock to stockholders of record as of the close of business on June 17, 2019. Distributions declared per common share were $0.649 in the aggregate for the year ended December 31, 2019. Other than the special distribution, during 2019, distributions per common share were based on a monthly record date for each month during the period commencing January 2019 through October 2019.
Distributions declared during 2019, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$11,532	$95,187	$10,450	$3,479	$120,648
Total Per Share Distribution	$0.062	$0.512	$0.056	$0.019	$0.649

The tax composition of our distributions declared for the year ended December 31, 2019 was as follows:

2019
Ordinary Income	—%
Capital Gain	—%
Return of Capital	100%
Total	100%
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:
•During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On November 13, 2019, our board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2020 of $10.0 million in the aggregate. On December 24, 2020, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2021 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
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
Prior to effectiveness of the Amended Share Redemption Program, the redemption price for redemptions made in connection with a Special Redemption was equal to the most recent estimated value per share of our common stock as of the redemption date. On November 13, 2019, our board of directors approved an estimated value per share of our common stock of $3.79 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2019, except for certain items for which estimated values were adjusted subsequent to September 30, 2019. The change in redemption price became effective for the November 2019 redemption date, which was November 29, 2019, and was effective through the February 2020 redemption date, which was February 28, 2020. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K, filed with the SEC on November 15, 2019.

The Amended Share Redemption Program changed the redemption price per share of our common stock eligible for Special Redemptions to take into account the November 13, 2019 estimated range of liquidating distributions as disclosed in our Definitive Proxy Statement, filed with the SEC on December 9, 2019, and any liquidating distributions declared by our board of directors. The Amended Share Redemption Program set the redemption price per share of our common stock eligible for redemption at (a) $3.615 (which represented the mid-point of the November 13, 2019 estimated range of liquidating distributions of $3.40 to $3.83 per share) less (b) the amount of any liquidating distributions on such share declared by our board of directors that had a record date prior to the applicable redemption date for such share. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized the Initial Liquidating Distribution on the outstanding shares of our common stock to our stockholders of record as of the close of business on March 5, 2020, with the amount per share of the Initial Liquidating Distribution equal to $0.75. The Initial Liquidating Distribution was paid on March 10, 2020. Therefore, effective commencing with the March 31, 2020 redemption date, the redemption price for all shares eligible for redemption was equal to $2.87, which was effective through the May 29, 2020 redemption date. For more information, see our Current Report on Form 8-K, filed with the SEC on March 6, 2020.
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
On July 31, 2020, in connection with the authorization of the Second Liquidating Distribution, our board of directors approved an updated estimated value per share of our common stock of $2.41, effective August 7, 2020. Therefore, effective commencing with the August 31, 2020 redemption date, the redemption price for all shares eligible for redemption was equal to $2.41, which was effective through the November 30, 2020 redemption date. For more information, see our Current Report on Form 8-K, filed with the SEC on August 3, 2020.
On December 24, 2020, in connection with the authorization of the Third Liquidating Distribution, our board of directors approved an updated estimated value per share of our common stock of $2.01, effective December 30, 2020. Therefore, effective commencing with the December 31, 2020 redemption date, the redemption price for all shares eligible for redemption was equal to $2.01, which was effective through the February 26, 2021 redemption date. For more information, see our Current Report on Form 8-K, filed with the SEC on December 28, 2020.
On March 11, 2021, our board of directors approved an estimated value per share of our common stock of $2.07 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2020. Therefore, effective commencing with the March 31, 2021 redemption date, the redemption price for all shares eligible for redemption will equal $2.07. For more information, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report.
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

The only redemptions we made under our share redemption program during the year ended December 31, 2020 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the year ended December 31, 2020 with existing cash on hand. During the year ended December 31, 2020, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	73,817	$3.79	(3)
February 2020	59,451	$3.79	(3)
March 2020	105,833	$2.87	(3)
April 2020	95,201	$2.87	(3)
May 2020	70,368	$2.87	(3)
June 2020	82,443	$2.66	(3)
July 2020	104,669	$2.66	(3)
August 2020	85,893	$2.41	(3)
September 2020	78,725	$2.41	(3)
October 2020	45,371	$2.41	(3)
November 2020	145,000	$2.41	(3)
December 2020	55,765	$2.01	(3)
Total	1,002,536
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
(2) During the year ended December 31, 2020, shares eligible for redemption were redeemed at the prices set forth above.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. During the year ended December 31, 2020, we redeemed $2.7 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2020 redemption date. Based on the redemption limitations described above and redemptions through February 28, 2021, we may redeem up to $9.6 million of shares in connection with Special Redemptions for the remainder of 2021.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

Liquidation Basis
December 31, 2020
Statement of Net Assets Data
Real estate	$698,491
Total assets	721,237
Liabilities for estimated costs in excess of estimated receipts during liquidation	72,528
Notes payable	240,520
Total liabilities	339,742
Net assets in liquidation	381,495
Other Data
Liquidating distributions declared	258,796
Liquidating distributions declared per common share (1)	1.40
_____________________
(1) For more information related to liquidating distributions declared per common share for the year ended December 31, 2020, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.”

	Going Concern Basis
	As of December 31,
	2019	2018	2017	2016
Balance Sheet Data
Total real estate and real estate-related investments, net	$866,731	$954,207	$1,044,792	$1,139,815
Total assets	1,059,049	1,157,017	1,225,110	1,286,780
Total notes payable, net	416,607	415,208	502,299	523,771
Total liabilities	511,826	485,543	530,528	559,873
Redeemable common stock	10,000	10,000	10,000	10,000
Total stockholders’ equity	537,223	661,474	684,582	716,907

	Going Concern Basis
	Month Ended January 31,	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Operating Data
Total revenues	$8,590	$112,112	$142,215	$149,459	$155,456
Net income	2,044	1,751	28,528	25,114	16,747
Net income per common share, basic and diluted	0.01	0.01	0.15	0.13	0.09
Other Data
Cash flows (used in) provided by operations	(7,380)	16,179	56,423	52,845	54,392
Cash flows provided by investing activities	299,344	85,476	73,334	65,923	2,940
Cash flows used in financing activities	(176,967)	(130,460)	(140,713)	(80,134)	(82,116)
Distributions declared	—	120,648	45,754	51,672	53,140
Distributions declared per common share (1)	—	0.649	0.245	0.274	0.281
Weighted -average number of common shares outstanding, basic and diluted	185,299,655	185,912,776	187,133,703	188,235,450	189,111,086
_____________________
(1) For more information related to distributions declared per common share for the year ended December 31, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” and “Summary Risk Factors” preceding Part I and Part I, Item 1A, “Risk Factors.”
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
As of December 31, 2020, we owned four office properties and an office building that is part of an office campus.
As of December 31, 2020, we had 184,299,500 shares of common stock issued and outstanding.
On November 13, 2019, in connection with a review of potential strategic alternatives available to us, a special committee composed of all of our independent directors (the “Special Committee”) and our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of the plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. On March 5, 2020, our stockholders approved the Plan of Liquidation. The Plan of Liquidation is included as an exhibit to this Annual Report on Form 10-K.
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
We expect to distribute substantially all of the net proceeds from liquidation to our stockholders within 24 months from March 5, 2020. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020. On July 31, 2020, our board of directors authorized the Second Liquidating Distribution in the amount of $0.25 per share of common stock to stockholders of record as of the close of business on August 3, 2020, and on December 24, 2020, our board of directors authorized the Third Liquidating Distribution in the amount of $0.40 per share of common stock to stockholders of record as of the close of business on December 24, 2020. We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process. However, if we cannot sell our assets and pay our debts within 24 months from March 5, 2020, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust.

Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2020, the extent to which our business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Any long-term impact of this situation, even after an economic rebound, remains unclear. See “ — Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of liquidating distributions to be received by our stockholders.

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
COVID-19 Pandemic and Portfolio Outlook
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, states and localities, including states and localities in the United States, have reacted by imposing measures to help control the spread of the virus, including instituting quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. As of December 31, 2020, tenants in the mining and oil and gas extraction industry represented approximately 18% of our base rent. Tenants in this sector have been adversely impacted by the reduced demand for oil as a result of the slowdown in economic activity resulting from the pandemic spread of COVID-19 and the collapse in oil prices. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations, cash flows and liquidation.

During the year ended December 31, 2020, we did not experience significant impact to rental income collections from the COVID-19 pandemic. Rent collections for the quarter ended December 31, 2020 were approximately 99%. Many of our tenants have suffered reductions in revenue. As of December 31, 2020, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $0.2 million of rent deferrals for the period from March 2020 through December 31, 2020 and granting $0.2 million in rental abatements during this period. From March 2020 through December 31, 2020, eight tenants were granted rental deferrals or rental abatements as a result of the pandemic, of which three tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral or abatement period. Four of the eight tenants continue to have rent abated through March 2021. Depending upon the duration of the pandemic, the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Any future rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Subsequent to December 31, 2020, we have not seen a material impact on our rent collections. However, current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the first quarter of 2021 and thereafter cannot be determined at present.
Although we did not experience significant disruptions in rental income, during the year ended December 31, 2020, we reduced the estimated liquidation value of our real estate portfolio by $90.2 million due to changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. See “— Changes in Net Assets in Liquidation” for a discussion of the change in liquidation value of real estate properties. We may need to recognize additional decreases in the values of our real estate properties to the extent leasing projections and projected sales prices continue to decline at our properties.
As of December 31, 2020, we had $48.4 million of revolving debt available for immediate future disbursement under our portfolio loan facility, subject to certain conditions set forth in the loan agreements. Significant reductions in rental revenue in the future may limit our ability to draw on our portfolio loan facility due to covenants described in our loan agreements. However, we believe that our cash on hand, proceeds from asset sales and proceeds available under our portfolio loan facility and mortgage loan will be sufficient to meet our liquidity needs during our liquidation.
The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations, cash flows and our liquidation due to, among other factors: health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate, especially office properties; reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and may result in fewer buyers seeking to acquire commercial real estate; and the potential negative impact on the health of personnel of our advisor, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.
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
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We do not expect to make ordinary redemptions in the future. On December 24, 2020, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2021 for Special Redemptions (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the impact of the COVID-19 pandemic as discussed above. As of December 31, 2020, our real estate properties were 73% occupied.
For the year ended December 31, 2020, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand and proceeds from asset sales. Operating cash needs during the same period were met with cash flow generated by our real estate. We believe that our cash on hand, proceeds from the sales of real estate properties and, to the extent available, our cash flow from operations and proceeds available under our portfolio loan facility and mortgage loan will be sufficient to meet our liquidity needs during our liquidation. As discussed above, asset sales will further reduce cash flows from operations and proceeds available from debt financing during the implementation of the Plan of Liquidation.
On March 5, 2020, our board of directors authorized the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to our stockholders of record as of the close of business on March 5, 2020. This Initial Liquidating Distribution was paid on March 10, 2020 and was funded from proceeds from the sale of the Campus Drive Buildings. On July 31, 2020, our board of directors authorized the Second Liquidating Distribution in the amount of $0.25 per share of common stock to our stockholders of record as of the close of business on August 3, 2020. This Second Liquidating Distribution was paid on August 7, 2020 and was funded from proceeds from the sale of two office buildings in Corporate Technology Centre - 100 Headquarters and 200 Holger. On December 24, 2020, our board of directors authorized the Third Liquidating Distribution in the amount of $0.40 per share of common stock to our stockholders of record as of the close of business on December 24, 2020. This Third Liquidating Distribution was paid on December 30, 2020 and was funded from the proceeds from the sale of two office buildings in Corporate Technology Centre - 250 Holger and 350 Holger. We do not expect to pay regular monthly distributions during the liquidating process. During the liquidating process, we intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future Special Redemptions under our share redemption program and other future capital needs.
We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. We expect to substantially complete these activities within 24 months from March 5, 2020, the day our stockholders approved the Plan of Liquidation. However, our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. See “— Overview — Plan of Liquidation” and “—Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation.

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
During the period from February 1, 2020 to December 31, 2020, cash and cash equivalents decreased by $139.7 million primarily as a result of the payments of the $138.9 million Initial Liquidating Distribution, the $46.2 million Second Liquidating Distribution, the $73.7 million Third Liquidating Distribution and $50.8 million of capital expenditure payments offset by $152.9 million of net proceeds from the sale of four buildings in Corporate Technology Centre and $20.6 million of net cash flows from operations.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2020, our borrowings and other liabilities were approximately 37% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2020 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2021	2022	2023	2024
Outstanding debt obligations (1)	$240,520	$145,170	$5,175	$90,175	$—
Interest payments on outstanding debt obligations (2)	$5,170	$2,282	$1,685	$1,203	$—
_____________________
(1) Amounts include principal payments only based on maturity dates as of December 31, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond what is shown above.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2020 (consisting of the contractual interest rate). We incurred interest expense of $1.1 million, excluding amortization of deferred financing costs of $0.1 million during the month ended January 31, 2020. During the 11 months ended December 31, 2020, we incurred interest expense of $4.7 million.

Changes in Net Assets in Liquidation
Period from February 1, 2020 through December 31, 2020
Net assets in liquidation decreased by approximately $322.9 million from $704.4 million on February 1, 2020 to $381.5 million on December 31, 2020. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to our stockholders of record as of the close of business on March 5, 2020, for an aggregate cash distribution of approximately $138.9 million. The Initial Liquidating Distribution was paid on March 10, 2020 and was funded with proceeds from the sale of the Campus Drive Buildings. On July 31, 2020, our board of directors authorized the Second Liquidating Distribution in the amount of $0.25 per share of common stock to our stockholders of record as of the close of business on August 3, 2020, for an aggregate cash distribution of approximately $46.2 million. The Second Liquidating Distribution was paid on August 7, 2020 and was funded with proceeds from the sale of two office buildings in Corporate Technology Centre - 100 Headquarters and 200 Holger. On December 24, 2020, our board of directors authorized the Third Liquidating Distribution in the amount of $0.40 per share of common stock to our stockholders of record as of the close of business on December 24, 2020, for an aggregate cash distribution of approximately $73.7 million. The Third Liquidating Distribution was paid on December 30, 2020 and was funded with proceeds from the sale of two office buildings in Corporate Technology Centre - 250 Holger and 350 Holger. These liquidating distributions were the largest component of the decline in net assets in liquidation.
The estimated net realizable value of real estate decreased by $90.2 million during the 11 months ended December 31, 2020, which was primarily driven by our investment in an office building located in Los Angeles, California (the “Union Bank Plaza”) and an office property located in Denver, Colorado (“Granite Tower”), as follows:
•Union Bank Plaza –The estimated net proceeds from the sale of the Union Bank Plaza decreased by approximately $57.5 million primarily due to changes in leasing projections and related capital investments to account for a longer lease-up period and lower projected rental rates caused by COVID-19. As of December 31, 2020, the Union Bank Plaza was 72% leased and due to the amount of vacancy, its valuation or projected sales price is more sensitive to the disruption caused by COVID-19 as compared to a fully stabilized property. Additionally, the valuation or projected sales price was adjusted to increase the terminal capitalization rates and discount rate to account for the increased risk and uncertainty in the current environment.
•Granite Tower – The estimated net proceeds from the sale of Granite Tower decreased by approximately $24.3 million due to changes in leasing projections and related capital investments to account for a longer lease-up period and lower projected rental rates caused by COVID-19. Granite Tower is further impacted by the deteriorating oil and gas industry as its anchor tenant that occupies approximately 50% of the building square footage as of December 31, 2020 is engaged in the exploration and production of oil and gas. The valuation or projected sales price was adjusted to increase the terminal capitalization rates and discount rate to account for the increased risk and uncertainty in the current environment caused by COVID-19 and the deteriorating oil and gas industry. As of December 31, 2020, Granite Tower was 82% leased.
•Other Properties – The estimated net proceeds from the sales of our other real estate properties were adjusted to increase the terminal capitalization rates and discount rates to account for the increased risk and uncertainty caused by COVID-19 resulting in a net reduction in the aggregate estimated net proceeds from sales of $8.4 million.

Results of Operations
In light of the adoption of liquidation basis accounting as of February 1, 2020, the results of operations for the current year period are not comparable to the prior year period. The sale of assets under the Plan of Liquidation will have a significant impact on our operations. Changes in liquidation values of our assets are discussed above under “— Changes in Net Assets in Liquidation.” See “— Overview — Plan of Liquidation” and “— Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 6, 2020 and which specific discussion is incorporated herein by reference.
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
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash we expect to collect through the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of December 31, 2020 are included in accounts payable and accrued liabilities, due to affiliate and other liabilities on the Consolidated Statement of Net Assets.
Revenue Recognition - Operating Leases
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

Going Concern Basis
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
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We adopted this transition method upon our adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. Our comparative periods presented in the financial statements were reported under the lease accounting standards of Topic 840 until our adoption of the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020.
In accordance with Topic 842, tenant reimbursements for property taxes and insurance were included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore were accounted for as variable lease payments and were recorded as rental income on our statement of operations beginning January 1, 2019 until our adoption of the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020. In addition, we adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. We believe the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance were also accounted for as variable lease payments and recorded as rental income on our statement of operations beginning January 1, 2019 until our adoption of the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020.
Until our adoption of the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020, we recognized minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility was probable and recorded amounts expected to be received in later years as deferred rent receivable. If the lease provided for tenant improvements, we determined whether the tenant improvements, for accounting purposes, were owned by the tenant or us. When we were the owner of the tenant improvements, the tenant was not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements were substantially completed. When the tenant was the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that was funded was treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
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
In accordance with Topic 842, we made a determination of whether the collectibility of the lease payments in an operating lease was probable. If we determined the lease payments were not probable of collection, we fully reserved for any contractual lease payments, deferred rent receivable, and variable lease payments and recognized rental income only if cash was received. Beginning January 1, 2019, these changes to our collectibility assessment were reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, were recorded in operating, maintenance, and management expense in the statement of operations.

Beginning January 1, 2019, we, as a lessor, recorded costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classified such costs as operating, maintenance, and management expense on our consolidated statement of operations, as these costs were no longer capitalizable under the definition of initial direct costs under Topic 842.
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASC 610-20, if we determined we did not have a controlling financial interest in the entity that held the asset and the arrangement met the criteria to be accounted for as a contract, we derecognized the asset and recognized a gain or loss on the sale of the real estate when control of the underlying asset transferred to the buyer.
Real Estate
Liquidation Basis of Accounting
As of February 1, 2020, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that we will collect through the disposal of our assets, including any residual value attributable to lease intangibles, as we carry out the Plan of Liquidation. As of December 31, 2020, we estimated the liquidation value of our real estate investments based on internal valuation methodologies using a combination of the direct capitalization approach, sales comparison approach and discounted cash flow analyses and relied primarily on discounted cash flow analyses for the estimated liquidation value for each of the four office properties and relied on a sales comparison approach for the office building that is part of an office campus, which was vacant. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to February 1, 2020, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.
Going Concern Basis
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We considered the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We estimated useful lives of our assets by class to be generally as follows:

Land	N/A
Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

Impairment of Real Estate and Related Intangible Assets and Liabilities
We continually monitored events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggested that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assessed the recoverability by estimating whether we would recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we did not believe that we would be able to recover the carrying value of the real estate and related intangible assets and liabilities, we recorded an impairment loss to the extent that the carrying value exceeded the estimated fair value of the real estate and related intangible assets and liabilities.

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
Rents and Other Receivables
Liquidation Basis of Accounting
In accordance with the liquidation basis of accounting, as of February 1, 2020, rents and other receivables were adjusted to their net realizable value. We periodically evaluate the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to our net assets in liquidation.
Going Concern Basis
We made a determination of whether the collectibility of the lease payments in our operating leases was probable. If we determined the lease payments were not probable of collection, we fully reserved for any outstanding rent receivables related to contractual lease payments and variable leases payments, wrote-off any deferred rent receivable and recognized rental income only if cash was received. We exercised judgment in assessing collectibility and considered payment history, current credit status, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current market conditions that may impact the tenant’s ability to make payments in accordance with its lease agreements in making the determination.
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
Updated Estimated Value Per Share
On March 11, 2021, our board of directors approved an estimated value per share of our common stock of $2.07 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2020. For a description of the methodologies and assumptions used in the determination of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
Share Redemption Program
Our share redemption program provides only for redemptions that qualify as Special Redemptions. In accordance with our share redemption program, these Special Redemptions are made at a price per share equal to our most recent estimated value per share as of the applicable redemption date, provided that if our board of directors has declared liquidating distributions on such share with a record date prior to the applicable redemption date for such share and the most recent estimated value per share has not been updated to reflect the reduction for such liquidating distributions, then the redemption price per share will be reduced to reflect the amount of such liquidating distributions. The redemption price per share of our common stock eligible for redemption on the March 31, 2021 redemption date will equal $2.07. We will report future redemption prices in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC.

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
The table below summarizes the outstanding principal balance and the interest rates of our notes payable based on the maturity dates, all as of December 31, 2020 (dollars in thousands):

	Maturity Date				Total Book Value
	2021	2022	2023	2024
Liabilities
Notes payable, principal outstanding
Variable Rate	$145,170	$—	$95,350	$—	$240,520
Effective interest rate (1)	1.6%	—	1.8%	—	1.7%
_____________________
(1) The effective interest rate represents the actual interest rate in effect as of December 31, 2020, using interest rate indices as of December 31, 2020, where applicable.
As of December 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $240.5 million of variable rate debt outstanding. Movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. Based on interest rates as of December 31, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2021, interest expense on our variable rate debt would increase or decrease by $2.4 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age *
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	69
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	43
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	56
Jeffrey A. Dritley	Independent Director	64
Stuart A. Gabriel, Ph.D.	Independent Director	67
Ron D. Sturzenegger	Independent Director	61
_____________________
* As of March 1, 2021.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since August 2007, August 2007 and July 2007, respectively. In August 2019, he was also elected as our President. He is also the Chief Executive Officer of our advisor and Chairman of the Board, Chief Executive Officer and a director of KBS Growth & Income REIT, positions he has held for these entities since October 2004 and January 2015, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively. In August 2019, Mr. Schreiber was also elected President of KBS Growth & Income REIT and KBS REIT III. Mr. Schreiber was Chairman of the Board, Chief Executive Officer and a director of KBS REIT I from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. In addition, Mr. Schreiber controls the voting rights with respect to the 33 1/3% interest of KBS Holdings LLC held indirectly by the estate of Peter M. Bren (together with other family members). KBS Holdings LLC is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. Messrs. Bren and Schreiber were the founding partners of the KBS-affiliated investment advisors. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2020, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $28.4 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, Pacific Oak Strategic Opportunity REIT (advisory agreement terminated October 31, 2019), KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated October 31, 2019) and KBS Growth & Income REIT. Through October 31, 2019, our advisor also served as the U.S. asset manager for Keppel Pacific Oak US REIT, and KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT, both Singapore real estate investment trusts.
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
Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, from 2004 through 2015, Ms. Yamane was responsible for client accounting/reporting for two real estate portfolios. These portfolios consisted of industrial, office and retail properties as well as land parcels. Ms. Yamane worked closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assisted in the supervision and management of KBS Realty Advisors’ accounting department.
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
Mr. Dritley has over 30 years of experience in the real estate industry. His experience has ranged from the acquisition, entitlement, development and redevelopment of over 14 million square feet of properties in Southern California, to creating and managing an organization with over 100 employees in the United States, Europe and Asia focused on buying and restructuring non-performing loans.
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
The members of the audit committee are Jeffrey A. Dritley, Stuart A. Gabriel, Ph.D.(chair) and Ron D. Sturzenegger. The board of directors has determined that all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All of the members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that all of the members of the audit committee satisfy the SEC’s requirements for an “audit committee financial expert.”
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

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2020.

Name	Fees Earned or Paid in Cash in 2020	All Other Compensation	Total
Jeffrey A. Dritley	$165,000	$—	$165,000
Stuart A. Gabriel, Ph.D.	165,000	—	165,000
Ron D. Sturzenegger	155,000	—	155,000
Charles J. Schreiber, Jr. (1)	—	—	—
_____________________
(1) Director who is also an executive officer and does not receive compensation for services rendered as a director.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 8, 2021, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

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
In addition, and although our shares are not listed for trading on any national securities exchange, all of our current independent directors are “independent” as defined by the New York Stock Exchange. The board of directors has affirmatively determined that Jeffrey A. Dritley, Stuart A. Gabriel, Ph.D. and Ron D. Sturzenegger each satisfies the New York Stock Exchange independence standards.
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
We expect to distribute substantially all of the net proceeds from liquidation to our stockholders within 24 months from March 5, 2020. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020. On July 31, 2020, our board of directors authorized the Second Liquidating Distribution in the amount of $0.25 per share of common stock to stockholders of record as of the close of business on August 3, 2020, and on December 24, 2020, our board of directors authorized the Third Liquidating Distribution in the amount of $0.40 per share of common stock to stockholders of record as of the close of business on December 24, 2020. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distribution Information.” We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. However, if we cannot sell our assets and pay our debts within 24 months from March 5, 2020, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust.
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2020, the extent to which our business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Any long-term impact of this situation, even after an economic rebound, remains unclear. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of liquidating distributions to be received by our stockholders.
During the year ended December 31, 2020, we sold two office properties and four office buildings that were part of an office campus. As of December 31, 2020, our portfolio of real estate properties was composed of four office properties and an office building that is part of an office campus.

Borrowing Policies. In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. We have also used debt financing to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; to provide working capital and for other liquidity needs. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of January 31, 2021, our borrowings and other liabilities were approximately 37% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2020 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
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
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a term expiring May 21, 2021, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2020 through the most recent date practicable, which was January 31, 2021, we compensated our advisor as set forth below.
With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we paid our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount included any portion of the investment that was debt financed and was inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. Asset management fees from January 1, 2020 through January 31, 2021 totaled approximately $7.1 million, of which $0.5 million was payable as of January 31, 2021.

Under the advisory agreement, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. We reimburse our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2020 through January 31, 2021, we incurred $426,000 of operating expenses reimbursable to our advisor, including $313,000 of our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us, of which $49,000 was payable as of January 31, 2021. We also reimburse our advisor for certain of our direct costs incurred from third parties that were initially paid by our advisor on our behalf.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may aggregate disposition fees paid to our advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. From January 1, 2020 through January 31, 2021, we incurred $4.7 million of disposition fees, all of which had been paid as of January 31, 2021.
The conflicts committee considers our relationship with our advisor during 2020 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We have entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC, the entity that acted as our dealer manager (the “Dealer Manager”), pursuant to which we agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2020 through January 31, 2021, we incurred $48,000 of costs and expenses related to the AIP Reimbursement Agreement, of which $6,000 was payable as of January 31, 2021.
The conflicts committee believes that this arrangement with KBS Capital Markets Group is fair.
Insurance Program. As of January 1, 2020, we, together with KBS REIT III, KBS Growth & Income REIT, the Dealer Manager, our advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2020, we renewed our participation in the program. The program is effective through June 30, 2021.
The conflicts committee believes this arrangement is fair.
During the year ended December 31, 2020 and from January 1, 2021 through January 31, 2021, no other transactions occurred between us and KBS REIT III, Pacific Oak Strategic Opportunity REIT (advisory agreement with KBS Capital Advisors terminated as of October 31, 2019 and dealer manager agreement with KBS Capital Markets Group terminated as of December 31, 2019), Pacific Oak Strategic Opportunity REIT II (advisory agreement with KBS Capital Advisors terminated as of October 31, 2019 and dealer manager agreement with KBS Capital Markets Group terminated as of December 31, 2019), KBS Growth & Income REIT, our advisor, the Dealer Manager or other KBS-affiliated entities.
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

March 11, 2021	The Conflicts Committee of the Board of Directors: Jeffrey A. Dritley (chair), Stuart A. Gabriel, Ph.D. and Ron D. Sturzenegger

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2020, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2020 and 2019, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2020 and 2019, are set forth in the table below.

	2020	2019
Audit fees	$550,000	$565,500
Audit-related fees	—	—
Tax fees	100,141	96,591
All other fees	2,300	1,100
Total	$652,441	$663,191

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

(b)Exhibits

Ex.	Description

2.1	Plan of Complete Liquidation and Dissolution of the Company dated as of March 5, 2020, incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K, filed March 6, 2020

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed March 6, 2020

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

10.5
Guaranty Agreement related to the Portfolio Loan Facility, by KBS REIT Properties II, LLC, in favor of Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.6
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

10.8
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII 445 South Figueroa, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.9
Credit Line Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Portfolio Loan Facility, by and between KBSII Willow Oaks, LLC and Bank of America, N.A., dated as of March 29, 2018, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018

10.10
Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and MUFG Union Bank, N.A., dated as of August 2, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.11
Amended and Restated Office Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and MUFG Union Bank, N.A., dated as of August 2, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.12
First Amendment to Amended and Restated Office Lease by and between KBSII 445 SOUTH FIGUEROA, LLC and MUFG UNION BANK, N.A. dated March 27, 2020, incorporated by reference to Exhibit 10.2 to the Compnay’s Quarter Report on Form 10-Q for the period ended March 31, 2020, filed May 14, 2020

10.13
Fountainhead Corporate Park Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated June 29, 2009, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.14
Consent by Landlord to First Amendment to Sub-SubLease, by and between KBSII Fountainhead, LLC, Western International University, Inc. and Tiya Academy LLC, dated July 29, 2009, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.15
First Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated August 11, 2009, incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.16
Second Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated November 2, 2009, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.17
Third Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated February 19, 2010, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.18
Fourth Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated March 11, 2011, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.19
Agreement, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated July 29, 2011, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.20
Fifth Amendment to Lease, by and between US Real Estate Limited Partnership and The University of Phoenix, Inc., dated August 3, 2011, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.21
Sixth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated December 22, 2011, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.22
Seventh Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated June 1, 2012, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

Ex.	Description

10.23
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

10.28
Twelfth Amendment to Lease, by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc.,dated August 6, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed August 12, 2019

10.29
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

10.36
Seventh Amendment to Lease (relating to Denver Place Plaza Tower), by and between Denver-Stellar Associates Limited Partnership and Western Gas Resources, Inc., dated July 15, 2005, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.37
Eighth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Western Gas Resources, Inc., dated November 15, 2005, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.38
Ninth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated February 16, 2007, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.39
Tenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated September 11, 2007, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.40
Eleventh Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated November 9, 2007, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.41
Twelfth Amendment to Lease (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated March 3, 2008, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.42
Temporary Lease Agreement (relating to Denver Place Plaza Tower), by and between Cumberland Office Park, LLC and Anadarko Petroleum Corporation, dated April 28, 2008, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.43
Thirteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Company, dated October 6, 2011, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.44
Fourteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated November 13, 2012, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.45
Fifteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated June 5, 2013, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.46
Sixteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated August 17, 2015, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.47
Seventeenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated December 19, 2018, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 13, 2019

10.48
Eighteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated May 14, 2020, incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed August 12, 2020

10.49	Nineteenth Amendment to Lease (relating to Denver Place Plaza Tower), by and between KBSII Granite Tower, LLC and Anadarko Petroleum Corporation, dated December 29, 2020

10.50
Third Amendment to Lease, by and between KBSII Granite Tower, LLC, Integris Holdings LLC and Integris Partners, Ltd., dated October 14, 2019, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K, filed March 6, 2020

Ex.	Description

10.51
Loan Agreement related to the Granite Tower Loan Facility, by and between KBSII Granite Tower, LLC, and Bank of America, N.A., dated as of August 30, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.52
Promissory Note related to the Granite Tower Loan Facility, by and between KBSII Granite Tower, LLC, and Bank of America, N.A., dated as of August 30, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.53
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing related to the Granite Tower Loan Facility, by and between KBSII Granite Tower, LLC and Bank of America, N.A., dated as of August 30, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.54
Limited Payment Guaranty Agreement related to the Granite Tower Loan Facility, by KBS REIT Properties II, LLC, in favor of Bank of America, N.A., dated as of August 30, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.55
Limited Completion Guaranty Agreement related to the Granite Tower Loan Facility, by and between KBS REIT Properties II, LLC, in favor of Bank of America, N.A., dated as of August 30, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.56
Environmental Indemnification and Release Agreement related to the Granite Tower Loan Facility, by KBSII Granite Tower, LLC, for the benefit of Bank of America, N.A., dated as of August 30, 2019, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.57
Consent by Landlord to Sublease Agreement (relating to Walden University, LLC), by and between KBSII Fountainhead, LLC and The University of Phoenix, Inc., dated December 10, 2019, incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

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

99.2
Eleventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed August 12, 2020

Ex.	Description

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Real Estate Investment Trust II, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of KBS Real Estate Investment Trust II, Inc. (the Company) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the period from January 1, 2020 to January 31, 2020 and for the years ended December 31, 2019 and 2018, the consolidated statement of net assets (liquidation basis) as of December 31, 2020, the related consolidated statement of changes in net assets (liquidation basis) for the period from February 1, 2020 to December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the period from January 1, 2020 to January 31, 2020 and for the years ended December 31, 2019 and 2018, its net assets in liquidation as of December 31, 2020, and the changes in its net assets in liquidation for the period from February 1, 2020 to December 31, 2020, in conformity with U.S. generally accepted accounting principles applied on the basis described below.
As described in Notes 2 and 3 to the financial statements, the stockholders of the Company approved a plan of liquidation and the Company has commenced liquidation. As a result, the Company has changed its basis of accounting for periods subsequent to January 31, 2020 from the going concern basis to a liquidation basis.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Liquidation value of real estate assets
Description of the Matter
The Company’s liquidation basis value of its real estate assets totaled $698.5 million as of December 31, 2020. As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted the liquidation basis of accounting on February 1, 2020. As a result of the adoption of the liquidation basis of accounting, the Company adjusted its investments in real estate to their estimated net realizable values, or liquidation values, which represents the estimated amount of cash that the Company expects to collect upon the disposal of its assets on an undiscounted basis. Management’s estimates of the liquidation value of the real estate assets were based on internal valuation methodologies using direct capitalization and discounted cash flow analyses and anticipated disposal dates of the assets, as well as consideration of purchase offers or contractual sales agreements and comparable market transactions.
Auditing management’s liquidation value of its real estate assets is challenging due to the high degree of subjective auditor judgment necessary in evaluating management’s estimates of liquidation values which are based on forecasted cash flow analyses to determine the estimated cash to be realized upon sale. The estimated future cash flows used in the cash flow analyses are based on significant assumptions, including, as applicable, market rental rates and leasing assumptions, estimated hold periods for individual properties, capitalization rates and discount rates that are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
To test the Company’s real estate liquidation values, our audit procedures included, among others, evaluating the methodology and significant judgments used by management, including obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. We held discussions with management about business plans for the assets and the judgments used in determining hold periods and cash flow estimates for the assets, and compared information used in the liquidation value estimates to information included in materials presented to the Company’s Board of Directors. We also compared the significant assumptions used by management as discussed above, to current industry and economic trends, observable market-specific data, and historical results of the properties, and involved our internal real estate valuation specialists to assist in our evaluation of significant assumptions for certain properties.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Irvine, California
March 12, 2021

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(in thousands)

December 31, 2020
Assets
Real estate	$698,491
Cash and cash equivalents	21,796
Rents and other receivables	489
Other assets	461
Total assets	$721,237
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$72,528
Notes payable	240,520
Accounts payable and accrued liabilities	7,308
Due to affiliate	49
Liabilities for estimated closing costs and disposition fees	16,458
Other liabilities	2,879
Total liabilities	339,742
Commitments and contingencies (Note 10)
Net assets in liquidation	$381,495

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
Commitments and contingencies (Note 10)
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Period from February 1, 2020 to December 31, 2020
(Liquidation Basis)
(unaudited, in thousands)

Net assets in liquidation, beginning of period	$704,404
Changes in net assets in liquidation
Change in liquidation value of real estate properties after closing costs/disposition fees	(90,180)
Change in estimated cash flow during liquidation	4,027
Change in estimated capital expenditures	24,711
Redemptions	(2,470)
Other changes, net	(201)
Net decrease in liquidation value	(64,113)
Liquidating distribution to stockholders	(258,796)
Changes in net assets in liquidation	(322,909)
Net assets in liquidation, end of period	$381,495

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(in thousands, except share and per share amounts)

	Month Ended January 31,	Years Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$8,107	$105,287	$132,452
Interest income from real estate loans receivable	—	—	434
Other operating income	483	6,825	9,329
Total revenues	8,590	112,112	142,215
Expenses:
Operating, maintenance, and management	2,233	34,495	35,246
Real estate taxes and insurance	1,336	18,128	19,268
Asset management fees to affiliate	751	10,196	10,894
General and administrative expenses	422	6,029	6,024
Depreciation and amortization	2,586	40,889	50,202
Interest expense	1,159	17,214	17,884
Impairment charges on real estate	—	14,300	—
Total expenses	8,487	141,251	139,518
Other income:
Other interest income	93	608	1,159
Loss from extinguishment of debt	(87)	(470)	(212)
Gain on sales of real estate, net	1,935	30,752	24,884
Total other income	1,941	30,890	25,831
Net income	$2,044	$1,751	$28,528
Net income per common share, basic and diluted	$0.01	$0.01	$0.15
Weighted-average number of common shares outstanding, basic and diluted	185,299,655	185,912,776	187,133,703

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Going Concern Basis)
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(in thousands)

	Month Ended January 31,	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$2,044	$1,751	$28,528
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,586	40,889	50,202
Impairment charges on real estate	—	14,300	—
Noncash interest income on real estate-related investments	—	—	3
Deferred rent	(638)	1,003	3,717
Bad debt expense	—	—	371
Amortization of above- and below-market leases, net	(3)	(72)	1,037
Amortization of deferred financing costs	115	1,513	1,272
Loss from extinguishment of debt	87	470	212
Gain on sale of real estate, net	(1,935)	(30,752)	(24,884)
Changes in operating assets and liabilities:
Rents and other receivables	(515)	(16,709)	(38,367)
Prepaid expenses and other assets	(1,995)	(13,942)	(8,186)
Accounts payable and accrued liabilities	(894)	18,861	34,657
Due to affiliate	32	4	(29)
Other liabilities	(6,264)	(1,137)	7,890
Net cash (used in) provided by operating activities	(7,380)	16,179	56,423
Cash Flows from Investing Activities:
Proceeds from sale of real estate	302,028	130,283	94,015
Improvements to real estate	(2,684)	(44,807)	(34,601)
Principal repayments on real estate loans receivable	—	—	13,920
Net cash provided by investing activities	299,344	85,476	73,334
Cash Flows from Financing Activities:
Proceeds from notes payable	—	134,350	375,000
Principal payments on notes payable	(176,687)	(134,010)	(460,765)
Payments of deferred financing costs	—	(924)	(2,810)
Payments to redeem common stock	(280)	(5,354)	(5,882)
Distributions paid to common stockholders	—	(124,522)	(46,256)
Net cash used in financing activities	(176,967)	(130,460)	(140,713)
Net increase (decrease) in cash, cash equivalents and restricted cash	114,997	(28,805)	(10,956)
Cash, cash equivalents and restricted cash, beginning of period	46,882	75,687	86,643
Cash, cash equivalents and restricted cash, end of period	$161,879	$46,882	$75,687
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,246	$15,895	$16,686
Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued improvements to real estate	$6,610	$5,592	$4,818
Distributions payable	$—	$—	$3,874

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
As of December 31, 2020, the Company owned four office properties and an office building that is part of an office campus.
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
As of December 31, 2020, the Company had 184,299,500 shares of common stock issued and outstanding.
On November 13, 2019, in connection with a review of potential strategic alternatives available to the Company, a special committee composed of all of the Company’s independent directors (the “Special Committee”) and the board of directors unanimously approved the sale of all of the Company’s assets and the dissolution of the Company pursuant to the terms of the plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. On March 5, 2020, the Company’s stockholders approved the Plan of Liquidation. The Plan of Liquidation is included as an exhibit to this Annual Report on Form 10-K.
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and its liquidation, including how the pandemic is affecting its tenants and the Company’s ability to sell its remaining real estate properties at the times and prices it expects. During the year ended December 31, 2020, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. The Company reduced the estimated liquidation value of its real estate portfolio by $90.2 million due to changes in leasing projections across its portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. As of December 31, 2020, the Company had granted rent relief to eight tenants as a result of the pandemic, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, the Company is unable to predict the ultimate impact the pandemic will have on its business and implementation of the Plan of Liquidation due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Further, significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit the Company’s ability to draw on its portfolio loan facility due to covenants described in the Company’s loan agreements.
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
December 31, 2020
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the remaining assets and due to other factors. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures, has had a negative impact on the economy and business activity globally. As of December 31, 2020, tenants in the mining and oil and gas extraction industry represented approximately 18% of the Company’s base rent. Tenants in this sector have been adversely impacted by the reduced demand for oil as a result of the slowdown in economic activity resulting from the pandemic spread of COVID-19 and the collapse in oil prices. Many of the Company’s tenants have suffered reductions in revenue, and as of December 31, 2020, the Company had granted rent relief to eight tenants as a result of the pandemic. Depending upon the duration of the pandemic, the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. While the Company has considered the impact from COVID-19 in its net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2020, the extent to which the Company’s business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Any long-term impact of this situation, even after an economic rebound, remains unclear. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, the Company’s implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. Accordingly, it is not possible to precisely predict the timing of any additional liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any additional liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2020.
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
December 31, 2020
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements and accompanying notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including Subtopic 205-30, “Liquidation Basis of Accounting,” as indicated, and the rules and regulations of the Securities and Exchange Commission (“SEC”).
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
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of December 31, 2020 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale of the Company's remaining real estate properties and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
All financial results and disclosures through January 31, 2020, prior to the adoption of the liquidation basis of accounting, are presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2019, the statements of operations, the statements of stockholders’ equity and the statements of cash flows for the month ended January 31, 2020 and the years ended December 31, 2019 and 2018 are presented using the going concern basis of accounting. Under the going concern basis of accounting, the Company’s consolidated financial statements included its accounts and the accounts of KBS REIT Holdings II, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the year ended December 31, 2018, the Company reclassified $10.6 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Revenue Recognition - Operating Leases
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
Going Concern Basis
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
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted this transition method upon its adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. The Company’s comparative periods presented in the financial statements were reported under the lease accounting standards of Topic 840 until the Company’s adoption of the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020.
In accordance with Topic 842, tenant reimbursements for property taxes and insurance were included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore were accounted for as variable lease payments and were recorded as rental income on the Company’s statement of operations beginning January 1, 2019 until the Company’s adoption of the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance were also accounted for as variable lease payments and recorded as rental income on the Company’s statement of operations beginning January 1, 2019 until the Company’s adoption of the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Until the Company’s adoption of the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020, the Company recognized minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility was probable and recorded amounts expected to be received in later years as deferred rent receivable. If the lease provided for tenant improvements, the Company determined whether the tenant improvements, for accounting purposes, were owned by the tenant or the Company. When the Company was the owner of the tenant improvements, the tenant was not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements were substantially completed. When the tenant was the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that was funded was treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
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
In accordance with Topic 842, the Company made a determination of whether the collectibility of the lease payments in an operating lease was probable. If the Company determined the lease payments were not probable of collection, the Company fully reserved for any contractual lease payments, deferred rent receivable, and variable lease payments and recognized rental income only if cash was received. Beginning January 1, 2019, these changes to the Company’s collectibility assessment were reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, were recorded in operating, maintenance, and management expense in the statement of operations.
Beginning January 1, 2019, the Company, as a lessor, recorded costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classified such costs as operating, maintenance, and management expense on the Company’s consolidated statement of operations, as these costs were no longer capitalizable under the definition of initial direct costs under Topic 842.
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASC 610-20, if the Company determined it did not have a controlling financial interest in the entity that held the asset and the arrangement met the criteria to be accounted for as a contract, the Company derecognized the asset and recognized a gain or loss on the sale of the real estate when control of the underlying asset transferred to the buyer.
Real Estate Loan Receivable
Interest income on the Company’s real estate loan receivable was recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, were amortized over the term of the loan as an adjustment to interest income.
Cash and Cash Equivalents
The Company recognized interest income on its cash and cash equivalents as it was earned and classified such amounts as other interest income.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Real Estate
Liquidation Basis of Accounting
As of February 1, 2020, the Company’s investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Company will collect through the disposal of its assets, including any residual value attributable to lease intangibles, as it carries out the Plan of Liquidation. As of December 31, 2020, the Company estimated the liquidation value of its investments in real estate based on internal valuation methodologies using a combination of the direct capitalization approach, sales comparison approach and discounted cash flow analyses and relied primarily on discounted cash flow analyses for the estimated liquidation value for each of the four office properties and relied on a sales comparison approach for the office building that is part of an office campus, which was vacant. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to February 1, 2020, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.
Going Concern Basis
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considered the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company estimated useful lives of its assets by class to be generally as follows:

Land	N/A
Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitored events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggested that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assessed the recoverability by estimating whether the Company would recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company did not believe that it would be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company recorded an impairment loss to the extent that the carrying value exceeded the estimated fair value of the real estate and related intangible assets and liabilities.
Cash and Cash Equivalents
The Company considered all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments were stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2020. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Restricted Cash
Restricted cash was comprised of lender impound reserve accounts on the Company’s borrowings for capital improvements and replacements.
Rents and Other Receivables
Liquidation Basis of Accounting
In accordance with the liquidation basis of accounting, as of February 1, 2020, rents and other receivables were adjusted to their net realizable value. The Company periodically evaluates the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to the Company’s net assets in liquidation.
Going Concern Basis
The Company made a determination of whether the collectibility of the lease payments in its operating leases was probable. If the Company determined the lease payments were not probable of collection, the Company fully reserved for any outstanding rent receivables related to contractual lease payments and variable leases payments, wrote-off any deferred rent receivable and recognized rental income only if cash was received. The Company exercised judgment in assessing collectibility and considered payment history, current credit status, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current market conditions that may impact the tenant’s ability to make payments in accordance with its lease agreements in making the determination.
Accrued Liquidation Costs
In accordance with the liquidation basis of accounting, the Company accrues for certain estimated liquidation costs to the extent it has a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, insurance, and distribution processing costs.
Deferred Financing Costs
Prior to the adoption of the liquidation basis of accounting, deferred financing costs represented commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and were presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs were amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs were generally expensed when the associated debt was refinanced or repaid before maturity unless specific rules were met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability was recognized were included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that did not close were expensed in the period in which it was determined that the financing would not close.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Redeemable Common Stock
The Company has a share redemption program pursuant to which stockholders may sell their shares to the Company only in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:
•During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to its stockholders. The dollar limitation for calendar year 2020 was $10.0 million. On December 24, 2020, the Company’s board of directors approved the same annual dollar amount limitation for Special Redemptions for calendar year 2021 of $10.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.
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
In connection with the approval by the Company’s stockholders of the Plan of Liquidation, on March 5, 2020, the Company’s board of directors approved the Tenth Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”). The Amended Share Redemption Program became effective on March 20, 2020.
Prior to effectiveness of the Amended Share Redemption Program, the redemption price for redemptions made in connection with a Special Redemption was equal to the most recent estimated value per share of the Company’s common stock as of the redemption date. On November 13, 2019, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $3.79 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2019, except for certain items for which estimated values were adjusted subsequent to September 30, 2019. The change in redemption price became effective for the November 2019 redemption date, which was November 29, 2019, and was effective through the February 2020 redemption date, which was February 28, 2020.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
The Amended Share Redemption Program changed the redemption price per share of the Company’s common stock eligible for Special Redemptions to take into account the estimated range of liquidating distributions as disclosed in the Company’s Definitive Proxy Statement, filed with the SEC on December 9, 2019, and any liquidating distributions declared by the Company’s board of directors. The Amended Share Redemption Program set the redemption price per share of the Company’s common stock eligible for redemption at (a) $3.615 (which represents the mid-point of the estimated range of liquidating distributions of $3.40 to $3.83 per share) less (b) the amount of any liquidating distributions on such share declared by the Company’s board of directors that have a record date prior to the applicable redemption date for such share. Pursuant to the Plan of Liquidation, on March 5, 2020, the Company’s board of directors authorized an initial liquidating distribution on the outstanding shares of the Company’s common stock to the Company’s stockholders of record as of the close of business on March 5, 2020 (the “Initial Liquidating Distribution”) with the amount per share of the Initial Liquidating Distribution equal to $0.75. The Initial Liquidating Distribution was paid on March 10, 2020. Therefore, effective commencing with the March 31, 2020 redemption date, the redemption price for all shares eligible for redemption was equal to $2.87, which was effective through the May 29, 2020 redemption date.
On June 15, 2020, the Company’s board of directors approved an updated estimated value per share of the Company’s common stock of $2.66, effective June 9, 2020 (the “June 2020 Estimated Value Per Share”). In connection with the approval of the June 2020 Estimated Value Per Share, on June 15, 2020, the Company’s board of directors approved the Eleventh Amended and Restated Share Redemption Program (the “11th Amended Share Redemption Program”), which became effective on June 30, 2020. The 11th Amended Share Redemption Program sets the redemption price per share of the Company’s common stock eligible for redemption at the Company’s most recent estimated value per share as of the applicable redemption date, provided that if the Company’s board of directors has declared liquidating distributions on such share with a record date prior to the applicable redemption date for such share and the most recent estimated value per share has not been updated to reflect the reduction for such liquidating distributions, then the redemption price per share will be reduced to reflect the amount of such liquidating distributions. Thus, effective commencing with the June 30, 2020 redemption date, the redemption price for all shares eligible for redemption was equal to $2.66, which was effective through the July 31, 2020 redemption date.
On July 31, 2020, in connection with the authorization of a second liquidating distribution in the amount of $0.25 per share of common stock to the Company’s stockholders of record as of the close of business on August 3, 2020 (the “Second Liquidating Distribution”), the Company’s board of directors approved an updated estimated value per share of Company’s common stock of $2.41, effective August 7, 2020. Therefore, effective commencing with the August 31, 2020 redemption date, the redemption price for all shares eligible for redemption was equal to $2.41, which was effective through the November 30, 2020 redemption date.
On December 24, 2020, in connection with the authorization of a third liquidating distribution in the amount of $0.40 per share of common stock to the Company’s stockholders of record as of the close of business on December 24, 2020 (the “Third Liquidating Distribution”), the Company’s board of directors approved an updated estimated value per share of the Company’s common stock of $2.01, effective December 30, 2020. Therefore, effective commencing with the December 31, 2020 redemption date, the redemption price for all shares eligible for redemption was equal to $2.01 and was effective until the redemption price was updated on March 11, 2021. See Note 11, “Subsequent Events.”
The Company may amend, suspend or terminate the share redemption program for any reason upon ten business days’ notice to stockholders. The Company may provide this notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to stockholders.
For the year ended December 31, 2020, the Company redeemed 1,002,536 shares for $2.7 million, which represented all redemption requests received in good order and eligible for redemption as Special Redemptions under the share redemption program through the December 2020 redemption date.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Going Concern Basis
The Company recorded amounts that were redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheet because the shares were mandatorily redeemable at the option of the holder and therefore their redemption was outside the control of the Company. Pursuant to the share redemption program, effective for redemptions on or after June 18, 2014, the maximum amount redeemable under the Company’s share redemption program is limited to an annual dollar amount determined by Company’s board of directors, as described above. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presented the amounts available for future redemptions in future periods as redeemable common stock in the accompanying consolidated balance sheet. The Company classified financial instruments that represented a mandatory obligation of the Company to redeem shares as liabilities. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determined it had a mandatory obligation to redeem shares under the share redemption program, it reclassified such obligations from temporary equity to a liability based upon their respective settlement values.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC (the “Dealer Manager”) pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform (“AIP Platform”) with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) (which liquidated in December 2018), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc., (“Pacific Oak Strategic Opportunity REIT”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) (which liquidated in December 2018), Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc., (“Pacific Oak Strategic Opportunity REIT II”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
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
December 31, 2020
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2020, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2020. As of December 31, 2020, returns for the calendar years 2016 through 2019 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock was calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equaled basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the month ended January 31, 2020 and the years ended December 31, 2019 and 2018, respectively.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
Pursuant to the Plan of Liquidation, on March 5, 2020, the Company’s board of directors authorized the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to the Company’s stockholders of record as of the close of business on March 5, 2020. On July 31, 2020, the Company’s board of directors authorized the Second Liquidating Distribution in the amount of $0.25 per share of common stock to the Company’s stockholders of record as of the close of business on August 3, 2020, and on December 24, 2020, the Company’s board of directors authorized the Third Liquidating Distribution in the amount of $0.40 per share of common stock to the Company’s stockholders of record as of the close of business on December 24, 2020.
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
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other similar measures used to describe real estate investments included in these notes to the consolidated financial statements are presented on an unaudited basis.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of December 31, 2020, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
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

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of December 31, 2020 is as follows (in thousands):

	February 1, 2020	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2020
Assets:
Estimated net inflows from investments in real estate	$34,025	$(30,312)	$8,954	$12,667
	34,025	(30,312)	8,954	12,667
Liabilities:
Liquidation transaction costs	(3,500)	740	—	(2,760)
Corporate expenditures	(16,245)	9,706	(4,927)	(11,466)
Capital expenditures	(146,524)	50,844	24,711	(70,969)
	(166,269)	61,290	19,784	(85,195)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(132,244)	$30,978	$28,738	$(72,528)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $322.9 million during the 11 months ended December 31, 2020 as follows (in thousands):

For the Period from February 1, 2020 to December 31, 2020
Changes in net assets in liquidation
Change in liquidation value of real estate properties after closing costs/disposition fees	$(90,180)
Change in estimated cash flow during liquidation	4,027
Change in estimated capital expenditures	24,711
Redemptions	(2,470)
Other changes, net	(201)
Net decrease in liquidation value	(64,113)
Liquidating distribution to stockholders	(258,796)
Changes in net assets in liquidation	$(322,909)

Pursuant to the Plan of Liquidation, from February 1, 2020 through December 31, 2020, the Company’s board of directors authorized three liquidating distributions as follows, which were the largest component of the decline in net assets in liquidation:
•On March 5, 2020, the Company’s board of directors authorized the Initial Liquidating Distribution in the amount of $0.75 per share of common stock to the Company’s stockholders of record as of the close of business on March 5, 2020, for an aggregate cash distribution of approximately $138.9 million. The Initial Liquidating Distribution was paid on March 10, 2020 and was funded with proceeds from the sale of the Campus Drive Buildings.
•On July 31, 2020, the Company’s board of directors authorized the Second Liquidating Distribution in the amount of $0.25 per share of common stock to the Company’s stockholders of record as of the close of business on August 3, 2020, for an aggregate cash distribution of approximately $46.2 million. The Second Liquidating Distribution was paid on August 7, 2020 and was funded with proceeds from the sale of two office buildings in Corporate Technology Centre - 100 Headquarters and 200 Holger.
•On December 24, 2020, the Company’s board of directors authorized the Third Liquidating Distribution in the amount of $0.40 per share of common stock to the Company’s stockholders of record as of the close of business on December 24, 2020, for an aggregate cash distribution of approximately $73.7 million. The Third Liquidating Distribution was paid on December 30, 2020 and was funded with proceeds from the sale of two office buildings in Corporate Technology Centre - 250 Holger and 350 Holger.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
The estimated net realizable value of real estate decreased by $90.2 million during the 11 months ended December 31, 2020, which was primarily driven by the Company’s investment in an office building located in Los Angeles, California (the “Union Bank Plaza”) and an office property located in Denver, Colorado (“Granite Tower”), as follows:
•Union Bank Plaza –The estimated net proceeds from the sale of the Union Bank Plaza decreased by approximately $57.5 million primarily due to changes in leasing projections and related capital investments to account for a longer lease-up period and lower projected rental rates caused by COVID-19. As of December 31, 2020, the Union Bank Plaza was 72% leased and due to the amount of vacancy, its valuation or projected sales price is more sensitive to the disruption caused by COVID-19 as compared to a fully stabilized property. Additionally, the valuation or projected sales price was adjusted to increase the terminal capitalization rates and discount rate to account for the increased risk and uncertainty in the current environment.
•Granite Tower – The estimated net proceeds from the sale of Granite Tower decreased by approximately $24.3 million due to changes in leasing projections and related capital investments to account for a longer lease-up period and lower projected rental rates caused by COVID-19. Granite Tower is further impacted by the deteriorating oil and gas industry as its anchor tenant that occupies approximately 50% of the building square footage as of December 31, 2020 is engaged in the exploration and production of oil and gas. The valuation or projected sales price was adjusted to increase the terminal capitalization rates and discount rate to account for the increased risk and uncertainty in the current environment caused by COVID-19 and the deteriorating oil and gas industry. As of December 31, 2020, Granite Tower was 82% leased.
•Other Properties – The estimated net proceeds from the sales of the Company’s other real estate properties were adjusted to increase the terminal capitalization rates and discount rates to account for the increased risk and uncertainty caused by COVID-19 resulting in a net reduction in the aggregate estimated net proceeds from sales of $8.4 million.
The net assets in liquidation as of December 31, 2020 would result in the payment of additional estimated liquidating distributions of approximately $2.07 per share of common stock to the Company’s stockholders of record as of December 31, 2020. This estimate of additional liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2, “Plan of Liquidation.”

6. REAL ESTATE
As of December 31, 2020, the Company’s real estate investments were composed of four office properties and an office building that is part of an office campus, encompassing in the aggregate approximately 2.4 million rentable square feet. As of December 31, 2020, the Company’s real estate portfolio was 73% occupied. As of December 31, 2020, the Company’s liquidation value of real estate was $698.5 million, exclusive of net operating income to be earned and projected capital expenditures to be incurred over the expected hold period through sale.
As a result of adopting the liquidation basis of accounting as of February 1, 2020, as of December 31, 2020, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect through the sale of its real estate properties owned as of December 31, 2020 as it carries out its Plan of Liquidation.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
On October 22, 2019, the Company, through indirect wholly owned subsidiaries, entered into a membership interest purchase and sale agreement and escrow instructions for the sale of all of the membership interests of KBSII 300-600 Campus Drive, LLC (the owner of the 300-600 Campus Drive Buildings) and KBSII 100-200 Campus Drive, LLC (the owner of the 100 & 200 Campus Drive Buildings)(together, the “Property Owners”) to a buyer (the “Purchaser”).
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
Corporate Technology Centre - 100 Headquarters, 200 Holger, 250 Holger & 350 Holger
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
On June 25, 2020, the Company completed the sale of two office buildings in Corporate Technology Centre containing 46,070 rentable square feet (“100 Headquarters”) and 96,640 rentable square feet (“200 Holger”), respectively, to a purchaser unaffiliated with the Company or its Advisor, for $95.2 million, or $68.5 million net of credits given to the purchaser primarily for outstanding tenant improvements and lease incentives, before third-party closing costs of approximately $0.9 million and excluding disposition fees payable to the Advisor of $0.7 million.
On September 25, 2020, the Company completed the sale of one office building in Corporate Technology Centre containing 76,410 rentable square feet (“250 Holger”) to a purchaser unaffiliated with the Company or the Advisor, for $38.3 million, or $30.2 million net of credits given to the purchaser primarily for outstanding tenant improvements, before third-party closing costs of approximately $0.7 million and excluding disposition fees payable to the Advisor of $0.4 million.
On December 23, 2020, the Company completed the sale of one office building in Corporate Technology Centre containing 96,502 rentable square feet (“350 Holger”) to a purchaser unaffiliated with the Company or the Advisor, for $50.5 million, before third-party closing costs of approximately $0.9 million and excluding disposition fees payable to the Advisor of $0.5 million.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
7. NOTES PAYABLE
As of December 31, 2020 and 2019, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of December 31, 2020 (1)	Effective Interest Rate as of December 31, 2020 (1)	Payment Type	Maturity Date (2)
Corporate Technology Centre Mortgage Loan (3)	$—	$40,564	(3)	(3)	(3)	(3)
Portfolio Loan Facility (4)	145,170	281,293	One-month LIBOR + 1.45%	1.6%	Interest Only	03/29/2021
Granite Tower Mortgage Loan (5)	95,350	95,350	One-month LIBOR + 1.65%	1.8%	(5)	09/01/2023
Total notes payable principal outstanding	$240,520	$417,207
Deferred financing costs, net (6)	—	(600)
Total notes payable, net	$240,520	$416,607
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2020. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2020, using interest rate indices as of December 31, 2020, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On January 23, 2020, the Company repaid the outstanding principal and accrued interest due under the Corporate Technology Centre Mortgage Loan.
(4) As of December 31, 2020, the Portfolio Loan Facility was secured by Willow Oaks Corporate Center, Union Bank Plaza and Fountainhead Plaza. As of December 31, 2020, $145.2 million of term debt of the Portfolio Loan Facility was outstanding and $48.4 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents. As of December 31, 2020, there is a one-year extension option remaining under the Portfolio Loan Facility.
(5) As of December 31, 2020, $95.4 million had been disbursed to the Company with the remaining loan balance of $49.6 million available for future disbursements, subject to certain conditions set forth in the loan agreement. Monthly payments are initially interest-only. Beginning on January 1, 2022, monthly payments for the Granite Tower Mortgage Loan will begin to include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
(6) As described in Note 3, “Summary of Significant Accounting Policies - Principles of Consolidation and Basis of Presentation,” on February 1, 2020, the Company adopted the liquidation basis of accounting which requires the Company to record notes payable at their contractual amounts.
During the month ended January 31, 2020 and the years ended December 31, 2019 and 2018, the Company incurred $1.2 million, $17.2 million and $17.9 million of interest expense, respectively. Included in interest expense for the month ended January 31, 2020 and the years ended December 31, 2019 and 2018 were $0.1 million, $1.5 million and $1.3 million of amortization of deferred financing costs, respectively. As of December 31, 2020, $0.4 million of interest expense was payable.

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
December 31, 2020
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
During the years ended December 31, 2020, 2019 and 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2020, 2019 and 2018, respectively, and any related amounts payable as of December 31, 2020 and 2019 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2020	2019	2018	2020	2019
Expensed
Asset management fees (1)	$6,605	$10,196	$10,894	$—	$—
Reimbursement of operating expenses (2)	399	325	373	49	59
Disposition fees (3)	4,653	1,334	972	—	—
	$11,657	$11,855	$12,239	$49	$59
_____________________
(1) During the month ended January 31, 2020, asset management fees were $0.8 million and were presented on a going concern basis. Asset management fees incurred for the 11 months ended December 31, 2020 were $5.8 million.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $288,000, $232,000, and $244,000 for the years ended December 31, 2020, 2019 and 2018, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2020, 2019 and 2018. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. During the month ended January 31, 2020, reimbursable operating expenses were $31,000 as presented on a going concern basis. Reimbursable operating expenses incurred for the 11 months ended December 31, 2020 were $368,000.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations presented on a going concern basis for the month ended January 31, 2020.
During the year ended December 31, 2018, the Advisor reimbursed the Company $0.1 million for property insurance rebates.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the month ended January 31, 2020 and the year ended December 31, 2019 (in thousands, except per share amounts):

	Month Ended January 31, 2020	2019
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,590	$29,882	$27,674	$26,423	$28,133
Net income (loss)	2,044	(4,900)	26,778	(19,492)	(635)
Net income (loss) per common share, basic and diluted	0.01	(0.03)	0.14	(0.10)	—
Distributions declared per common share (1)	—	0.062	0.512	0.056	0.019
_____________________
(1) See Note 3, “Summary of Significant Accounting Policies – Per Share Data,” for more information regarding distributions declared.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2020.
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
December 31, 2020
11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Updated Estimated Value Per Share
On March 11, 2021, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $2.07 based on the Company’s net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2020. For a description of the methodologies and assumptions used in the determination of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
Share Redemption Program
The Company’s share redemption program provides only for redemptions that qualify as Special Redemptions. In accordance with the Company’s share redemption program, these Special Redemptions are made at a price per share equal to the Company’s most recent estimated value per share as of the applicable redemption date, provided that if the Company’s board of directors has declared liquidating distributions on such share with a record date prior to the applicable redemption date for such share and the most recent estimated value per share has not been updated to reflect the reduction for such liquidating distributions, then the redemption price per share will be reduced to reflect the amount of such liquidating distributions. The redemption price per share of the Company’s common stock eligible for redemption on the March 31, 2021 redemption date will equal $2.07. The Company will report future redemption prices in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 12, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 12, 2021
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 12, 2021
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 12, 2021
Stacie K. Yamane
/s/ JEFFREY A. DRITLEY	Director	March 12, 2021
Jeffrey A. Dritley
/s/ STUART A. GABRIEL, PH.D.	Director	March 12, 2021
Stuart A. Gabriel, Ph.D.
/s/ RON D. STURZENEGGER	Director	March 12, 2021
Ron D. Sturzenegger