Form 10-Q
period 2021-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2021-05-14
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 10, 2021, there were 183,927,976 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Real estate	$698,491	$698,491
Cash and cash equivalents	10,305	21,796
Rents and other receivables	562	489
Other assets	731	461
Total assets	$710,089	$721,237
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$64,210	$72,528
Notes payable	240,520	240,520
Accounts payable and accrued liabilities	6,271	7,308
Due to affiliate	66	49
Liabilities for estimated closing costs and disposition fees	16,458	16,458
Other liabilities	2,691	2,879
Total liabilities	330,216	339,742
Commitments and contingencies (Note 9)
Net assets in liquidation	$379,873	$381,495

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Three Months Ended March 31, 2021
(Liquidation Basis)
(unaudited, in thousands)

Net assets in liquidation, beginning of period	$381,495
Changes in net assets in liquidation
Change in estimated cash flow during liquidation	1,661
Change in estimated capital expenditures	(2,576)
Redemptions	(494)
Other changes, net	(213)
Changes in net assets in liquidation	(1,622)
Net assets in liquidation, end of period	$379,873

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
As of March 31, 2021, the Company owned four office properties and an office building that is part of an office campus.
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
As of March 31, 2021, the Company had 184,055,532 shares of common stock issued and outstanding.
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
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and its liquidation, including how the pandemic is affecting its tenants and the Company’s ability to sell its remaining real estate properties at the times and prices it expects. From March 2020 through March 31, 2021, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. During the year ended December 31, 2020, the Company reduced the estimated liquidation value of its real estate portfolio by $90.2 million due to changes in leasing projections across its portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. As of March 31, 2021, the Company had granted rent relief to eight tenants as a result of the pandemic, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, the Company is unable to predict the ultimate impact the pandemic will have on its business and implementation of the Plan of Liquidation due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Further, significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit the Company’s ability to draw on its portfolio loan facility due to covenants described in the Company’s loan agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
1. ORGANIZATION (CONTINUED)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
2. PLAN OF LIQUIDATION (CONTINUED)
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the remaining assets and due to other factors. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures, has had a negative impact on the economy and business activity globally. As of March 31, 2021, tenants in the mining and oil and gas extraction industry represented approximately 19% of the Company’s base rent. Tenants in this sector have been adversely impacted by the reduced demand for oil as a result of the slowdown in economic activity resulting from the pandemic spread of COVID-19 and the increased volatility in oil prices. Many of the Company’s tenants have suffered reductions in revenue, and as of March 31, 2021, the Company had granted rent relief to eight tenants as a result of the pandemic. Depending upon the duration of the pandemic, the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. While the Company has considered the impact from COVID-19 in its net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of March 31, 2021, the extent to which the Company’s business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Any long-term impact of this situation, even after an economic rebound, remains unclear. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, the Company’s implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. Accordingly, it is not possible to precisely predict the timing of any additional liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any additional liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of March 31, 2021.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including Subtopic 205-30, “Liquidation Basis of Accounting,” as indicated, and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.
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
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of March 31, 2021 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale of the Company’s remaining real estate properties and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
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
March 31, 2021
(unaudited)
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of March 31, 2021, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of March 31, 2021 is as follows (in thousands):

	December 31, 2020	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2021
Assets:
Estimated net inflows from investments in real estate	$12,667	$(7,492)	$1,191	$6,366
	12,667	(7,492)	1,191	6,366
Liabilities:
Liquidation transaction costs	(2,760)	—	—	(2,760)
Corporate expenditures	(11,466)	2,629	470	(8,367)
Capital expenditures	(70,969)	14,096	(2,576)	(59,449)
	(85,195)	16,725	(2,106)	(70,576)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(72,528)	$9,233	$(915)	$(64,210)

5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $1.6 million during the three months ended March 31, 2021 as follows (in thousands):

Changes in net assets in liquidation
Change in estimated cash flow during liquidation	$1,661
Change in estimated capital expenditures	(2,576)
Redemptions	(494)
Other changes, net	(213)
Changes in net assets in liquidation	$(1,622)

The net assets in liquidation as of March 31, 2021 would result in the payment of additional estimated liquidating distributions of approximately $2.06 per share of common stock to the Company’s stockholders of record as of March 31, 2021. This estimate of additional liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2, “Plan of Liquidation.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
6. REAL ESTATE
As of March 31, 2021, the Company’s real estate investments were composed of four office properties and an office building that is part of an office campus, encompassing in the aggregate approximately 2.4 million rentable square feet. As of March 31, 2021, the Company’s real estate portfolio was 73% occupied. As of March 31, 2021, the Company’s liquidation value of real estate was $698.5 million, exclusive of net operating income to be earned and projected capital expenditures to be incurred over the expected hold period through sale.
As a result of adopting the liquidation basis of accounting as of February 1, 2020, as of March 31, 2021, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect through the sale of its real estate properties owned as of March 31, 2021 as it carries out its Plan of Liquidation.

7. NOTES PAYABLE
As of March 31, 2021 and December 31, 2020, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of March 31, 2021 (1)	Effective Interest Rate as of March 31, 2021 (1)	Payment Type	Maturity Date (2)
Portfolio Loan Facility (3)	$145,170	$145,170	One-month LIBOR + 1.45%	1.6%	Interest Only	03/29/2022
Granite Tower Mortgage Loan (4)	95,350	95,350	One-month LIBOR + 1.65%	1.8%	(4)	09/01/2023
Total notes payable principal outstanding	$240,520	$240,520
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2021. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2021, using interest rate indices as of March 31, 2021, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2021.
(3) As of March 31, 2021, the Portfolio Loan Facility was secured by Willow Oaks Corporate Center, Union Bank Plaza and Fountainhead Plaza. As of March 31, 2021, $145.2 million of term debt of the Portfolio Loan Facility was outstanding and $48.4 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) As of March 31, 2021, $95.4 million had been disbursed to the Company with the remaining loan balance of $49.6 million available for future disbursements, subject to certain conditions set forth in the loan agreement. Monthly payments are initially interest-only. Beginning on January 1, 2022, monthly payments for the Granite Tower Mortgage Loan will begin to include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
8. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with KBS Capital Markets Group LLC (the “Dealer Manager”) pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. During the three months ended March 31, 2021 and 2020, the Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
As of January 1, 2020, the Company, together with KBS REIT III, KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2020, the Company renewed its participation in the program. The program is effective through June 30, 2021.
During the three months ended March 31, 2021 and 2020, no other business transactions occurred between the Company and KBS REIT III, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2021 and 2020, respectively, and any related amounts payable as of March 31, 2021 and December 31, 2020 (in thousands):

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2021	2020	2021	2020
Expensed
Asset management fees	$1,438	$1,839	$—	$—
Reimbursement of operating expenses (1)	126	76	66	49
Disposition fees	—	3,082	—	—
	$1,564	$4,997	$66	$49
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $87,000 and $58,000 for the three months ended March 31, 2021 and 2020, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2021 and 2020. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2021.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns and the amount of liquidating distributions they receive. From March 2020 through March 31, 2021, we have granted rent relief to eight tenants as a result of the pandemic, and these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, we are unable to predict the impact that the pandemic will have on the financial condition, results of operations and cash flows of our tenants and us due to numerous uncertainties.
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
•As of March 31, 2021, we have $240.5 million of variable debt outstanding, and we may incur additional variable rate debt in the future. The interest and related payments on our variable rate debt will vary with the movement of LIBOR or other indexes. Increases in one-month LIBOR or other indexes would increase the amount of our debt payments and could reduce our stockholders’ returns and the amount of liquidating distributions they receive.
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”), and in Part II, Item 1A herein.

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
As of March 31, 2021, we owned four office properties and an office building that is part of an office campus.
As of March 31, 2021, we had 184,055,532 shares of common stock issued and outstanding.

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
We expect to distribute substantially all of the net proceeds from liquidation to our stockholders within 24 months from March 5, 2020. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020. On July 31, 2020, our board of directors authorized a second liquidating distribution in the amount of $0.25 per share of common stock to stockholders of record as of the close of business on August 3, 2020, and on December 24, 2020, our board of directors authorized a third liquidating distribution in the amount of $0.40 per share of common stock to stockholders of record as of the close of business on December 24, 2020. We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process. However, if we cannot sell our assets and pay our debts within 24 months from March 5, 2020, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust.
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of March 31, 2021, the extent to which our business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Any long-term impact of this situation, even after an economic rebound, remains unclear. See “— Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of liquidating distributions to be received by our stockholders.

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
COVID-19 Pandemic and Portfolio Outlook
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, states and localities, including states and localities in the United States, have reacted by imposing measures to help control the spread of the virus, including instituting quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. As of March 31, 2021, tenants in the mining and oil and gas extraction industry represented approximately 19% of our base rent. Tenants in this sector have been adversely impacted by the reduced demand for oil as a result of the slowdown in economic activity resulting from the pandemic spread of COVID-19 and the increased volatility in oil prices. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations, cash flows and liquidation.
During the year ended December 31, 2020 and the three months ended March 31, 2021, we did not experience a significant impact to rental income collections from the COVID-19 pandemic. Rent collections for the quarter ended March 31, 2021 were approximately 99%. Many of our tenants have suffered reductions in revenue. As of March 31, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $0.2 million of rent deferrals for the period from March 2020 through March 31, 2021 and granting $0.1 million in rental abatements during this period. From March 2020 through March 31, 2021, eight tenants were granted rental deferrals or rental abatements as a result of the pandemic, of which three tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral or abatement period. Three of the eight tenants continued to have rent abated through May 2021. Depending upon the duration of the pandemic, the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Any future rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Subsequent to March 31, 2021, we have not seen a material impact on our rent collections. However, current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2021 and thereafter cannot be determined at present.
Although we did not experience significant disruptions in rental income, during the year ended December 31, 2020, we reduced the estimated liquidation value of our real estate portfolio by $90.2 million due to changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. We did not recognize any additional decreases in the values of our real estate properties during the three months ended March 31, 2021. In future periods, we may need to recognize additional decreases in the values of our real estate properties to the extent leasing projections and projected sales prices decline at our properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of March 31, 2021, we had $48.4 million of revolving debt available for immediate future disbursement under our portfolio loan facility, subject to certain conditions set forth in the loan agreements. Significant reductions in rental revenue in the future may limit our ability to draw on our portfolio loan facility due to covenants described in our loan agreements. However, we believe that our cash on hand, proceeds from asset sales and proceeds available under our portfolio loan facility and mortgage loan will be sufficient to meet our liquidity needs during our liquidation.
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
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We do not expect to make ordinary redemptions in the future. On December 24, 2020, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2021 for Special Redemptions (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of March 31, 2021, we had $9.5 million available for Special Redemptions for the remainder of 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the impact of the COVID-19 pandemic as discussed above. As of March 31, 2021, our real estate properties were 73% occupied.
For the three months ended March 31, 2021, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand and proceeds from asset sales. Operating cash needs during the same period were met with cash flow generated by our real estate. We believe that our cash on hand, proceeds from the sales of real estate properties and, to the extent available, our cash flow from operations and proceeds available under our portfolio loan facility and mortgage loan will be sufficient to meet our liquidity needs during our liquidation. As discussed above, asset sales will further reduce cash flows from operations and proceeds available from debt financing during the implementation of the Plan of Liquidation.
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
During the three months ended March 31, 2021, cash and cash equivalents decreased by $11.5 million primarily as a result of $14.1 million of capital expenditure payments, offset by $4.9 million of net cash flows from operations.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2021, our borrowings and other liabilities were approximately 37% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

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

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2021 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2021	2022	2023	2024	2025
Outstanding debt obligations (1)	$240,520	$—	$150,382	$90,138	$—	$—
Interest payments on outstanding debt obligations (2)	$6,346	$2,974	$2,196	$1,176	$—	$—
_____________________
(1) Amounts include principal payments only based on maturity dates as of March 31, 2021.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2021 (consisting of the contractual interest rate). During the three months ended March 31, 2021, we incurred interest expense of $1.0 million.

Changes in Net Assets in Liquidation
For the Three Months March 31, 2021
Net assets in liquidation decreased by approximately $1.6 million from $381.5 million on December 31, 2020 to $379.9 million on March 31, 2021. The primary reason for the decline in net assets in liquidation was due to a net increase in projected capital expenditures, partially offset by an increase in estimated cash flows from operations. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of our remaining real estate properties, the performance of our remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties.

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

Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgements, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements. With different estimates or assumptions, materially different amounts could be reported in our financial statements. A discussion of the accounting policies that management considers critical in that they involve significant management judgements, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. There have been no significant changes to our policies during 2021.

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
As of March 31, 2021, we were exposed to market risks related to fluctuations in interest rates on $240.5 million of variable rate debt outstanding. Movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. Based on interest rates as of March 31, 2021, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2022, interest expense on our variable rate debt would increase or decrease by $2.4 million.
The weighted-average interest rate of our variable rate debt as of March 31, 2021 was 1.6%. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2021, using interest rate indices as of March 31, 2021, where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook — Real Estate and Real Estate Finance Markets” herein and the risks discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our and our tenants’ business, financial condition, results of operations and cash flows, our liquidation and the markets and communities in which we and our tenants operate.
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, states and localities, including states and localities in the United States, have reacted by imposing measures to help control the spread of the virus, including instituting quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. As of March 31, 2021, tenants in the mining and oil and gas extraction industry represented approximately 19% of our base rent. Tenants in this sector have been adversely impacted by the reduced demand for oil as a result of the slowdown in economic activity resulting from the pandemic spread of COVID-19 and the increased volatility in oil prices. The COVID-19 pandemic has triggered a period of global economic slowdown. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations, cash flows and liquidation.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, operations and liquidation, our tenants’ businesses and operations or the global economy as a whole. During the year ended December 31, 2020 and the three months ended March 31, 2021, we did not experience a significant impact to rental income collections from the COVID-19 pandemic. Rent collections for the quarter ended March 31, 2021 were approximately 99%. Many of our tenants have suffered reductions in revenue. As of March 31, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $0.2 million of rent deferrals for the period from March 2020 through March 31, 2021 and granting $0.1 million in rental abatements during this period. From March 2020 through March 31, 2021, eight tenants were granted rental deferrals or rental abatements as a result of the pandemic, of which three tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral or abatement period. Three of the eight tenants continued to have rent abated through May 2021. Depending upon the duration of the pandemic, the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Subsequent to March 31, 2021, we have not seen a material impact on our rent collections. However, current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on the rental income from our properties for the second quarter of 2021 and thereafter cannot be determined at present.
Although we did not experience significant disruptions in rental income, during the year ended December 31, 2020, we reduced the estimated liquidation value of our real estate portfolio by $90.2 million due to changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. We did not recognize any additional decreases in the values of our real estate properties during the three months ended March 31, 2021. In future periods, we may need to recognize additional decreases in the values of our real estate properties to the extent leasing projections and projected sales prices decline at our properties.
As of March 31, 2021, we had $48.4 million of revolving debt available for immediate future disbursement under our portfolio loan facility, subject to certain conditions set forth in the loan agreements. Significant reductions in rental revenue in the future may limit our ability to draw on our portfolio loan facility due to covenants described in our loan agreements.
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
c)Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to the limitations described in the share redemption program document, including:
•During each calendar year, Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission or (b) in a separate mailing to the stockholders. On December 24, 2020, our board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2021 of $10.0 million in the aggregate (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.
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
Our share redemption program sets the redemption price per share of our common stock eligible for redemption at our most recent estimated value per share as of the applicable redemption date, provided that if our board of directors has declared liquidating distributions on such share with a record date prior to the applicable redemption date for such share and the most recent estimated value per share has not been updated to reflect the reduction for such liquidating distributions, then the redemption price per share will be reduced to reflect the amount of such liquidating distributions.
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
On March 11, 2021, our board of directors approved an estimated value per share of our common stock of $2.07 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2020. Therefore, effective commencing with the March 31, 2021 redemption date, the redemption price for all shares eligible for redemption was equal to $2.07. For more information, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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
The only redemptions we made under our share redemption program during the three months ended March 31, 2021 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the three months ended March 31, 2021 with existing cash on hand.
During the three months ended March 31, 2021, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	115,571	$2.01	(3)
February 2021	72,339	$2.01	(3)
March 2021	56,058	$2.07	(3)
Total	243,968
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
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. During the three months ended March 31, 2021, we redeemed $0.5 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 31, 2021 redemption date. Based on the redemption limitations described above and redemptions through March 31, 2021, we may redeem up to $9.5 million of shares in connection with Special Redemptions for the remainder of 2021.

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

99.1
Eleventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 on the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed August 12, 2020

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	May 14, 2021	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 14, 2021	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)