Form 10-Q
period 2021-06-30
KBS Real Estate Investment Trust II, Inc.
filed 2021-08-11
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 9, 2021, there were 183,593,758 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate	$666,776	$698,491
Cash and cash equivalents	7,365	21,796
Rents and other receivables	467	489
Other assets	900	461
Total assets	$675,508	$721,237
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$32,811	$72,528
Notes payable	240,520	240,520
Accounts payable and accrued liabilities	5,607	7,308
Due to affiliate	36	49
Liabilities for estimated closing costs and disposition fees	13,888	16,458
Other liabilities	2,707	2,879
Total liabilities	295,569	339,742
Commitments and contingencies (Note 9)
Net assets in liquidation	$379,939	$381,495

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Six Months Ended June 30, 2021
(Liquidation Basis)
(unaudited, in thousands)

Net assets in liquidation, beginning of period	$381,495
Changes in net assets in liquidation
Change in liquidation value of real estate properties after closing costs/disposition fees	(29,145)
Change in estimated cash flow during liquidation	5,623
Change in estimated capital expenditures	23,620
Redemptions	(1,243)
Other changes, net	(411)
Changes in net assets in liquidation	(1,556)
Net assets in liquidation, end of period	$379,939

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
As of June 30, 2021, the Company owned four office properties and an office building that is part of an office campus.
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). The Advisory Agreement is effective through May 21, 2022 and may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.
As of June 30, 2021, the Company had 183,693,580 shares of common stock issued and outstanding.
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
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and its liquidation, including how the pandemic is affecting its tenants and the Company’s ability to sell its remaining real estate properties at the times and prices it expects. From March 2020 through June 30, 2021, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. During the year ended December 31, 2020, the Company reduced the estimated liquidation value of its real estate portfolio by $90.2 million due to changes in leasing projections across its portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. As of June 30, 2021, the Company had granted rent relief to eight tenants as a result of the pandemic, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, the Company is unable to predict the ultimate impact the pandemic will have on its business and implementation of the Plan of Liquidation due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Further, significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit the Company’s ability to draw on its portfolio loan facility due to covenants described in the Company’s loan agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
2. PLAN OF LIQUIDATION (CONTINUED)
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the remaining assets and due to other factors. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. While the Company has considered the impact from COVID-19 in its net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of June 30, 2021, the extent to which the Company’s business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, the Company’s implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. Accordingly, it is not possible to precisely predict the timing of any additional liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any additional liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of June 30, 2021.
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
June 30, 2021
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
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of June 30, 2021 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
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
June 30, 2021
(unaudited)
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of June 30, 2021, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of June 30, 2021 is as follows (in thousands):

	December 31, 2020	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2021
Assets:
Estimated net inflows from investments in real estate	$12,667	$(13,844)	$4,628	$3,451
	12,667	(13,844)	4,628	3,451
Liabilities:
Liquidation transaction costs	(2,760)	—	—	(2,760)
Corporate expenditures	(11,466)	5,399	995	(5,072)
Capital expenditures	(70,969)	18,919	23,620	(28,430)
	(85,195)	24,318	24,615	(36,262)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(72,528)	$10,474	$29,243	$(32,811)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $1.6 million during the six months ended June 30, 2021 as follows (in thousands):

Changes in net assets in liquidation
Change in liquidation value of real estate properties after closing costs/disposition fees	$(29,145)
Change in estimated cash flow during liquidation	5,623
Change in estimated capital expenditures	23,620
Redemptions	(1,243)
Other changes, net	(411)
Changes in net assets in liquidation	$(1,556)

During the six months ended June 30, 2021, the estimated net realizable value of real estate after estimated closing costs and disposition fees decreased by $29.1 million, primarily due to a $23.6 million decrease in the anticipated net sales proceeds from the Company’s investment in an office property located in Denver, Colorado (“Granite Tower”) and $5.5 million decrease as a result of a net decrease in the projected sales prices of the Company’s other real estate properties. See Note 10, “Subsequent Events - Purchase and Sale Agreement for Sale of Granite Tower.” The estimated net realizable value of Granite Tower was adjusted to the sales price pursuant to the purchase and sale agreement for Granite Tower. However, the decrease in the estimated net realizable value of real estate and the corresponding impact to net assets in liquidation was offset by a decrease in estimated capital expenditures of $23.6 million primarily due to a reduction in tenant improvement costs projected through the date of sale of Granite Tower.
The net assets in liquidation as of June 30, 2021 would result in the payment of additional estimated liquidating distributions of approximately $2.07 per share of common stock to the Company’s stockholders of record as of June 30, 2021. This estimate of additional liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2, “Plan of Liquidation.”

6. REAL ESTATE
As of June 30, 2021, the Company’s real estate investments were composed of four office properties and an office building that is part of an office campus, encompassing in the aggregate approximately 2.4 million rentable square feet. As of June 30, 2021, the Company’s real estate portfolio was 71% occupied. As of June 30, 2021, the Company’s liquidation value of real estate was $666.8 million, exclusive of net operating income to be earned and projected capital expenditures to be incurred over the expected hold period through sale.
As a result of adopting the liquidation basis of accounting as of February 1, 2020, as of June 30, 2021, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect through the sale of its real estate properties owned as of June 30, 2021 as it carries out its Plan of Liquidation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
7. NOTES PAYABLE
As of June 30, 2021 and December 31, 2020, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of June 30, 2021 (1)	Effective Interest Rate as of June 30, 2021 (1)	Payment Type	Maturity Date (2)
Portfolio Loan Facility (3)	$145,170	$145,170	One-month LIBOR + 1.45%	1.6%	Interest Only	03/29/2022
Granite Tower Mortgage Loan (4)	95,350	95,350	One-month LIBOR + 1.65%	1.8%	(4)	09/01/2023
Total notes payable principal outstanding	$240,520	$240,520
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2021. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2021, using interest rate indices as of June 30, 2021, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2021.
(3) As of June 30, 2021, the Portfolio Loan Facility was secured by Willow Oaks Corporate Center, Union Bank Plaza and Fountainhead Plaza. As of June 30, 2021, $145.2 million of term debt of the Portfolio Loan Facility was outstanding and $48.4 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) As of June 30, 2021, $95.4 million had been disbursed to the Company with the remaining loan balance of $49.6 million available for future disbursements, subject to certain conditions set forth in the loan agreement. Monthly payments are initially interest-only. Beginning on January 1, 2022, monthly payments for the Granite Tower Mortgage Loan will begin to include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.

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
As of January 1, 2020, the Company, together with KBS REIT III, KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2021, the Company renewed its participation in the program. The program is effective through June 30, 2022.
During the six months ended June 30, 2021 and 2020, no other business transactions occurred between the Company and KBS REIT III, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2021 and 2020, respectively, and any related amounts payable as of June 30, 2021 and December 31, 2020 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Expensed
Asset management fees	$1,476	$1,660	$2,914	$3,499	$—	$—
Reimbursement of operating expenses (1)	95	146	221	222	36	49
Disposition fees	—	685	—	3,767	—	—
	$1,571	$2,491	$3,135	$7,488	$36	$49
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $76,000 and $107,000 for the three months ended June 30, 2021 and 2020, respectively, and $163,000 and $165,000 for the six months ended June 30, 2021 and 2020, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the six months ended June 30, 2021 and 2020. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2021.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
10. SUBSEQUENT EVENTS
Purchase and Sale Agreement for Sale of Granite Tower
On December 16, 2010, the Company, through an indirect wholly owned subsidiary, acquired Granite Tower, a 31-story office building located in Denver, Colorado containing 593,527 rentable square feet on approximately 0.7 acres of land.
On July 23, 2021, the due diligence period expired under the purchase and sale agreement and escrow instructions (the “Granite Tower Agreement”) for the sale of Granite Tower by and between an indirect wholly owned subsidiary of the Company and Granite Tower LLC (the “Granite Tower Purchaser”), an affiliate of CP Group. The Granite Tower Purchaser is unaffiliated with the Company or the Advisor. Pursuant to the Granite Tower Agreement, the sale price for Granite Tower is $203.5 million, subject to prorations and adjustments as provided in the Granite Tower Agreement.
On August 9, 2021, the closing date was extended to September 10, 2021 in accordance with the Granite Tower Agreement. There can be no assurance that the Company will complete the sale of Granite Tower. The Granite Tower Purchaser would be obligated to purchase Granite Tower only after satisfaction of agreed upon closing conditions. In certain circumstances, if the Granite Tower Purchaser fails to complete the acquisition, it may forfeit up to $6.0 million of earnest money.
Purchase and Sale Agreement for Sale of Fountainhead Plaza
On September 13, 2011, the Company, through an indirect wholly owned subsidiary, purchased two office buildings totaling 445,957 rentable square feet located on approximately 11.33 acres of land in Tempe, Arizona (“Fountainhead Plaza”).
On August 9, 2021, the due diligence period expired under the purchase and sale agreement and escrow instructions (the “Fountainhead Plaza Agreement”) for the sale of Fountainhead Plaza by and between an indirect wholly owned subsidiary of the Company and an unaffiliated purchaser (the “Fountainhead Plaza Purchaser”). Pursuant to the Fountainhead Plaza Agreement, the sale price for Fountainhead Plaza is $117.5 million, before closing credits as provided in the Fountainhead Plaza Agreement.
The closing date is expected to be September 8, 2021, provided that the Fountainhead Plaza Purchaser may extend the closing date subject to certain conditions set forth in the Fountainhead Plaza Agreement. There can be no assurance that the Company will complete the sale of Fountainhead Plaza. The Fountainhead Plaza Purchaser would be obligated to purchase Fountainhead Plaza only after satisfaction of agreed upon closing conditions. In certain circumstances, if the Fountainhead Plaza Purchaser fails to complete the acquisition, it may forfeit up to $4.0 million of earnest money.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our implementation of the Plan of Liquidation (defined below) depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns and the amount of liquidating distributions they receive. From March 2020 through June 30, 2021, we have granted rent relief to eight tenants as a result of the pandemic, and these tenants or additional tenants may request rent relief in future periods or become unable to pay rent.
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
•As of June 30, 2021, we have $240.5 million of variable debt outstanding, and we may incur additional variable rate debt in the future. The interest and related payments on our variable rate debt will vary with the movement of LIBOR or other indexes. Increases in one-month LIBOR or other indexes would increase the amount of our debt payments and could reduce our stockholders’ returns and the amount of liquidating distributions they receive.
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2021, each as filed with the Securities and Exchange Commission (the “SEC”).

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
As of June 30, 2021, we owned four office properties and an office building that is part of an office campus.
As of June 30, 2021, we had 183,693,580 shares of common stock issued and outstanding.

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
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of June 30, 2021, the extent to which our business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. See “— Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of liquidating distributions to be received by our stockholders.

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
COVID-19 Pandemic and Portfolio Outlook
As of June 30, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in the U.S. and global economies, adversely impacting many industries, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus.
The outbreak of COVID-19 and its impact on the current financial, economic, capital markets and real estate market environment, and future developments in these and other areas present uncertainty and risk with respect to our business, financial condition, results of operations, cash flows and liquidation. Although a recovery is partially underway, it continues to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, and could be hindered by persistent or resurgent infection rates. The most recent round of U.S. fiscal stimulus could provide meaningful support, along with continued accommodative monetary policy and wider distribution of vaccines. Issues with respect to the distribution and acceptance of vaccines or the spread of new variants of the virus could adversely impact the recovery. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact COVID-19 may have on our business and liquidation.
During the year ended December 31, 2020 and the six months ended June 30, 2021, we did not experience a significant impact to rental income collections from the COVID-19 pandemic. Rent collections for the quarter ended June 30, 2021 were approximately 99%. Many of our tenants have suffered reductions in revenue. As of June 30, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $0.2 million of rent deferrals for the period from March 2020 through June 30, 2021 and granting $0.2 million in rental abatements during this period. From March 2020 through June 30, 2021, eight tenants were granted rental deferrals or rental abatements as a result of the pandemic, of which three tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral or abatement period. Two of the eight tenants continued to have rent abated through August 2021. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Any future rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. Subsequent to June 30, 2021, we have not seen a material impact on our rent collections. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Should we experience significant reductions in rental revenue in the future, this may limit our ability to draw on our portfolio loan facility due to covenants described in our loan agreements. However, we believe that our cash on hand, proceeds from asset sales and proceeds available under our portfolio loan facility will be sufficient to meet our liquidity needs during our liquidation.
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
Our share redemption program provides only for Special Redemptions. During each calendar year, such Special Redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We do not expect to make ordinary redemptions in the future. On December 24, 2020, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2021 for Special Redemptions (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. As of June 30, 2021, we had $8.8 million available for Special Redemptions for the remainder of 2021.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2021, our real estate properties were 71% occupied.
For the six months ended June 30, 2021, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand and proceeds from asset sales. Operating cash needs during the same period were met with cash flow generated by our real estate. We believe that our cash on hand, proceeds from the sales of real estate properties and, to the extent available, our cash flow from operations and proceeds available under our portfolio loan facility will be sufficient to meet our liquidity needs during our liquidation. As discussed above, asset sales will further reduce cash flows from operations and proceeds available from debt financing during the implementation of the Plan of Liquidation.
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
During the six months ended June 30, 2021, cash and cash equivalents decreased by $14.4 million primarily as a result of $18.9 million of capital expenditure payments and $5.4 million of corporate expenditures, offset by net inflows from investments in real estate of $13.8 million.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2021, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2021 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2021	2022	2023	2024	2025
Outstanding debt obligations (1)	$240,520	$—	$150,381	$90,139	$—	$—
Interest payments on outstanding debt obligations (2)	$5,364	$1,989	$2,198	$1,177	$—	$—
_____________________
(1) Amounts include principal payments only based on maturity dates as of June 30, 2021.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2021 (consisting of the contractual interest rate). During the six months ended June 30, 2021, we incurred interest expense of $2.1 million.

Changes in Net Assets in Liquidation
For the Six Months June 30, 2021
Net assets in liquidation decreased by approximately $1.6 million from $381.5 million on December 31, 2020 to $379.9 million on June 30, 2021. The primary reason for the decrease in net assets in liquidation was due to a decrease in the liquidation value our real estate properties, offset by a decrease in projected capital expenditures and an increase in estimated cash flows from operations. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of our remaining real estate properties, the performance of our remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties.

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

Subsequent Events
Purchase and Sale Agreement for Sale of Granite Tower
On December 16, 2010, we, through an indirect wholly owned subsidiary, acquired a 31-story office building located in Denver, Colorado containing 593,527 rentable square feet on approximately 0.7 acres of land (“Granite Tower”).
On July 23, 2021, the due diligence period expired under the purchase and sale agreement and escrow instructions (the “Granite Tower Agreement”) for the sale of Granite Tower by and between our indirect wholly owned subsidiary and Granite Tower LLC (the “Granite Tower Purchaser”), an affiliate of CP Group. The Granite Tower Purchaser is unaffiliated with us or our advisor. Pursuant to the Granite Tower Agreement, the sale price for Granite Tower is $203.5 million, subject to prorations and adjustments as provided in the Granite Tower Agreement.
On August 9, 2021, the closing date was extended to September 10, 2021 in accordance with the Granite Tower Agreement. There can be no assurance that we will complete the sale of Granite Tower. The Granite Tower Purchaser would be obligated to purchase Granite Tower only after satisfaction of agreed upon closing conditions. In certain circumstances, if the Granite Tower Purchaser fails to complete the acquisition, it may forfeit up to $6.0 million of earnest money.
Purchase and Sale Agreement for Sale of Fountainhead Plaza
On September 13, 2011, we, through an indirect wholly owned subsidiary, purchased two office buildings totaling 445,957 rentable square feet located on approximately 11.33 acres of land in Tempe, Arizona (“Fountainhead Plaza”).
On August 9, 2021, the due diligence period expired under the purchase and sale agreement and escrow instructions (the “Fountainhead Plaza Agreement”) for the sale of Fountainhead Plaza by and between our indirect wholly owned subsidiary and an unaffiliated purchaser (the “Fountainhead Plaza Purchaser”). Pursuant to the Fountainhead Plaza Agreement, the sale price for Fountainhead Plaza is $117.5 million, before closing credits as provided in the Fountainhead Plaza Agreement.
The closing date is expected to be September 8, 2021, provided that the Fountainhead Plaza Purchaser may extend the closing date subject to certain conditions set forth in the Fountainhead Plaza Agreement. There can be no assurance that we will complete the sale of Fountainhead Plaza. The Fountainhead Plaza Purchaser would be obligated to purchase Fountainhead Plaza only after satisfaction of agreed upon closing conditions. In certain circumstances, if the Fountainhead Plaza Purchaser fails to complete the acquisition, it may forfeit up to $4.0 million of earnest money.

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
As of June 30, 2021, we were exposed to market risks related to fluctuations in interest rates on $240.5 million of variable rate debt outstanding. Movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. Based on interest rates as of June 30, 2021, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2022, interest expense on our variable rate debt would increase or decrease by $2.4 million.
The weighted-average interest rate of our variable rate debt as of June 30, 2021 was 1.6%. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2021, using interest rate indices as of June 30, 2021, where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2021, each as filed with the SEC.

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
The only redemptions we made under our share redemption program during the six months ended June 30, 2021 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the six months ended June 30, 2021 with existing cash on hand.
During the six months ended June 30, 2021, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	115,571	$2.01	(3)
February 2021	72,339	$2.01	(3)
March 2021	56,058	$2.07	(3)
April 2021	128,533	$2.07	(3)
May 2021	93,291	$2.07	(3)
June 2021	140,128	$2.07	(3)
Total	605,920
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
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. During the six months ended June 30, 2021, we redeemed $1.2 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 30, 2021 redemption date. Based on the redemption limitations described above and redemptions through June 30, 2021, we may redeem up to $8.8 million of shares in connection with Special Redemptions for the remainder of 2021.

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

10.1	Second Amendment to Amended and Restated Office Lease, by and between KBSII 445 South Figueroa, LLC and MUFG Union Bank, N.A., dated as of June 18, 2021

10.2	Advisory Agreement dated May 21, 2021, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 24, 2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Eleventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed August 12, 2020

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	August 11, 2021	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	August 11, 2021	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)