Form 10-Q
period 2021-09-30
KBS Real Estate Investment Trust II, Inc.
filed 2021-11-05
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 2, 2021, there were 183,357,258 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate	$348,755	$698,491
Cash and cash equivalents	128,589	21,796
Restricted cash	50	—
Rents and other receivables	441	489
Other assets	214	461
Total assets	478,049	721,237
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	26,317	72,528
Notes payable	83,632	240,520
Accounts payable and accrued liabilities	3,315	7,308
Due to affiliate	22	49
Liabilities for estimated closing costs and disposition fees	7,246	16,458
Other liabilities	2,437	2,879
Total liabilities	122,969	339,742
Commitments and contingencies (Note 9)
Net assets in liquidation	355,080	381,495
Distributions declared and payable	(91,700)	—
Remaining net assets in liquidation	$263,380	$381,495

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Nine Months Ended September 30, 2021
(Liquidation Basis)
(unaudited, in thousands)

Net assets in liquidation, beginning of period	$381,495
Changes in net assets in liquidation
Change in liquidation value of real estate properties after closing costs/disposition fees	(54,418)
Change in estimated cash flow during liquidation	7,083
Change in estimated capital expenditures	23,468
Redemptions	(1,784)
Other changes, net	(764)
Changes in net assets in liquidation	(26,415)
Net assets in liquidation, end of period	355,080
Distributions declared and payable	(91,700)
Remaining net assets in liquidation	$263,380

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
As of September 30, 2021, the Company owned two office properties and an office building that is part of an office campus.
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
As of September 30, 2021, the Company had 183,432,091 shares of common stock issued and outstanding.
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
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and its liquidation, including how the pandemic is affecting its tenants and the Company’s ability to sell its remaining real estate properties at the times and prices it expects. From March 2020 through September 30, 2021, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. During the year ended December 31, 2020 and the nine months ended September 30, 2021, the Company reduced the estimated liquidation value of its real estate portfolio by $90.2 million and $54.4 million (or $30.9 million after accounting for the decrease in estimated capital expenditures of $23.5 million that was previously projected to be spent), respectively, due to changes in leasing projections across its portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. As of September 30, 2021, the Company had granted rent relief to eight tenants as a result of the pandemic, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, the Company is unable to predict the ultimate impact the pandemic will have on its business and implementation of the Plan of Liquidation due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Further, significant reductions in rental revenue in the future related to the impact of the COVID-19 pandemic may limit the Company’s ability to draw on its portfolio loan facility due to covenants described in the Company’s loan agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
2. PLAN OF LIQUIDATION (CONTINUED)
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the remaining assets and due to other factors. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. While the Company has considered the impact from COVID-19 in its net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of September 30, 2021, the extent to which the Company’s business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, the Company’s implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. Accordingly, it is not possible to precisely predict the timing of any additional liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any additional liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of September 30, 2021.
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
September 30, 2021
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
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of September 30, 2021 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
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
September 30, 2021
(unaudited)
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of September 30, 2021, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of September 30, 2021 is as follows (in thousands):

	December 31, 2020	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2021
Assets:
Estimated net inflows from investments in real estate	$12,667	$(17,085)	$5,693	$1,275
	12,667	(17,085)	5,693	1,275
Liabilities:
Liquidation transaction costs	(2,760)	—	—	(2,760)
Corporate expenditures	(11,466)	7,885	1,390	(2,191)
Capital expenditures	(70,969)	24,860	23,468	(22,641)
	(85,195)	32,745	24,858	(27,592)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(72,528)	$15,660	$30,551	$(26,317)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $26.4 million during the nine months ended September 30, 2021 as follows (in thousands):

Changes in net assets in liquidation
Change in liquidation value of real estate properties after closing costs/disposition fees	$(54,418)
Change in estimated cash flow during liquidation	7,083
Change in estimated capital expenditures	23,468
Redemptions	(1,784)
Other changes, net	(764)
Changes in net assets in liquidation	$(26,415)

During the nine months ended September 30, 2021, the estimated net realizable value of real estate after estimated closing costs and disposition fees decreased by $54.4 million, primarily driven by the Company’s investments in Granite Tower (defined below), an office property located in Fairfax, Virginia (“Willow Oaks Corporate Center”) and an office building located in Los Angeles, California (“Union Bank Plaza”), as follows:
•Granite Tower – The net proceeds from the sale of Granite Tower decreased by approximately $24.1 million due to an increase in outstanding capital costs that were previously projected to be spent prior to disposition of the property. The decrease in the net realizable value of Granite Tower was offset by a decrease in capital expenditures of $23.5 million primarily due to a reduction in tenant improvement costs.
•Willow Oaks Corporate Center – The estimated net proceeds from the sale of Willow Oaks Corporate Center decreased by approximately $11.3 million to reflect the contractual sales price as the property was under contract to sell as of September 30, 2021.
•Union Bank Plaza – The estimated net proceeds from the sale of Union Bank Plaza decreased by approximately $22.3 million as the liquidation value was adjusted based on information received from prospective buyers as the property is currently being marketed for sale.
The net assets in liquidation as of September 30, 2021 would result in the payment of additional estimated liquidating distributions of approximately $1.94 per share of common stock to the Company’s stockholders of record as of September 30, 2021. This estimate of additional liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2, “Plan of Liquidation.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
6. REAL ESTATE
As of September 30, 2021, the Company’s real estate investments were composed of two office properties and an office building that is part of an office campus, encompassing in the aggregate approximately 1.4 million rentable square feet. As of September 30, 2021, the Company’s real estate portfolio was 60% occupied. As of September 30, 2021, the Company’s liquidation value of real estate was $348.8 million, exclusive of net operating income to be earned and projected capital expenditures to be incurred over the expected hold period through sale.
As a result of adopting the liquidation basis of accounting as of February 1, 2020, as of September 30, 2021, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect through the sale of its real estate properties owned as of September 30, 2021 as it carries out its Plan of Liquidation.
Real Estate Sales
Granite Tower
On December 16, 2010, the Company, through an indirect wholly owned subsidiary, acquired a 31-story office building located in Denver, Colorado containing 593,527 rentable square feet on approximately 0.7 acres of land (“Granite Tower”).
On September 3, 2021, the Company completed the sale of Granite Tower to a purchaser unaffiliated with the Company or the Advisor for $203.5 million, or $174.1 million net of credits given to the purchaser primarily for outstanding tenant improvements and lease incentives, before third-party closing costs of approximately $1.0 million and excluding disposition fees payable to the Advisor of $1.7 million. In connection with the disposition of Granite Tower, the Company repaid the entire $95.4 million principal balance and all other sums due under a mortgage loan secured by Granite Tower. See Note 7, “Notes Payable.”
Fountainhead Plaza
On September 13, 2011, the Company, through an indirect wholly owned subsidiary, purchased two office buildings totaling 445,957 rentable square feet located on approximately 11.33 acres of land in Tempe, Arizona (“Fountainhead Plaza”).
On September 20, 2021, the Company completed the sale of Fountainhead Plaza to a purchaser unaffiliated with the Company or the Advisor for $117.5 million, or $117.3 million net of closing credits, before third-party closing costs of approximately $0.8 million and disposition fees payable to the Advisor of $1.2 million. In connection with the disposition of Fountainhead Plaza, the Company paid down $61.5 million of the principal balance due under the Portfolio Loan Facility. See Note 7, “Notes Payable.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
7. NOTES PAYABLE
As of September 30, 2021 and December 31, 2020, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of September 30, 2021 (1)	Effective Interest Rate as of September 30, 2021 (1)	Payment Type	Maturity Date (2)
Portfolio Loan Facility (3)	$83,632	$145,170	One-month LIBOR + 1.45%	1.5%	Interest Only	03/29/2022
Granite Tower Mortgage Loan (4)	—	95,350	(4)	(4)	(4)	(4)
Total notes payable principal outstanding	$83,632	$240,520
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2021. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2021, using interest rate indices as of September 30, 2021, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2021.
(3) On September 20, 2021, in connection with the disposition of Fountainhead Plaza, the Company paid down $61.5 million of the principal balance due under the Portfolio Loan Facility and Fountainhead Plaza was released as security from the Portfolio Loan Facility. As of September 30, 2021, $83.6 million of term debt of the Portfolio Loan Facility was outstanding and $27.9 million of revolving debt remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents. As of September 30, 2021, the Portfolio Loan Facility was secured by Willow Oaks Corporate Center and Union Bank Plaza.
(4) On September 3, 2021, in connection with the disposition of Granite Tower, the Company repaid the outstanding principal and accrued interest due under the Granite Tower Mortgage Loan.

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
During the nine months ended September 30, 2021 and 2020, no other business transactions occurred between the Company and KBS REIT III, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2021 and 2020, respectively, and any related amounts payable as of September 30, 2021 and December 31, 2020 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Expensed
Asset management fees	$1,363	$1,577	$4,277	$5,076	$—	$—
Reimbursement of operating expenses (1)	64	89	285	311	22	49
Disposition fees	2,919	381	2,919	4,148	—	—
	$4,346	$2,047	$7,481	$9,535	$22	$49
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $66,000 and $70,000 for the three months ended September 30, 2021 and 2020, respectively, and $229,000 and $235,000 for the nine months ended September 30, 2021 and 2020, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the nine months ended September 30, 2021 and 2020. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2021.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
10. SUBSEQUENT EVENTS
Liquidating Distributions Paid
On October 5, 2021, the Company paid a liquidating distribution of $0.50 per share of common stock to the Company’s stockholders of record as of the close of business on October 1, 2021 (the “Fourth Liquidating Distribution”) for an aggregate distribution of $91.7 million. The Fourth Liquidating Distribution was funded with proceeds from the sale of Fountainhead Plaza and Granite Tower. Since the Fourth Liquidating Distribution was a liquidating distribution pursuant to the Plan of Liquidation, it reduced the Company’s stockholders’ remaining investment in the Company and reduced the estimated future liquidating distributions per share to be received by the Company’s stockholders by $0.50 per share.
Updated Estimated Value Per Share
In connection with the authorization of the Fourth Liquidating Distribution, on September 29, 2021, the Company’s board of directors approved an updated estimated value per share of the Company’s common stock of $1.57, effective October 5, 2021 (the “October 2021 Estimated Value Per Share”), to reflect the impact of the payment of the Fourth Liquidating Distribution. On March 11, 2021, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $2.07 based on the Company’s net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2020 (the “March Estimated Value Per Share”). Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. The October 2021 Estimated Value Per Share is equal to the March Estimated Value Per Share of $2.07 reduced by the Company’s authorization of the Fourth Liquidating Distribution of $0.50 per share of common stock. Thus, the October 2021 Estimated Value Per Share reflects the resulting reduction of the stockholders’ remaining investment in the Company. The Company did not obtain updated appraisals in connection with the determination of the October 2021 Estimated Value Per Share, and the determination was based solely on the factors above. For a description of the methodologies, limitations and assumptions used in the determination of the October 2021 Estimated Value Per Share, see the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2021.
Share Redemption Program
On November 1, 2021, in connection with the Company’s liquidation pursuant to the Plan of Liquidation, the Company’s board of directors approved the termination of the Company’s share redemption program effective as of November 22, 2021. Prior to termination, the Company’s share redemption program was limited to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). The redemption price per share of the Company’s common stock eligible for redemption on the October 29, 2021 redemption date was equal to $1.57 as a result of the Fourth Liquidating Distribution and establishment of the October 2021 Estimated Value Per Share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
10. SUBSEQUENT EVENTS (CONTINUED)
Purchase and Sale Agreement for Sale of Corporate Technology Centre - 300 Holger
On March 28, 2013, the Company, through an indirect wholly owned subsidiary, acquired an office campus consisting of eight office buildings totaling 610,083 rentable square feet located on approximately 32.7 acres of land in San Jose, California (“Corporate Technology Centre”). In 2018, the Company completed the sale of three office buildings in Corporate Technology Centre to three separate purchasers unaffiliated with the Company or the Advisor, and in 2020, the Company completed the sale of four office buildings in Corporate Technology Centre to three separate purchasers unaffiliated with the Company or the Advisor.
On November 3, 2021, the due diligence period expired under the purchase and sale agreement and escrow instructions (the “Agreement”) for the sale of an office building in Corporate Technology Centre containing 99,870 rentable square feet (“300 Holger”) by and between an indirect wholly owned subsidiary of the Company and an unaffiliated purchaser (the “Purchaser”). Pursuant to the Agreement, the sale price for 300 Holger is $35.0 million, subject to prorations and adjustments as provided in the Agreement.
The expected closing date is November 23, 2021. There can be no assurance that the Company will complete the sale of 300 Holger. The Purchaser would be obligated to purchase 300 Holger only after satisfaction of agreed upon closing conditions. In certain circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $2.0 million of earnest money.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns and the amount of liquidating distributions they receive. From March 2020 through September 30, 2021, we have granted rent relief to eight tenants as a result of the pandemic, and these tenants or additional tenants may request rent relief in future periods or become unable to pay rent.
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
•As of September 30, 2021, we have $83.6 million of variable debt outstanding under our Portfolio Loan Facility, and we may incur additional variable rate debt in the future. The interest and related payments on our variable rate debt will vary with the movement of LIBOR or other indexes. Increases in one-month LIBOR or other indexes would increase the amount of our debt payments and could reduce our stockholders’ returns and the amount of liquidating distributions they receive.
•On November 1, 2021, in connection with our liquidation pursuant to the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of November 22, 2021.
•During the nine months ended September 30, 2021, we sold two office properties. During the year ended December 31, 2020, we sold two office properties and four office buildings that were part of an eight-building office campus. During the year ended December 31, 2019, we sold two office properties. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased as a percentage of our cash flow from operations and will continue to increase as we sell additional assets pursuant to the Plan of Liquidation.
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
As of September 30, 2021, we owned two office properties and an office building that is part of an office campus.
As of September 30, 2021, we had 183,432,091 shares of common stock issued and outstanding.
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
We expect to distribute substantially all of the net proceeds from liquidation to our stockholders within 24 months from March 5, 2020. Pursuant to the Plan of Liquidation, on March 5, 2020, our board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020. On July 31, 2020, our board of directors authorized a second liquidating distribution in the amount of $0.25 per share of common stock to stockholders of record as of the close of business on August 3, 2020. On December 24, 2020, our board of directors authorized a third liquidating distribution in the amount of $0.40 per share of common stock to stockholders of record as of the close of business on December 24, 2020, and on September 29, 2021, our board of directors authorized a fourth liquidating distribution in the amount of $0.50 per share of common stock to stockholders of record as of the close of business on October 1, 2021. See “— Subsequent Events — Liquidating Distributions Paid.” We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process. However, if we cannot sell our assets and pay our debts within 24 months from March 5, 2020, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust.
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of September 30, 2021, the extent to which our business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. See “— Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of liquidating distributions to be received by our stockholders.

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
COVID-19 Pandemic and Portfolio Outlook
As of September 30, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in the U.S. and global economies, adversely impacting many industries, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus.
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
During the year ended December 31, 2020 and the nine months ended September 30, 2021, we did not experience a significant impact to rental income collections from the COVID-19 pandemic. Rent collections for the quarter ended September 30, 2021 were approximately 99%. Many of our tenants have suffered reductions in revenue. As of September 30, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $0.2 million of rent deferrals for the period from March 2020 through September 30, 2021 and granting $0.2 million in rental abatements during this period. From March 2020 through September 30, 2021, eight tenants were granted rental deferrals or rental abatements as a result of the pandemic, of which three tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral or abatement period. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Any future rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. Subsequent to September 30, 2021, we have not seen a material impact on our rent collections. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period.
Although we did not experience significant disruptions in rental income, during the year ended December 31, 2020 and the nine months ended September 30, 2021, we reduced the estimated liquidation value of our real estate portfolio by $90.2 million and $54.4 million (or $30.9 million after accounting for the decrease in estimated capital expenditures of $23.5 million that was previously projected to be spent), respectively, due to changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. In future periods, we may need to recognize additional decreases in the values of our real estate properties to the extent leasing projections and projected sales prices decline at our properties.

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
On November 1, 2021, in connection with our liquidation pursuant to the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of November 22, 2021.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2021, our real estate properties were 60% occupied.
For the nine months ended September 30, 2021, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand and proceeds from asset sales. Operating cash needs during the same period were met with cash flow generated by our real estate. We believe that our cash on hand, proceeds from the sales of real estate properties and, to the extent available, our cash flow from operations and proceeds available under our portfolio loan facility will be sufficient to meet our liquidity needs during our liquidation. As discussed above, asset sales will further reduce cash flows from operations and proceeds available from debt financing during the implementation of the Plan of Liquidation.
We do not expect to pay regular monthly distributions during the liquidating process. During the liquidating process, we intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments and other future capital needs.
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
During the nine months ended September 30, 2021, cash and cash equivalents increased by $106.8 million primarily as a result of $128.7 million of net cash proceeds from the dispositions of two office properties after debt repayments and net inflows from investments in real estate of $17.1 million, offset by $24.9 million of capital expenditure payments and $7.9 million of corporate expenditures. Subsequent to September 30, 2021, we paid a liquidating distribution of $0.50 per share of common stock to stockholders of record as of the close of business on October 1, 2021 for an aggregate distribution of $91.7 million.
In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2021, our borrowings and other liabilities were approximately 17% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
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

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2021 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2021	2022	2023	2024	2025
Outstanding debt obligations (1)	$83,632	$—	$83,632	$—	$—	$—
Interest payments on outstanding debt obligations (2)	$634	$324	$310	$—	$—	$—
_____________________
(1) Amounts include principal payments only based on maturity dates as of September 30, 2021.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2021 (consisting of the contractual interest rate). During the nine months ended September 30, 2021, we incurred interest expense of $3.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Changes in Net Assets in Liquidation
For the Nine Months September 30, 2021
Net assets in liquidation decreased by approximately $26.4 million from $381.5 million on December 31, 2020 to $355.1 million on September 30, 2021. The primary reason for the decrease in net assets in liquidation was due to a decrease in the liquidation value our real estate properties, offset by a decrease in projected capital expenditures and an increase in estimated cash flows from operations.
During the nine months ended September 30, 2021, the estimated net realizable value of real estate after estimated closing costs and disposition fees decreased by $54.4 million, primarily driven by our investments in an office property located in Denver, Colorado (“Granite Tower”), an office property located in Fairfax, Virginia (“Willow Oaks Corporate Center”) and an office building located in Los Angeles, California (“Union Bank Plaza”), as follows:
•Granite Tower – The net proceeds from the sale of Granite Tower decreased by approximately $24.1 million due to an increase in outstanding capital costs that were previously projected to be spent prior to disposition of the property. The decrease in the net realizable value of Granite Tower was offset by a decrease in capital expenditures of $23.5 million primarily due to a reduction in tenant improvement costs.
•Willow Oaks Corporate Center – The estimated net proceeds from the sale of Willow Oaks Corporate Center decreased by approximately $11.3 million to reflect the contractual sales price as the property was under contract to sell as of September 30, 2021.
•Union Bank Plaza – The estimated net proceeds from the sale of Union Bank Plaza decreased by approximately $22.3 million as the liquidation value was adjusted based on information received from prospective buyers as the property is currently being marketed for sale.
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
Liquidating Distributions Paid
On October 5, 2021, we paid a liquidating distribution of $0.50 per share of common stock to our stockholders of record as of the close of business on October 1, 2021 (the “Fourth Liquidating Distribution”) for an aggregate distribution of $91.7 million. The Fourth Liquidating Distribution was funded with proceeds from the sale of Fountainhead Plaza and Granite Tower. Since the Fourth Liquidating Distribution was a liquidating distribution pursuant to the Plan of Liquidation, it reduced our stockholders’ remaining investment in us and reduced the estimated future liquidating distributions per share to be received by our stockholders by $0.50 per share.
Updated Estimated Value Per Share
In connection with the authorization of the Fourth Liquidating Distribution, on September 29, 2021, our board of directors approved an updated estimated value per share of our common stock of $1.57, effective October 5, 2021 (the “October 2021 Estimated Value Per Share”), to reflect the impact of the payment of the Fourth Liquidating Distribution. On March 11, 2021, our board of directors approved an estimated value per share of our common stock of $2.07 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2020 (the “March Estimated Value Per Share”). Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. The October 2021 Estimated Value Per Share is equal to the March Estimated Value Per Share of $2.07 reduced by our board of directors’ authorization of the Fourth Liquidating Distribution of $0.50 per share of common stock. Thus, the October 2021 Estimated Value Per Share reflects the resulting reduction of our stockholders’ remaining investment in us. We did not obtain updated appraisals in connection with the determination of the October 2021 Estimated Value Per Share, and the determination was based solely on the factors above. For a description of the methodologies, limitations and assumptions used in the determination of the October 2021 Estimated Value Per Share, see our Current Report on Form 8-K, filed with the SEC on September 30, 2021.
Share Redemption Program
On November 1, 2021, in connection with our liquidation pursuant to the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of November 22, 2021. Prior to termination, our share redemption program was limited to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). The redemption price per share of our common stock eligible for redemption on the October 29, 2021 redemption date was equal to $1.57 as a result of the Fourth Liquidating Distribution and establishment of the October 2021 Estimated Value Per Share.
Purchase and Sale Agreement for Sale of Corporate Technology Centre - 300 Holger
On March 28, 2013, we, through an indirect wholly owned subsidiary, acquired an office campus consisting of eight office buildings totaling 610,083 rentable square feet located on approximately 32.7 acres of land in San Jose, California (“Corporate Technology Centre”). In 2018, we completed the sale of three office buildings in Corporate Technology Centre to three separate purchasers unaffiliated with us or our advisor, and in 2020, we completed the sale of four office buildings in Corporate Technology Centre to three separate purchasers unaffiliated with the us or our advisor.
On November 3, 2021, the due diligence period expired under the purchase and sale agreement and escrow instructions (the “Agreement”) for the sale of an office building in Corporate Technology Centre containing 99,870 rentable square feet (“300 Holger”) by and between our indirect wholly owned subsidiary and an unaffiliated purchaser (the “Purchaser”). Pursuant to the Agreement, the sale price for 300 Holger is $35.0 million, subject to prorations and adjustments as provided in the Agreement.
The expected closing date is November 23, 2021. There can be no assurance that we will complete the sale of 300 Holger. The Purchaser would be obligated to purchase 300 Holger only after satisfaction of agreed upon closing conditions. In certain circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $2.0 million of earnest money.

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
As of September 30, 2021, we were exposed to market risks related to fluctuations in interest rates on $83.6 million of variable rate debt outstanding. Movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. Based on interest rates as of September 30, 2021, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2022, interest expense on our variable rate debt would increase or decrease by $0.8 million.
The interest rate of our variable rate debt as of September 30, 2021 was 1.5%. The interest rate represents the actual interest rate in effect as of September 30, 2021, using interest rate indices as of September 30, 2021, where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
b)Not applicable.
c)On November 1, 2021, in connection with our liquidation pursuant to the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of November 22, 2021. Prior to termination, our share redemption program was limited to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions were subject to the limitations described in the share redemption program document, including:
•During each calendar year, Special Redemptions were limited to an annual dollar amount determined by the board of directors. On December 24, 2020, our board of directors approved the dollar amount limitation for Special Redemptions for calendar year 2021 of $10.0 million in the aggregate.
•During any calendar year, we could redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•We had no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
Our share redemption program set the redemption price per share of our common stock eligible for redemption at our most recent estimated value per share as of the applicable redemption date, provided that if our board of directors declared liquidating distributions on such share with a record date prior to the applicable redemption date for such share and the most recent estimated value per share had not been updated to reflect the reduction for such liquidating distributions, then the redemption price per share was reduced to reflect the amount of such liquidating distributions.
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
On March 11, 2021, our board of directors approved an estimated value per share of our common stock of $2.07 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2020. Therefore, effective commencing with the March 31, 2021 redemption date, the redemption price for all shares eligible for redemption was equal to $2.07, which was effective through the September 30, 2021 redemption date. For more information, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
On September 29, 2021, in connection with the authorization of the Fourth Liquidating Distribution, our board of directors approved an updated estimated value per share of our common stock of $1.57, effective October 5, 2021. Therefore, the redemption price for all shares eligible for redemption was equal to $1.57 for the October 29, 2021 redemption date. For more information, see our Current Report on Form 8-K, filed with the SEC on September 30, 2021.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
The only redemptions we made under our share redemption program during the nine months ended September 30, 2021 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the nine months ended September 30, 2021 with existing cash on hand.
During the nine months ended September 30, 2021, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	115,571	$2.01	(3)
February 2021	72,339	$2.01	(3)
March 2021	56,058	$2.07	(3)
April 2021	128,533	$2.07	(3)
May 2021	93,291	$2.07	(3)
June 2021	140,128	$2.07	(3)
July 2021	99,822	$2.07	(3)
August 2021	79,382	$2.07	(3)
September 2021	82,285	$2.07	(3)
Total	867,409
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
(3) We limited the dollar value of shares that may be redeemed under the share redemption program as described above. During the nine months ended September 30, 2021, we redeemed $1.8 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 30, 2021 redemption date.

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

10.1	Purchase and Sale Agreement and Escrow Instructions, by and between KBSII Granite Tower, LLC and Granite Tower LLC, dated July 23, 2021

10.2	First Amendment to Purchase and Sale Agreement and Escrow Instructions, by and between KBSII Granite Tower, LLC and Granite Tower LLC, dated July 23, 2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	November 5, 2021	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	November 5, 2021	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)