Form 10-K
period 2021-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2022-03-31
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On March 5, 2020, the Registrant’s stockholders approved the Registrant’s Plan of Complete Liquidation and Dissolution of the Company (the “Plan of Liquidation”). Pursuant to the Plan of Liquidation, from March 5, 2020 to December 31, 2021, the Registrant’s board of directors authorized five liquidating distributions. On March 11, 2021, the Registrant’s board of directors approved an estimated liquidation value per share of the Registrant’s common stock of $2.07 (unaudited). For a description of the methodologies and assumptions used in the determination of the March 2021 estimated liquidation value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 12, 2021. On September 29, 2021, the Registrant’s board of directors approved an estimated liquidation value per share of the Registrant’s common stock of $1.57 (unaudited), effective October 5, 2021. For a description of the methodologies and assumptions used in the determination of the October 2021 estimated liquidation value per share, see the Registrant’s Current Report on Form 8-K, filed with the SEC on September 30, 2021. On March 28, 2022, the Registrant’s board of directors approved an estimated liquidation value per share of the Registrant’s common stock of $1.12. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 183,670,900 shares of common stock held by non-affiliates as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 28, 2022, there were 183,346,918 outstanding shares of common stock of the Registrant.

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

SUMMARY RISK FACTORS
The following is a summary of the principal risks that could adversely affect our plans, strategies and Plan of Liquidation. This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all the risks that we face. For additional discussion of the risks summarized below and a discussion of other risks that we face, see “Risk Factors” in Part I, Item 1A of this Annual Report. You should interpret many of the risks identified in this summary and under “Risk Factors” as being heightened as a result of the ongoing and numerous adverse impacts of the novel coronavirus disease (“COVID-19”) pandemic.
•The COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations and the operations of our tenants and our completion of the Plan of Liquidation depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
•Although our board of directors and our stockholders have approved the sale of all of our assets and our dissolution pursuant to the Plan of Liquidation, we can give no assurance that we will be able to successfully implement the Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we expect. If we underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our completion of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders.
•We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions.
•We can give no assurance regarding the timing of the disposition of our remaining real estate property, the sale price we will receive for this property and the amount and timing of liquidating distributions to be received by our stockholders.
•We may face risks associated with legal proceedings, including stockholder litigation, that may be instituted against us related to the Plan of Liquidation.
•All of our executive officers, one of our directors and other key professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

•We pay substantial fees to and expenses of our advisor and its affiliates. These payments reduce the amount of liquidating distributions our stockholders will receive.
•The resale value of a property depends principally upon the value of the cash flow generated by the leases associated with that property. Non-renewals, terminations or lease defaults could reduce our net sales proceeds and the amount of liquidating distributions our stockholders receive. Accordingly, our ability to successfully implement the Plan of Liquidation is partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants.
•Our remaining real estate property may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of this property. Revenues from this property could decrease. Such events would make it more difficult for us to successfully complete the Plan of Liquidation, which could reduce our stockholders’ returns and the amount of liquidating distributions they receive.
•On November 1, 2021, in connection with our liquidation pursuant to the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of November 22, 2021. As such, our stockholders’ primary source of liquidity is the completion of our Plan of Liquidation.
•As a result of our disposition activity in connection with our liquidation, our general and administrative expenses, which are not directly related to the size of the assets we own, have increased as a percentage of our cash flow from operations, and we will continue to incur general and administrative expenses until we have liquidated and dissolved.

PART I

ITEM 1. BUSINESS
Overview
KBS Real Estate Investment Trust II, Inc. (the “Company”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) and it intends to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership II, a Delaware limited partnership (the “Operating Partnership”), and their subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our remaining real estate property. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
As of December 31, 2021, we owned one office property.
As of December 31, 2021, we had 183,346,918 shares of common stock issued and outstanding.
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
Plan of Liquidation
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company.
Pursuant to the Plan of Liquidation, our board of directors has authorized five liquidating distributions:

Record Date	Payment Date	Liquidating Distribution Per Share
March 5, 2020	March 10, 2020	$0.75
August 3, 2020	August 7, 2020	$0.25
December 24, 2020	December 30, 2020	$0.40
October 1, 2021	October 5, 2021	$0.50
December 9, 2021	December 14, 2021	$0.20

We expect to distribute substantially all of the remaining proceeds from liquidation after the completion of the sale of our remaining real estate property. At the time of adopting the Plan of Liquidation, we had anticipated completing the orderly liquidation of our company and paying substantially all of our liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the uncertainty and business disruptions as a result of the outbreak of COVID-19, our completion of the Plan of Liquidation has been delayed. We currently anticipate that we will complete our liquidation by the third quarter of 2022. Although we were not able to complete our liquidation within the 24-month period described above, we do not anticipate any material unfavorable tax consequences to our stockholders or to our status as a REIT. For U.S. federal income tax purposes, (i) we did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020 and December 31, 2021 and (ii) we do not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain in the future.

Our expectations about the amount of future liquidating distributions that we will pay and when we will pay them are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to our remaining real estate property, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of our remaining asset and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2021, the extent to which our business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of the disposition of our remaining asset, the sale price we will receive for this asset, and the amount or timing of liquidating distributions to be received by our stockholders.
Real Estate Portfolio
2021 Real Estate Sales
Granite Tower
On December 16, 2010, we acquired a 31-story office building located in Denver, Colorado containing 593,527 rentable square feet on approximately 0.7 acres of land (“Granite Tower”).
On September 3, 2021, we completed the sale of Granite Tower to a purchaser unaffiliated with us or our advisor for $203.5 million, or $174.1 million net of credits given to the purchaser primarily for outstanding tenant improvements and lease incentives, before third-party closing costs of approximately $1.0 million and excluding disposition fees payable to our advisor of $1.7 million.
Fountainhead Plaza
On September 13, 2011, we purchased two office buildings totaling 445,957 rentable square feet located on approximately 11.33 acres of land in Tempe, Arizona (“Fountainhead Plaza”).
On September 20, 2021, we completed the sale of Fountainhead Plaza to a purchaser unaffiliated with us or our advisor for $117.5 million, or $117.3 million net of closing credits, before third-party closing costs of approximately $0.8 million and excluding disposition fees payable to our advisor of $1.2 million.
Corporate Technology Centre - 300 Holger
On March 28, 2013, we acquired an office campus consisting of eight office buildings totaling 610,083 rentable square feet located on approximately 32.7 acres of land in San Jose, California (“Corporate Technology Centre”).
On November 23, 2021, we completed the sale of the remaining office building in Corporate Technology Centre containing 99,870 rentable square feet (“300 Holger”) to a purchaser unaffiliated with us or our advisor for $35.0 million, before third-party closing costs of approximately $0.8 million and excluding disposition fees payable to our advisor of $0.4 million.
Willow Oaks Corporate Center
On August 26, 2009, we purchased three office buildings containing 584,147 rentable square feet located on approximately 11.4 acres of land in Fairfax, Virginia (“Willow Oaks Corporate Center”).
On December 8, 2021, we completed the sale of Willow Oaks Corporate Center to a purchaser unaffiliated with us or our advisor for $106.0 million, or $101.7 million net of credits primarily for outstanding tenant improvements and lease incentives, before third-party closing costs of approximately $1.1 million and excluding disposition fees payable to our advisor of $1.0 million.

Remaining Real Estate Investment
As of December 31, 2021, we owned one office property located in Los Angeles, California, encompassing in the aggregate 701,888 rentable square feet. As of December 31, 2021, this property was 65% occupied. The estimated liquidation value of our remaining real estate property was $188.4 million as of December 31, 2021. See Part I, Item 2, “Properties” of this Annual Report on Form 10-K.
Financing Objectives
We financed the majority of our real estate investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. We also used debt financing to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; to provide working capital and for other liquidity needs.
With the proceeds from the sales of Granite Tower, Fountainhead Plaza, 300 Holger and Willow Oaks Corporate Center, we repaid a total of $240.5 million of outstanding notes payable during the year ended December 31, 2021, and we did not have any outstanding notes payable as of December 31, 2021. We do not intend to obtain additional debt financing in the future.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the management of our remaining real estate property; the disposition of this property; the execution of the Plan of Liquidation; and other general and administrative responsibilities. In the event that our advisor is unable to provide any of these services, we will be required to obtain such services from other sources.
Competitive Market Factors
We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. In addition, the COVID-19 pandemic caused many tenants to re-evaluate their space needs, resulting in a significant increase in sublease space available in the office market from tenants wanting to unload un-needed space. We face competition from these tenants, who may be more willing to offer significant discounts to prospective subtenants. As a result, our ability to successfully implement the Plan of Liquidation may be adversely affected.
We also face competition from many of the types of entities referenced above regarding the disposition of our remaining real estate property. These entities may possess properties in similar locations and/or of the same property type as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of our remaining real estate property, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties.
This competition could decrease the sales proceeds we receive for our remaining real estate property, which could adversely affect the overall return for our stockholders and the amount and timing of liquidating distributions our stockholders receive.
Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively.

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
All of our properties were subject to Phase I environmental assessments prior to the time they were acquired. Some of our properties were subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our properties and our purchase of pollution and remediation legal liability insurance with respect to some of our properties, we do not believe that environmental conditions are likely to have a material adverse effect on our operations.
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
On March 28, 2022, our board of directors approved an estimated liquidation value per share of our common stock of $1.12 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2021. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report.
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. At the time of adopting the Plan of Liquidation, we had anticipated completing the orderly liquidation of our company and paying substantially all of our liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the uncertainty and business disruptions as a result of the outbreak of COVID-19, our completion of the Plan of Liquidation has been delayed. We currently anticipate that we will complete our liquidation by the third quarter of 2022. Although we were not able to complete our liquidation within the 24-month period described above, we do not anticipate any material unfavorable tax consequences to our stockholders or to our status as a REIT. For U.S. federal income tax purposes, (i) we did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020 and December 31, 2021 and (ii) we do not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain in the future. Our expectations about the amount of future liquidating distributions that we will pay and when we will pay them are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be less than our estimate and the liquidating distributions may be paid later than we predict. Further, the completion of the Plan of Liquidation may be further impacted by the outbreak of COVID-19, and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. We do not expect to pay regular monthly distributions during the liquidation process.
If the buyer under the future purchase and sale agreement for our remaining real estate property defaults thereunder, or if the sale does not otherwise close, our liquidating distributions may be delayed or reduced.
We are marketing our remaining real estate property for sale and are seeking to enter a binding sale agreement for this property. The consummation of the potential sale will be subject to the satisfaction of closing conditions. If the transaction contemplated by our future sales agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the property, which we may be unable to do promptly or at a price or on terms that are as favorable as the original sale agreement, which risks are heightened as a result of the outbreak of COVID-19. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this property. These additional costs are not included in our projections. If these events occur, our liquidating distributions paid to our stockholders would be delayed or reduced.
If we experience significant lease terminations and/or tenant defaults at our remaining real estate property or if our cash flow during the liquidation process is otherwise less than we expect, our liquidating distributions may be delayed or reduced.
We have assumed that we will not experience significant lease terminations not currently known to us and that we will not experience any significant unknown tenant defaults prior to the disposition of our remaining real estate property. Any currently known lease expirations and non-renewals of tenant leases were considered in calculating our March 28, 2022 estimated net proceeds from liquidation. Significant unknown lease terminations and/or tenant defaults prior to the disposition of our remaining real estate property would adversely affect the sale price of the property, which would reduce our March 28, 2022 estimated net proceeds from liquidation. To the extent that we receive less rental income than we expect prior to the disposition of our remaining real estate property, our liquidating distributions will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.
Before paying the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium that has not yet been determined. Our board of directors may also decide to establish a reserve fund to pay these contingent claims. The amounts of the various transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our estimated net proceeds from liquidation as of December 15, 2021. To the extent that we have underestimated these costs in calculating our projections, our actual net proceeds from liquidation per share may be lower than we expect. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if we establish a reserve fund, payment of liquidating distributions to our stockholders may be delayed or reduced.
Our March 28, 2022 estimated liquidation value per share may not reflect the value that stockholders will receive for their investment upon our liquidation pursuant to the Plan of Liquidation. Our estimated liquidation value per share does not take into account how developments subsequent to the valuation date related to our remaining real estate property, the financial or real estate markets, the actual liquidation timing or other events may increase or decrease our net assets in liquidation.
On March 28, 2022, our board of directors approved an estimated liquidation value per share of our common stock of $1.12 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2021. We are providing this estimated liquidation value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231.
For more information regarding the determination of the March 28, 2022 estimated liquidation value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” in this Annual Report on Form 10-K. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated liquidation value per share, and this difference could be significant. The March 28, 2022 estimated liquidation value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP. Moreover, we did not obtain an appraisal in connection with the determination of the estimated liquidation value per share.
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimated our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to our remaining real estate property, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of our remaining real estate property and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our completion of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. See below “—The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our and our tenants’ business, financial condition, results of operations and cash flows, our liquidation and the markets and communities in which we and our tenants operate.” Our estimated liquidation value per share does not take into account how developments subsequent to the valuation date related to our remaining real estate property, the financial or real estate markets, the actual liquidation timing or other events may increase or decrease our net assets in liquidation.

No assurance can be given that any additional liquidating distributions we pay to our stockholders will equal or exceed the March 28, 2022 estimated liquidation value per share. Accordingly, with respect to the estimated liquidation value per share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the estimated liquidation value per share;
•that an independent third-party appraiser or third-party valuation firm would agree with the estimated liquidation value per share; or
•that the methodology used to determine the estimated liquidation value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
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
So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from the sales of properties held primarily for sale to customers in the ordinary course of business. The Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether property is held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. We believe that all of our properties were held for investment and the production of rental income, and that none of the sales of our properties will constitute a prohibited transaction. We do not believe that the sales of our properties pursuant to the Plan of Liquidation should be subject to the prohibited transactions tax. However, due to the anticipated sales volume and other factors, the contemplated sales may not qualify for the protective safe harbor. There can, however, be no assurances that the U.S. Internal Revenue Service (the “IRS”) will not successfully challenge the characterization of properties for purposes of applying the prohibited transaction tax.

In certain circumstances, the board of directors may terminate, amend, modify or delay the Plan of Liquidation even though it is approved by our stockholders.
Our board of directors has adopted and approved the Plan of Liquidation. Nevertheless, prior to the acceptance for record of our articles of dissolution (the “Articles of Dissolution”) by the State Department of Assessments and Taxation of Maryland (the “SDAT”), the board of directors may terminate the Plan of Liquidation for any reason, subject to and contingent upon the approval of such termination by our stockholders. Notwithstanding approval of the Plan of Liquidation by our stockholders, our board of directors may make certain modifications or amendments to the Plan of Liquidation without further action by or approval of our stockholders to the extent permitted under law. Although our board of directors has no present intention to pursue any alternative to the Plan of Liquidation, our board of directors may conclude that terminating the Plan of Liquidation is in our best interest and the best interest of our stockholders. If our board of directors elects to pursue any alternative to the Plan of Liquidation, our stockholders would have to approve the termination of the Plan of Liquidation and may not receive the consideration currently estimated to be available for distribution to our stockholders pursuant to the Plan of Liquidation.
Our board of directors has the authority to sell our remaining real estate property under terms less favorable than those assumed for the purpose of our March 28, 2022 estimated net proceeds from liquidation.
Our board of directors has the authority to sell our remaining real estate property on such terms and to such party as the board of directors determines in its sole discretion. Notably, our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sale.
Our stockholders could, in some circumstances, be held liable for amounts they received from us in connection with our dissolution.
If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each of our stockholders could be held liable for the payment to our creditors of such stockholder’s pro rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from us. If a court holds at any time that we failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve, our creditors could seek an injunction to prevent us from paying distributions under the Plan of Liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of such expenses and liabilities. Any such action could delay or substantially diminish the amount of liquidating distributions to be paid to our stockholders.
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
Extraordinary corporate actions by a company, such as our Plan of Liquidation, sometimes lead to lawsuits being filed against that company. We may become involved in this type of litigation in connection with the Plan of Liquidation. As of March 28, 2022, no such lawsuits relative to the Plan of Liquidation were pending or, to our knowledge, threatened. However, if such a lawsuit is filed against us, the litigation could be expensive and divert management’s attention from implementing the Plan of Liquidation.

Our affiliated director and officers and our advisor and its affiliates may have conflicts of interest that may influence their actions during the implementation of the Plan of Liquidation and these conflicts may cause them to manage our liquidation in a manner not solely in the best interest of our stockholders.
Our affiliated director and officers and our advisor and its affiliates have interests in our liquidation that are different from your interests as a stockholder. Some of the conflicts of interest presented by the liquidation are summarized below.
•All of our executive officers, including Messrs. Schreiber and Waldvogel and Ms. Yamane, are officers of our advisor and/or one or more of our advisor’s affiliates and are compensated by those entities, in part, for their service rendered to us. We currently do not pay any direct compensation to our executive officers. Mr. Schreiber is also one of our directors.
•Pursuant to the terms of the advisory agreement, our advisor is expected to be entitled to disposition fees in connection with the sale of our properties. From March 5, 2020 through the completion of our liquidation, these disposition fees are estimated to be approximately $7.7 million.
•Our advisor earns asset management fees from us and receives reimbursement of certain of its operating costs. Our advisor will continue to earn such fees and receive reimbursements as long as we continue to own any properties, and our advisor will receive reimbursements for expenses until our liquidation and dissolution are complete. Based on the properties we owned as of March 5, 2020 and the current projected disposition date for the remaining property in our portfolio, we project that we may pay our advisor an aggregate of approximately $11.6 million for asset management fees and reimbursement of certain of its operating expenses from March 5, 2020 through our completion of the liquidation process, although this estimate may vary significantly based on the timing of the sale of our remaining real estate property.
•Our advisor owns a total of 20,000 shares of our common stock, for which we estimate it will receive liquidating distributions of approximately $64,400 in connection with our liquidation, inclusive of the three liquidating distributions paid in 2020 and two liquidating distributions paid in 2021.
Because of the above conflicts of interest, our affiliated director, our officers and our advisor may be motivated to make decisions or take actions based on factors other than the best interest of our stockholders throughout the liquidation process.
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

Risks Related to an Investment in Us
Because no public trading market for our shares currently exists and because we have terminated our share redemption program, our stockholders’ primary source of liquidity is the completion of our Plan of Liquidation.
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
On May 15, 2014, our board of directors amended and restated our share redemption program to provide only for redemptions sought in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). On November 1, 2021, in connection with our liquidation pursuant to the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of November 22, 2021.
As such, our stockholders’ primary source of liquidity is the completion of our Plan of Liquidation.

We face significant competition for tenants and in the disposition of our remaining real estate property, which could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. In addition, the COVID-19 pandemic caused many tenants to re-evaluate their space needs, resulting in a significant increase in sublease space available in the office market from tenants wanting to unload un-needed space. We face competition from these tenants, who may be more willing to offer significant discounts to prospective subtenants. As a result, our ability to successfully implement our Plan of Liquidation may be adversely affected.
We also face competition from many of the types of entities referenced above regarding the disposition of our remaining real estate property. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of our remaining real estate property, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties.
This competition could decrease the sales proceeds we receive for our remaining real estate property, which could adversely affect the overall return for our stockholders and the amount and timing of liquidating distributions our stockholders receive.
Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to successfully implement the Plan of Liquidation and reduce the amount and timing of liquidating distributions our stockholders receive.
Disruptions in the financial markets and uncertain economic conditions (including financial market disruptions related to COVID-19) could adversely affect the value of our remaining real estate property. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, any decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining value of our remaining real estate property.
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
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The spread of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, states and localities, including states and localities in the United States, have reacted by restricting many business and travel activities, mandating the partial or complete closures of certain businesses and schools and taking other actions to mitigate the spread of the virus, most of which have a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our tenants, continue to recommend or mandate some or all of their employees work from home or are rotating employees in and out of the office to encourage social distancing in the workplace. Due to these events, during 2021, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels.
We cannot predict when, if and to what extent these restrictions and other actions will end and when, if and to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long-term with respect to the demand for leasing office space.

The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our liquidation due to, among other factors:
•health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease;
•businesses evolving to make work-from-home environments, such as employee telecommuting, flexible work schedules, open workplaces or teleconferencing, increasingly common, which could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and the value of our remaining real estate property;
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
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations and may result in fewer buyers seeking to acquire commercial real estate; and
•the potential negative impact on the health of our advisor’s personnel, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, operations and liquidation, our tenants’ businesses and operations or the global economy as a whole. During the years ended December 31, 2021 and 2020, we did not experience a significant impact to rental income collections from the COVID-19 pandemic. Rent collections for the quarter ended December 31, 2021 were approximately 99%. Many of our tenants have suffered reductions in revenue. As of December 31, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $0.2 million of rent deferrals for the period from March 2020 through December 31, 2021 and granting $0.2 million in rental abatements during this period. From March 2020 through December 31, 2021, three tenants were granted rental deferrals and five tenants were granted rental abatements as a result of the pandemic. The three tenants granted deferrals were tenants at a property sold in December 2021. We expect to collect the deferred rent from these tenants from the purchaser of the property. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Any future rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. Subsequent to December 31, 2021, we have not seen a material impact on our rent collections. Current collections and rent relief requests to date may not be indicative of collections or requests in any future period.
Although we did not experience significant disruptions in rental income, during the years ended December 31, 2021 and 2020, we reduced the estimated liquidation value of our real estate portfolio by $78.1 million (or $54.6 million after accounting for the decrease in estimated capital expenditures of $23.5 million that was previously projected to be spent) and $90.2 million, respectively, due to changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Changes in Net Assets in Liquidation” for a discussion of the change in liquidation value of real estate properties. We may need to recognize additional decreases in the value of our remaining real estate property to the extent leasing projections or the projected sales price declines.
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
We depend on our advisor to manage our operations and to implement the Plan of Liquidation. Our advisor depends upon the fees and other compensation that it receives from us, KBS REIT III and KBS Growth & Income REIT and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates could hinder their ability to successfully manage our operations and implement the Plan of Liquidation.
As a result of our disposition activity in connection with our liquidation, our general and administrative expenses as a percentage of our cash flow from operations has increased and we will continue to incur general and administrative expenses until we have liquidated and dissolved.
As a result of our dispositions in connection with our liquidation, our cash flow from operations has decreased. Our general and administrative expenses are not directly related to the size of the assets we own and thus will not decrease proportionately. As a result, our general and administrative expenses as a percentage of cash flow from operations has increased and we will continue to incur general and administrative expenses until we have liquidated and dissolved.
The loss of or the inability to retain or obtain key professionals at our advisor could delay or hinder implementation of the Plan of Liquidation, which could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Our success depends to a significant degree upon the contributions of Charles J. Schreiber, Jr. and the team of professionals at our advisor. Neither we nor our advisor nor its affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and the implementation of the Plan of Liquidation could suffer as a result, reducing the amount of liquidating distributions our stockholders receive and their overall return on investment. We do not maintain key person life insurance on any person.
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
•result in misstated financial reports and/or missed reporting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations;
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our implementation of the Plan of Liquidation. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

Risks Related to Conflicts of Interest
Our advisor and its affiliates, including all of our executive officers, our affiliated director and other key professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs and KBS-advised investors, which could result in actions that are not in the best interests of our stockholders.
All of our executive officers, our affiliated director and other key professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager, and/or other KBS-affiliated entities. Our advisor and its affiliates receive substantial fees from us and other KBS-sponsored programs and KBS-advised investors. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates.
Our advisor and its affiliates face conflicts of interest relating to the leasing and disposition of properties due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, and such conflicts may not be resolved in our favor, which could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
We and other KBS-sponsored programs and KBS-advised investors rely on our sponsor, KBS Holdings LLC, and other key professionals at our advisor, including Mr. Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such tenants to our remaining real estate property, our tenant base may have more inherent risk and our property’s occupancy may be lower than might otherwise be the case.
In addition, we and other KBS-sponsored programs and KBS-advised investors rely on our sponsor and other key professionals at our advisor to sell properties. These KBS-sponsored programs and KBS-advised investors may possess properties in similar locations and/or of the same property type as ours and may be attempting to sell these properties at the same time we are attempting to sell our remaining real estate property. If our advisor directs potential purchasers to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such purchasers to our property, we may be unable to sell our remaining real estate property at the time or at the price we otherwise would, which could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Our sponsor, our officers, our advisor and the real estate, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations to suffer and delay the implementation of the Plan of Liquidation.
We rely on our sponsor, our officers, our advisor and the real estate, management and accounting professionals that our advisor retains, including Messrs. Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT III and KBS Growth & Income REIT are also advised by KBS Capital Advisors, and KBS Capital Advisors may serve as the advisor to future KBS-sponsored programs and KBS-advised investors. Further, our officers and directors are also officers and/or the affiliated director of other public KBS-sponsored programs. Messrs. Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT III and KBS Growth & Income REIT. Messrs. Schreiber and Waldvogel and Ms. Yamane are executive officers of KBS Realty Advisors LLC (“KBS Realty Advisors”) and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors and the U.S. asset manager for Prime US REIT.
As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT III, KBS Growth & Income REIT, KBS Capital Advisors, KBS Realty Advisors, other KBS-sponsored programs and/or other KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS–sponsored program in an internalization transaction. If these events occur, the amount of liquidating distributions our stockholders receive and their overall return on investment may decline. See “ – Risks Related to the Plan of Liquidation.”

All of our executive officers, our affiliated director and the key professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, which could hinder our ability to implement our business strategy and the Plan of Liquidation.
All of our executive officers, our affiliated director and the key professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT III, KBS Growth & Income REIT and other KBS-sponsored programs. In addition, KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and the Plan of Liquidation. Further, Mr. Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy and the Plan of Liquidation, the amount of liquidating distributions our stockholders receive and their overall return on investment may be reduced.
Our board of directors’ loyalties to KBS REIT III and KBS Growth & Income REIT could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT III and our affiliated director is also an affiliated director of KBS Growth & Income REIT. The loyalties of our directors serving on the boards of directors of KBS REIT III and KBS Growth & Income REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored and advised programs.

Risks Related to Our Corporate Structure
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of delaying, deferring or preventing a takeover or other transaction including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets), in which holders of our common stock might receive a premium for their shares over our March 28, 2022 estimated remaining liquidation value per share or which stockholders might believe to be otherwise in their best interests.
Our stockholders will have limited control over changes in our policies and operations and the implementation of the Plan of Liquidation, which increases the uncertainty and risks our stockholders face.
Our board of directors determines our major policies, including our policies regarding financing, debt capitalization, REIT qualification, distributions and liquidation pursuant to the Plan of Liquidation. Our board of directors may generally amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Prior to the acceptance for record of the Articles of Dissolution by the SDAT, the board of directors may terminate the Plan of Liquidation for any reason, subject to and contingent upon the approval of such termination by our stockholders. Notwithstanding approval of the Plan of Liquidation by our stockholders, the board of directors may make certain modifications or amendments to the Plan of Liquidation without further action by or approval of our stockholders to the extent permitted under law. Although the board of directors has no present intention to pursue any alternative to the Plan of Liquidation, the board of directors may conclude that terminating the Plan of Liquidation is in our best interest and the best interest of our stockholders. If the board of directors elects to pursue any alternative to the Plan of Liquidation, our stockholders would have to approve the termination of the Plan of Liquidation and may not receive the consideration currently estimated to be available for distribution to our stockholders pursuant to the Plan of Liquidation. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Payment of fees to KBS Capital Advisors and its affiliates reduces the amount of liquidating distributions our stockholders will receive and their overall return on investment.
KBS Capital Advisors and its affiliates performed services for us in connection with the selection and acquisition or origination, management, leasing and disposition of our investments, and continue to perform services for us in connection with the management, leasing and disposition of our remaining real estate property and the implementation of the Plan of Liquidation. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment in us.
Disposition fees and asset management fees reduce the amount of liquidating distributions our stockholders will receive and their overall return on investment. For information relating to fees potentially payable to our affiliates in connection with the implementation of the Plan of Liquidation, see “ – Risks Related to the Plan of Liquidation.”

General Risks Related to Investments in Real Estate
Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our remaining real estate property and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
The performance of our remaining real estate property is subject to the risks typically associated with real estate, any of which could decrease the value of our investment, including:
•downturns in national, regional and local economic conditions (including market disruptions related to COVID-19);
•competition from similar properties in the same or competing markets or submarkets;
•adverse local conditions, such as oversupply or reduction in demand for office properties and changes in real estate zoning laws that may reduce the desirability of real estate in an area;
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
Any of the above factors, or a combination thereof, could result in a decrease in the value of our investment, which would reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
As of March 28, 2022, we owned one office property. The amount of liquidating distributions our stockholders receive and their overall return on investment will be impacted by the sale of this investment.
As of March 28, 2022, we owned one office property. The amount of liquidating distributions our stockholders receive and their overall return on investment will be impacted by the sale of this investment.
The geographic concentration of our remaining real estate property makes us particularly susceptible to adverse economic developments in the Los Angeles real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.

The resale value of a property depends principally upon the value of the cash flow generated by the leases associated with that property. Accordingly, our ability to successfully implement the Plan of Liquidation is partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net sales proceeds and the amount of liquidating distributions our stockholders receive.
The resale value of a property depends principally upon the value of the cash flow generated by the leases associated with that property. Non-renewals, terminations or lease defaults could reduce our net sales proceeds and the amount of liquidating distributions our stockholders receive. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Accordingly, our ability to successfully implement the Plan of Liquidation is partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants.
The bankruptcy or insolvency of our tenants or delays by our tenants in making rental payments could seriously harm our implementation of the Plan of Liquidation and the amount of liquidating distributions our stockholders receive.
Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our implementation of the Plan of Liquidation and the amount of liquidating distributions our stockholders receive.
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
Our property may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce the amount of liquidating distributions our stockholders receive.

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
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes, commencing with our initial taxable year ended December 31, 2008. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.

If our operating partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status could be terminated.
We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This could also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” or (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.
The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. Whether property is held primarily for sale to customers in the ordinary course of a trade or business depends on the specific facts and circumstances. No assurance can be given that any particular property (including loans) in which we hold a direct or indirect interest will not be treated as property held for sale to customers.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and the amount of liquidating distributions our stockholders receive, which would reduce their overall return on investment.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Our charter authorizes that our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we believe we have qualified and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income, which may have adverse consequences on the amount of liquidating distributions our stockholders receive.

Generally, ordinary dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Ordinary dividends payable by REITs, however, are generally not eligible for this reduced rate. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. However, under the Tax Cuts and Jobs Act, Pub. L. No. 115-97, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. Without further legislation, this deduction would sunset after 2025. Our stockholders are urged to consult with their tax advisor regarding the effect of this change on their effective tax rate with respect to REIT dividends.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes.
The taxation of distributions to our stockholders can be complex.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. No assurance can be given, however, that we are or will be a domestically-controlled REIT.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to our stockholders if they are a non-U.S. stockholder.
We may be subject to adverse legislative or regulatory tax changes.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. Our stockholders are urged to consult with their tax advisor with respect to the impact of the recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. The impact of tax reform on an investment in our shares is uncertain.

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
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if we or our advisor are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on their investment and our performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2. PROPERTIES
As of December 31, 2021, we owned one office property located in Los Angeles, California, encompassing in the aggregate 701,888 rentable square feet. The liquidation value of our remaining real estate property was $188.4 million as of December 31, 2021. As of December 31, 2021, our remaining real estate property was approximately 65% occupied, the annualized base rent was $18.2 million and the average annualized base rent per square foot of our remaining real estate property was $40.13. As of December 31, 2021, the weighted-average remaining lease term of our remaining real estate property, excluding options to extend, was 6.9 years.
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
See also Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our remaining real estate property by rentable square footage and by annualized base rent as of December 31, 2021:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	% of Property Annualized Base Rent	Leased Rentable Square Feet Expiring	% of Property Rentable Square Feet Expiring
Month to Month	3	$680	3.7%	42,491	9.4%
2022	6	2,594	14.3%	58,659	13.0%
2023	2	331	1.8%	7,439	1.6%
2024	9	1,793	9.9%	54,053	11.9%
2025	10	1,953	10.8%	42,441	9.4%
2026	4	494	2.7%	11,111	2.5%
2027	4	1,474	8.1%	41,672	9.2%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	1	508	2.8%	11,269	2.5%
2031	1	656	3.6%	15,546	3.4%
Thereafter (2)	1	7,671	42.3%	167,761	37.1%
Total	41	$18,154	100.0%	452,442	100.0%
_____________________
(1) Annualized base rent represents contractual base rental income as of December 31, 2021, which has been annualized.
(2) Represents leases expiring from 2032 through 2035.
Concentration of Credit Risk
As of December 31, 2021, we had a concentration of credit risk related to the following tenant lease that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Property (Net Rentable Sq. Ft.)	Annualized Base Rent (in thousands) (1)	% of Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration
Union Bank	Union Bank Plaza	Finance	213,111	30.4%	$9,832	54.2%	$46.14	01/21/2022 05/31/2022 05/31/2035 (2)
_____________________
(1) Annualized base rent represents contractual base rental income as of December 31, 2021, which has been annualized.
(2) Represents the expiration dates of the lease as of December 31, 2021 and does not take into account any tenant renewal options. Pursuant to amended and restated lease agreements that we entered into with Union Bank on August, 2, 2019 relating to Union Bank’s office, retail and storage spaces, of the 213,111 rentable square feet, a total of 11,985 rentable square feet of retail space was surrendered at January 21, 2022, 33,365 rentable square feet of office space will be surrendered at May 31, 2022 and the remaining 167,761 rentable square feet will expire on May 31, 2035. Each of Union Bank’s amended and restated office and retail lease agreements has two five-year extension options on all or a portion of the leased space and a one-time option to terminate and cancel the lease in its entirety effective May 31, 2032, by delivering eighteen months’ notice and subject to payment of lease termination fees. Union Bank also has two one-time options to terminate and cancel a portion of its lease.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 28, 2022, we had approximately 183.3 million shares of common stock outstanding held by a total of approximately 45,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock. In addition, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. Any sale must comply with applicable state and federal securities laws, and our charter prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. As such, our stockholders’ primary source of liquidity is the completion of our Plan of Liquidation.
Our stockholders approved the Plan of Liquidation on March 5, 2020. We expect to distribute substantially all of the remaining proceeds from liquidation after the completion of the sale of our remaining real estate property.
March 2022 Estimated Liquidation Value Per Share
On March 28, 2022, our board of directors approved an updated estimated liquidation value per share of our common stock of $1.12, which is equal to our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2021, and as disclosed in this Annual Report on Form 10-K (the “March 2022 Estimated Liquidation Value Per Share”). We adopted the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020. Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. For a description of our accounting policies and the methodologies, limitations and assumptions used in the determination of the March 2022 Estimated Liquidation Value Per Share, see the notes to our consolidated financial statements in this Annual Report on Form 10-K.
We are providing the March 2022 Estimated Liquidation Value Per Share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
The March 2022 Estimated Liquidation Value Per Share will first appear on the March 2022 customer account statements that will be mailed in April 2022.
Limitations of the March 2022 Estimated Liquidation Value Per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated liquidation value per share, and this difference could be significant. The March 2022 Estimated Liquidation Value Per Share does not represent the fair value of our assets less the fair value of our liabilities according to GAAP. Moreover, we did not obtain updated appraisals in connection with the determination of the March 2022 Estimated Liquidation Value Per Share, and the determination was based solely on the factors discussed above.
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimated our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to our remaining real estate property, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of our remaining real estate property and due to other factors.

In particular, the COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. The COVID-19 pandemic is negatively impacting many industries, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. While we considered the impact from COVID-19 on the March 2022 Estimated Liquidation Value Per Share, the extent to which the COVID-19 pandemic impacts our operations and those of our tenants and our implementation of the Plan of Liquidation, depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders.
No assurance can be given that any additional liquidating distributions we pay to our stockholders will equal or exceed the March 2022 Estimated Liquidation Value Per Share. Accordingly, with respect to the March 2022 Estimated Liquidation Value Per Share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the March 2022 Estimated Liquidation Value Per Share;
•that an independent third-party appraiser or third-party valuation firm would agree with the March 2022 Estimated Liquidation Value Per Share; or
•that the methodology used to determine the March 2022 Estimated Liquidation Value Per Share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$1.24	December 14, 2021	Current Report on Form 8-K, filed December 17, 2021
$1.57	October 5, 2021	Current Report on Form 8-K, filed September 30, 2021
$2.07	March 11, 2021	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2020, filed March 12, 2021
$2.01	December 30, 2020	Current Report on Form 8-K, filed December 28, 2020
$2.41	August 7, 2020	Current Report on Form 8-K, filed August 3, 2020
$2.66	June 9, 2020	Current Report on Form 8-K, filed June 16, 2020
$2.87	March 5, 2020	Current Report on Form 8-K, filed March 6, 2020
$3.79	November 13, 2019	Current Report on Form 8-K, filed November 15, 2019
$4.50 (1)	June 17, 2019	Current Report on Form 8-K, filed June 14, 2019
$4.95	December 3, 2018	Current Report on Form 8-K, filed December 7, 2018
$4.89	December 8, 2017	Current Report on Form 8-K, filed December 11, 2017
$5.49	December 14, 2016	Current Report on Form 8-K, filed December 15, 2016
$5.62	December 8, 2015	Current Report on Form 8-K, filed December 9, 2015
$5.86	December 4, 2014	Current Report on Form 8-K, filed December 4, 2014
$6.05 (2)	September 22, 2014	Current Report on Form 8-K, filed September 23, 2014
$10.29	December 18, 2013	Current Report on Form 8-K, filed December 19, 2013
$10.29	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$10.11	December 19, 2011	Current Report on Form 8-K, filed December 21, 2011
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

In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. Pursuant to the Plan of Liquidation, from March 5, 2020 through December 31, 2021, our board of directors authorized five liquidating distributions:
•On March 5, 2020, our board of directors authorized an initial liquidating distribution in the amount of $0.75 per share of common stock to stockholders of record as of the close of business on March 5, 2020 (the “Initial Liquidating Distribution”). This Initial Liquidating Distribution was paid on March 10, 2020 and was funded from proceeds from the sale of the Campus Drive Buildings.
•On July 31, 2020, our board of directors authorized a second liquidating distribution in the amount of $0.25 per share of common stock to stockholders of record as of the close of business on August 3, 2020 (the “Second Liquidating Distribution”). This Second Liquidating Distribution was paid on August 7, 2020 and was funded from proceeds from the sale of two office buildings in Corporate Technology Centre - 100 Headquarters and 200 Holger.
•On December 24, 2020, our board of directors authorized a third liquidating distribution in the amount of $0.40 per share of common stock to stockholders of record as of the close of business on December 24, 2020 (the “Third Liquidating Distribution”). This Third Liquidating Distribution was paid on December 30, 2020 and was funded from proceeds from the sale of two office buildings in Corporate Technology Centre - 250 Holger and 350 Holger.
•On September 29, 2021, our board of directors authorized a fourth liquidating distribution in the amount of $0.50 per share of common stock to stockholders of record as of the close of business on October 1, 2021 (the “Fourth Liquidating Distribution”). This Fourth Liquidating Distribution was paid on October 5, 2021 and was funded from proceeds from the sales of Fountainhead Plaza and Granite Tower.
•On December 9, 2021, our board of directors authorized a fifth liquidating distribution in the amount of $0.20 per share of common stock to stockholders of record as of the close of business on December 9, 2021 (the “Fifth Liquidating Distribution”). This Fifth Liquidating Distribution was paid on December 14, 2021 and was funded from proceeds from the sales of Willow Oaks Corporate Center and an office building in Corporate Technology Centre - 300 Holger.
Our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be less than we estimate and the liquidating distributions may be paid later than we predict. Further, given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation and Part I, Item 1A, “Risks Factors.” We do not expect to pay regular monthly distributions during the liquidation process. During the liquidating process, we intend to maintain adequate cash reserves for liquidity, capital expenditures, and other future capital needs.
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program
On November 1, 2021, in connection with our liquidation pursuant to the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of November 22, 2021. Prior to termination, our share redemption program was limited to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions were subject to the limitations described in the share redemption program document, including:
•During each calendar year, Special Redemptions were limited to an annual dollar amount determined by the board of directors. On December 24, 2020, our board of directors approved a dollar amount limitation for Special Redemptions of $10.0 million in the aggregate for the calendar year 2021.
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
Our share redemption program, as amended, set the redemption price per share of our common stock eligible for redemption at our most recent estimated value per share as of the applicable redemption date, provided that if our board of directors declared liquidating distributions on such share with a record date prior to the applicable redemption date for such share and the most recent estimated value per share had not been updated to reflect the reduction for such liquidating distributions, then the redemption price per share was reduced to reflect the amount of such liquidating distributions.
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
On March 11, 2021, our board of directors approved an estimated value per share of our common stock of $2.07 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2020. Therefore, effective commencing with the March 31, 2021 redemption date, the redemption price for all shares eligible for redemption was equal to $2.07, which was effective through the September 30, 2021 redemption date. For more information, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021.
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

The only redemptions we made under our share redemption program during the year ended December 31, 2021 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program and we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. We funded redemptions during the year ended December 31, 2021 with existing cash on hand. During the year ended December 31, 2021, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	115,571	$2.01	(3)
February 2021	72,339	$2.01	(3)
March 2021	56,058	$2.07	(3)
April 2021	128,533	$2.07	(3)
May 2021	93,291	$2.07	(3)
June 2021	140,128	$2.07	(3)
July 2021	99,822	$2.07	(3)
August 2021	79,382	$2.07	(3)
September 2021	82,285	$2.07	(3)
October 2021	85,173	$1.57	(3)
November 2021	—	$—	(3)
December 2021	—	$—	(3)
Total	952,582
_____________________
(1) We announced the adoption and commencement of the program on April 8, 2008. We announced amendments to the program on May 13, 2009 (which amendment became effective on June 12, 2009), on March 11, 2011 (which amendment became effective on April 10, 2011), on May 18, 2012 (which amendment became effective on June 17, 2012), on June 29, 2012 (which amendment became effective on July 29, 2012), on October 18, 2012 (which amendment became effective on November 17, 2012), on March 8, 2013 (which amendment became effective on April 7, 2013), on October 17, 2013 (which amendment became effective on November 16, 2013), on May 19, 2014 (which amendment became effective on June 18, 2014), on December 7, 2018 (which amendment became effective on January 6, 2019), on March 6, 2020 (which amendment became effective on March 20, 2020) and on June 16, 2020 (which amendment became effective on June 30, 2020). We announced the termination of the share redemption program on November 5, 2021 with an effective date of November 22, 2021.
(2) During the year ended December 31, 2021, shares eligible for redemption were redeemed at the prices set forth above.
(3) We limited the dollar value of shares that may be redeemed under the share redemption program as described above. During the year ended December 31, 2021, we redeemed $1.9 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the October 29, 2021 redemption date.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” and “Summary Risk Factors” preceding Part I and Part I, Item 1A, “Risk Factors.”
Overview
We were formed on July 12, 2007 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2008 and we intend to continue to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by our advisor, KBS Capital Advisors LLC, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our remaining real estate property. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
As of December 31, 2021, we owned one office property.
As of December 31, 2021, we had 183,346,918 shares of common stock issued and outstanding.

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
Plan of Liquidation
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company.
Pursuant to the Plan of Liquidation, our board of directors has authorized the following liquidating distributions:

Record Date	Payment Date	Liquidating Distribution Per Share
March 5, 2020	March 10, 2020	$0.75
August 3, 2020	August 7, 2020	$0.25
December 24, 2020	December 30, 2020	$0.40
October 1, 2021	October 5, 2021	$0.50
December 9, 2021	December 14, 2021	$0.20

We expect to distribute substantially all of the remaining proceeds from liquidation after the completion of the sale of our remaining real estate property.
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to our remaining real estate property, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of our remaining asset and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2021, the extent to which our business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. See “ — Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of the disposition of our remaining asset, the sale price we will receive for this asset, and the amount or timing of liquidating distributions to be received by our stockholders.

Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from our remaining property. Further, revenues from our remaining property could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Reductions in revenues from our remaining property would adversely impact the timing of the asset sale and/or the sales price we will receive for our property. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Most recently, the outbreak of COVID-19 has had a negative impact on the real estate market as discussed below.
COVID-19 Pandemic and Portfolio Outlook
As of December 31, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. The spread of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, states and localities, including states and localities in the United States, have reacted by restricting many business and travel activities, mandating the partial or complete closures of certain businesses and schools and taking other actions to mitigate the spread of the virus, most of which have a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our tenants, continue to recommend or mandate some or all of their employees work from home or are rotating employees in and out of the office to encourage social distancing in the workplace. Due to these events, during 2021, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels.
We cannot predict when, if and to what extent these restrictions and other actions will end and when, if and to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long-term with respect to the demand for leasing office space.
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
During the years ended December 31, 2021 and 2020, we did not experience a significant impact to rental income collections from the COVID-19 pandemic. Rent collections for the quarter ended December 31, 2021 were approximately 99%. Many of our tenants have suffered reductions in revenue. As of December 31, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $0.2 million of rent deferrals for the period from March 2020 through December 31, 2021 and granting $0.2 million in rental abatements during this period. From March 2020 through December 31, 2021, three tenants were granted rental deferrals and five tenants were granted rental abatements as a result of the pandemic. The three tenants granted deferrals were tenants at a property sold in December 2021. We expect to collect the deferred rent from these tenants from the purchaser of the property. We will continue to evaluate any additional short-term rent relief requests from tenants on an individual basis. Any future rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when restrictions are lifted. Subsequent to December 31, 2021, we have not seen a material impact on our rent collections. Current collections and rent relief requests to date may not be indicative of collections or requests in any future period.
Although we did not experience significant disruptions in rental income, during the years ended December 31, 2021 and 2020, we reduced the estimated liquidation value of our real estate portfolio by $78.1 million (or $54.6 million after accounting for the decrease in estimated capital expenditures of $23.5 million that was previously projected to be spent) and $90.2 million, respectively, due to changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. In future periods, we may need to recognize additional decreases in the value of our remaining real estate property to the extent leasing projections or the projected sales price declines.

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

Liquidity and Capital Resources
As described above under “— Overview — Plan of Liquidation,” on March 5, 2020, our stockholders approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. We expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities and distribute the net proceeds from liquidation to our stockholders. Our principal demands for funds through the completion of our liquidation will be for: the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with the Plan of Liquidation; and payments of distributions to stockholders pursuant to the Plan of Liquidation. During our liquidation, we intend to use our cash on hand and proceeds from the sale of real estate properties as our primary sources of liquidity. To the extent available, we also intend to use cash flow generated by our remaining real estate property.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investment is primarily dependent upon the occupancy level of the property, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2021, our remaining real estate property was 65% occupied.
For the year ended December 31, 2021, our cash needs for capital expenditures and the payment of debt obligations were met with cash on hand and proceeds from asset sales. With the proceeds from asset sales in 2021, we repaid a total of $240.5 million of outstanding notes payable during the year ended December 31, 2021, and we did not have any outstanding notes payable as of December 31, 2021. We do not intend to obtain additional debt financing in the future. Operating cash needs during the same period were met with cash flow generated by our real estate investments. We believe that our cash on hand, our cash flow from operations to the extent available and proceeds from the sale of our remaining real estate property will be sufficient to meet our liquidity needs during our liquidation.
During the liquidating process, we intend to maintain adequate cash reserves for liquidity, capital expenditures and other future capital needs. As of December 31, 2021, the estimated capital expenditures through the anticipated disposition date for our remaining real estate property were $19.4 million.
We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. At the time of adopting the Plan of Liquidation, we had anticipated completing the orderly liquidation of our company and paying substantially all of our liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the uncertainty and business disruptions as a result of the outbreak of COVID-19, our completion of the Plan of Liquidation has been delayed. We currently anticipate that we will complete our liquidation by the third quarter of 2022. Although we were not able to complete our liquidation within the 24-month period described above, we do not anticipate any material unfavorable tax consequences to our stockholders or to our status as a REIT. For U.S. federal income tax purposes, (i) we did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020 and December 31, 2021 and (ii) we do not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain in the future. Our expectations about the amount of future liquidating distributions that we will pay and when we will pay them are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be less than our estimate and the liquidating distributions may be paid later than we predict. See “— Overview — Plan of Liquidation” and “—Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We do not expect to pay regular monthly distributions during the liquidating process.

In addition to using our capital resources for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the acquisition and origination of our assets and pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. We also continue to reimburse our advisor and our dealer manager for certain stockholder services.
During the year ended December 31, 2021, cash and cash equivalents increased by $23.4 million primarily as a result of $178.0 million of net cash proceeds from the dispositions of four office properties after debt repayments and net inflows from investments in real estate of $19.4 million, offset by the payments of: the $91.7 million Fourth Liquidating Distribution, the $36.7 million Fifth Liquidating Distribution, $27.8 million of capital expenditures and $8.8 million of corporate expenditures.
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

Changes in Net Assets in Liquidation
For the Year Ended December 31, 2021
Net assets in liquidation decreased by approximately $176.0 million from $381.5 million on December 31, 2020 to $205.5 million on December 31, 2021. Pursuant to the Plan of Liquidation, on September 29, 2021, our board of directors authorized the Fourth Liquidating Distribution in the amount of $0.50 per share of common stock to our stockholders of record as of the close of business on October 1, 2021, for an aggregate cash distribution of approximately $91.7 million. The Fourth Liquidating Distribution was paid on October 5, 2021 and was funded with proceeds from the sales of Fountainhead Plaza and Granite Tower. On December 9, 2021, our board of directors authorized the Fifth Liquidating Distribution in the amount of $0.20 per share of common stock to our stockholders of record as of the close of business on December 9, 2021, for an aggregate cash distribution of approximately $36.7 million. The Fifth Liquidating Distribution was paid on December 14, 2021 and was funded with proceeds from the sales of Willow Oaks Corporate Center and an office building in Corporate Technology Centre - 300 Holger. These liquidating distributions were the largest component of the decline in net assets in liquidation.
The estimated net realizable value of real estate after estimated closing costs and disposition fees decreased by $78.1 million during the year ended December 31, 2021, which was primarily driven by our investments in an office property located in Denver, Colorado (“Granite Tower”), an office property located in Fairfax, Virginia (“Willow Oaks Corporate Center”) and an office building located in Los Angeles, California (“Union Bank Plaza”), as follows:
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
•Willow Oaks Corporate Center – The net proceeds from the sale of Willow Oaks Corporate Center decreased by approximately $11.6 million to reflect the sales price as the property was sold on December 8, 2021.
•Union Bank Plaza – The estimated net proceeds from the sale of Union Bank Plaza decreased by approximately $45.4 million as the liquidation value was adjusted based on information received from prospective buyers as the property is currently being marketed for sale.

Results of Operations
In light of the adoption of liquidation basis accounting as of February 1, 2020 and our liquidation pursuant to the Plan of Liquidation, the results of operations for the current year period are not comparable to the prior year period. The sale of assets under the Plan of Liquidation has a significant impact on our operations. Changes in liquidation values of our assets are discussed above under “— Changes in Net Assets in Liquidation.” See “— Overview — Plan of Liquidation” and “— Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation.
Due to the adoption of the Plan of Liquidation, we are no longer reporting funds from operations and modified funds from operations as we no longer consider these to be key performance measures.

Critical Accounting Policies and Estimates
Below is a discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results to those of companies in similar businesses.
Subsequent to the adoption of the liquidation basis of accounting, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect through the disposal of our assets and the estimated costs to dispose of our assets.
Pursuant to our stockholders’ approval of the Plan of Liquidation, we adopted the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020 (as approval of the Plan of Liquidation became imminent within the first week of February 2020 based on the results of our solicitation of proxies from our stockholders for their approval of the Plan of Liquidation). Accordingly, on February 1, 2020, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we will collect through the disposal of our assets as we carry out our Plan of Liquidation. The liquidation values of our real estate properties are presented on an undiscounted basis. Estimated costs to dispose of our assets and estimated capital expenditures through the anticipated disposition date of our real estate properties have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash we expect to collect through the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of December 31, 2021 are included in accounts payable and accrued liabilities, due to affiliate and other liabilities on the Consolidated Statement of Net Assets.
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

Real Estate
As of February 1, 2020, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that we will collect through the disposal of our assets, including any residual value attributable to lease intangibles, as we carry out the Plan of Liquidation. As of December 31, 2021, we estimated the liquidation value of our remaining real estate property based on discounted cash flow analyses. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to February 1, 2020, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
Audit Committee Investigation
In February 2022, we discovered that the Chief Audit Executive of our external advisor had entered into arrangements with certain vendors that we believe either overcharged us and our affiliates for the services performed or charged for services that were never performed. As our advisor began to inquire into the matter, the Chief Audit Executive resigned.
Our audit committee, in conjunction with the audit committee of the board of directors of KBS Real Estate Investment Trust III, initiated an independent investigation with the assistance of independent counsel and an independent forensic accounting firm.
Subject to the joint audit committees’ ongoing investigation, we believe that between 2011 and 2021, certain vendors billed us for services for which we were either overcharged or which were never performed totaling approximately $0.7 million, that such vendors were in turn making payments to the individual, and that no other advisor officers or employees participated in the misconduct. In light of the discovery of the misconduct by the individual and certain vendors, we are working with our advisor to address these matters.
Our advisor has agreed to reimburse us both for any amounts inappropriately charged to us, and for the costs we incur in the joint audit committees’ investigation, in each case regardless of whether any such amounts are recoverable from either the vendors or the individual.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age *
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	70
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	44
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	57
Jeffrey A. Dritley	Independent Director	65
Stuart A. Gabriel, Ph.D.	Independent Director	68
Ron D. Sturzenegger	Independent Director	62
_____________________
* As of March 1, 2022.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since August 2007, August 2007 and July 2007, respectively. In August 2019, he was also elected as our President. Mr. Schreiber is the Chairman and President of our advisor, and he served as the Chief Executive Officer of our advisor from October 2004 through December 2021. He is also the Chairman of the Board, Chief Executive Officer and a director of KBS Growth & Income REIT, positions he has held since January 2015. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively. In August 2019, Mr. Schreiber was also elected President of KBS Growth & Income REIT and KBS REIT III. Mr. Schreiber was Chairman of the Board, Chief Executive Officer and a director of KBS REIT I from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 50% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. In addition, Mr. Schreiber controls the voting rights with respect to the 50% interest of KBS Holdings LLC held indirectly by the estate of Peter M. Bren (together with other family members). KBS Holdings LLC is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT III, Pacific Oak Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), Pacific Oak Strategic Opportunity REIT II , Inc. (“Pacific Oak Strategic Opportunity REIT II”) and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively.
Mr. Schreiber is the Chairman and President of KBS Realty Advisors and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. Messrs. Bren and Schreiber were the founding partners of the KBS-affiliated investment advisors. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2021, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $28.9 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, Pacific Oak Strategic Opportunity REIT (advisory agreement terminated October 31, 2019), KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated October 31, 2019) and KBS Growth & Income REIT. Through October 31, 2019, our advisor also served as the U.S. asset manager for Keppel Pacific Oak US REIT, and KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT, both Singapore real estate investment trusts.
Mr. Schreiber oversees all aspects of our advisor’s and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of our advisor’s and KBS Realty Advisors’ business activities and is responsible for investor relationships.
In addition, from July 2018 until February 2022, Mr. Schreiber served as Chairman of the Board and a director for KBS US Prime Property Management Pte. Ltd., which is the external manager of Prime US REIT, a Singapore real estate investment trust that is listed on the Singapore Exchange Securities Trading Limited. Mr. Schreiber holds an indirect ownership interest in KBS US Prime Property Management Pte. Ltd. and KBS Asia Partners Pte. Ltd., which is the sponsor of Prime US REIT.

Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 49 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to forming the first KBS-affiliated investment advisor in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
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
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer and President for reasons including his extensive industry and leadership experience. With more than 49 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors, as Chief Executive Officer, President, Chairman of the Board and a director of KBS REIT III and KBS Growth & Income REIT, as a director and trustee of The Irvine Company, as former Chairman of the Board and a director of KBS US Prime Property Management Pte. Ltd. and as former Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.
Jeffrey K. Waldvogel is our Chief Financial Officer, a position he has held since June 2015. In August 2018, he was also elected our Treasurer and Secretary. He is also the Chief Financial Officer of our advisor, a position he has held since June 2015. Since June 2015, he has served as Chief Financial Officer of KBS REIT III, and in July 2018, he was elected Treasurer and Secretary of KBS REIT III. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income REIT, positions he has held since June 2015, April 2017 and April 2017, respectively. From June 2015 until November 2019, he also served as the Chief Financial Officer, Treasurer and Secretary of Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II. He was Chief Financial Officer of KBS REIT I and KBS Legacy Partners Apartment REIT from June 2015 until their respective liquidations in December 2018. In January 2022, Mr. Waldvogel was also appointed the Chief Financial Officer of KBS Realty Advisors.
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
Jeffrey A. Dritley is one of our independent directors and is chair of the conflicts committee, positions he has held since October 2017 and July 2019, respectively. He is also an independent director and chair of the conflicts committee of KBS REIT III, positions he has held since October 2017 and July 2019, respectively. Mr. Dritley is Founder and Managing Partner of Kearny Real Estate Company. Kearny, headquartered in Los Angeles, is a partnership of experienced real estate professionals active in the acquisition, entitlement, repositioning, development, leasing, management and disposition of large, complex commercial projects in Southern California. Since 1993, Kearny has been involved in approximately $5.2 billion of projects including the acquisition and work-out of approximately $2.3 billion of distressed real estate debt.
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
Mr. Dritley has over 35 years of experience in the real estate industry. His experience has ranged from the acquisition, entitlement, development and redevelopment of over 14 million square feet of properties in Southern California, to creating and managing an organization with over 100 employees in the United States, Europe and Asia focused on buying and restructuring non-performing loans.
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

The board of directors has concluded that Mr. Dritley is qualified to serve as an independent director for reasons including his expertise in real estate acquisition, restructuring and disposition. His over 35 years of experience in the real estate industry gives him significant experience that will be of great benefit to our company and make him well-positioned to advise the board of directors with respect to potential investment, restructuring and disposition opportunities. As Founder and Managing Partner of Kearny Real Estate Company, Mr. Dritley has encountered the myriad of practical, operational and other challenges that face large real estate companies like ours. Further, in the course of serving on the board of directors of Bixby Land Company and as a Senior Advisor to Trigate Property Partners, Mr. Dritley has developed strong leadership and consensus building skills that are a valuable asset to the board of directors. In addition, as a Certified Public Accountant, he possesses valuable expertise in evaluating the financial and operational results of companies such as ours.
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

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2021.

Name	Fees Earned or Paid in Cash in 2021	All Other Compensation	Total
Jeffrey A. Dritley	$165,000	$—	$165,000
Stuart A. Gabriel, Ph.D.	165,000	—	165,000
Ron D. Sturzenegger	155,000	—	155,000
Charles J. Schreiber, Jr. (1)	—	—	—
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 28, 2022, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

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
Disposition, Portfolio Management and Distribution Policies during Implementation of the Plan of Liquidation. In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company.

As of December 31, 2021, we owned one office property located in Los Angeles, California, encompassing in the aggregate 701,888 rentable square feet. As of December 31, 2021, the estimated liquidation value of our remaining real estate property was $188.4 million, and this property was 65% occupied.
During the year ended December 31, 2021, we sold three office properties and an office building that was part of an office campus.
Pursuant to the Plan of Liquidation, our board of directors has authorized five liquidating distributions:

Record Date	Payment Date	Liquidating Distribution Per Share
March 5, 2020	March 10, 2020	$0.75
August 3, 2020	August 7, 2020	$0.25
December 24, 2020	December 30, 2020	$0.40
October 1, 2021	October 5, 2021	$0.50
December 9, 2021	December 14, 2021	$0.20

We expect to distribute substantially all of the remaining proceeds from liquidation after the completion of the sale of our remaining real estate property. At the time of adopting the Plan of Liquidation, we had anticipated completing the orderly liquidation of our company and paying substantially all of our liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the uncertainty and business disruptions as a result of the outbreak of COVID-19, our completion of the Plan of Liquidation has been delayed. We currently anticipate that we will complete our liquidation by the third quarter of 2022. Although we were not able to complete our liquidation within the 24-month period described above, we do not anticipate any material unfavorable tax consequences to our stockholders or to our status as a REIT. For U.S. federal income tax purposes, (i) we did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020 and December 31, 2021 and (ii) we do not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain in the future.
Our expectations about the amount of future liquidating distributions that we will pay and when we will pay them are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to our remaining real estate property, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of our remaining asset and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2021, the extent to which our business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of the disposition of our remaining real estate property, the sale price we will receive for this asset, and the amount or timing of liquidating distributions to be received by our stockholders.
Borrowing Policies. In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. We also used debt financing to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; to provide working capital and for other liquidity needs. With the proceeds from the sales of four properties, we repaid a total of $240.5 million of outstanding notes payable during the year ended December 31, 2021. We did not have any outstanding notes payable as of December 31, 2021. We do not intend to obtain additional debt financing in the future.

Policy Regarding Capital Reserves. We have estimated our capital requirements and cash needs through the completion of our liquidation and we have established reserves for such amounts. We intend to use cash on hand, cash flow from operations to the extent available and proceeds from the sale of our remaining real estate property to meet our liquidity needs during our liquidation.
Policy Regarding Transactions with Related Persons. Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, via the Ethics Hotline or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2021 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
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

Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a term expiring May 21, 2022, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2021 through the most recent date practicable, which was February 28, 2022, we compensated our advisor as set forth below.
With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee was determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we paid our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount included any portion of the investment that was debt financed and was inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. Asset management fees from January 1, 2021 through February 28, 2022 totaled approximately $5.4 million, of which $0.2 million was payable as of February 28, 2022.
Under the advisory agreement, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software costs and cybersecurity costs. We reimburse our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2021 through February 28, 2022, we incurred $354,000 of operating expenses reimbursable to our advisor, including $285,000 of our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us, of which $27,000 was payable as of February 28, 2022. We also reimburse our advisor for certain of our direct costs incurred from third parties that were initially paid by our advisor on our behalf.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may aggregate disposition fees paid to our advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. From January 1, 2021 through February 28, 2022, we incurred $4.3 million of disposition fees, all of which had been paid as of February 28, 2022.
As described under Part II, Item 9B, “Other Information,” our advisor has agreed to reimburse us both for any amounts inappropriately charged to us by certain vendors for services for which we believe we were either overcharged or which were never performed, and for the costs we incur in the audit committee’s joint investigation of this matter with the KBS REIT III audit committee. The joint audit committees’ investigation is ongoing.
The conflicts committee considers our relationship with our advisor during 2021 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We have entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC, the entity that acted as our dealer manager (the “Dealer Manager”), pursuant to which we agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2021 through February 28, 2022, we incurred $64,000 of costs and expenses related to the AIP Reimbursement Agreement, of which $14,000 was payable as of February 28, 2022.
The conflicts committee believes that this arrangement with KBS Capital Markets Group is fair.

Insurance Program. As of January 1, 2021, we, together with KBS REIT III, KBS Growth & Income REIT, the Dealer Manager, our advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2021, we renewed our participation in the program. The program is effective through June 30, 2022.
The conflicts committee believes this arrangement is fair.
During the year ended December 31, 2021 and from January 1, 2022 through February 28, 2022, no other transactions occurred between us and KBS REIT III, KBS Growth & Income REIT, our advisor, the Dealer Manager or other KBS-affiliated entities.
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

March 31, 2022	The Conflicts Committee of the Board of Directors: Jeffrey A. Dritley (chair), Stuart A. Gabriel, Ph.D. and Ron D. Sturzenegger

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2021, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2021 and 2020, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2021 and 2020, are set forth in the table below.

	2021	2020
Audit fees	$470,000	$550,000
Audit-related fees	—	—
Tax fees	94,135	100,141
All other fees	—	2,300
Total	$564,135	$652,441

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-146341, filed February 19, 2008

4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed March 6, 2020

10.1
Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and MUFG Union Bank, N.A., dated as of August 2, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.2
Amended and Restated Office Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and MUFG Union Bank, N.A., dated as of August 2, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.3
First Amendment to Amended and Restated Office Lease (relating to Union Bank), by and between KBSII 445 SOUTH FIGUEROA, LLC and MUFG UNION BANK, N.A. dated March 27, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Quarter Report on Form 10-Q for the period ended March 31, 2020, filed May 14, 2020

10.4
Second Amendment to Amended and Restated Office Lease (relating to Union Bank), by and between KBSII 445 South Figueroa, LLC and MUFG Union Bank, N.A., dated as of June 18, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 11, 2021

10.5	Advisory Agreement dated May 21, 2021, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 24, 2021

10.6
Purchase and Sale Agreement and Escrow Instructions, by and between KBSII Granite Tower, LLC and Granite Tower, LLC, dated July 23, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2021

10.7
First Amendment to Purchase and Sale Agreement and Escrow Instructions, by and between KBSII Granite Tower, LLC and Granite Tower, LLC, dated July 23, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2021

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
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of net assets in liquidation of KBS Real Estate Investment Trust II, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statement of changes in net assets in liquidation for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of December 31, 2021 and 2020, and the changes in its net assets in liquidation for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles applied on the basis of accounting described below.
As described in Notes 2 and 3 to the financial statements, the stockholders of the Company approved a plan of liquidation and the Company has commenced liquidation. As a result, the Company has changed its basis of accounting for periods subsequent to January 31, 2020 from the going-concern basis to a liquidation basis.
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

Liquidation value of real estate asset
Description of the Matter
The Company’s liquidation basis value of its real estate asset totaled $188.4 million as of December 31, 2021. As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted the liquidation basis of accounting on February 1, 2020. As a result of the adoption of the liquidation basis of accounting, the Company adjusted its remaining investment in real estate to its estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company expects to collect upon the disposal of its asset on an undiscounted basis. Management’s estimate of the liquidation value of the real estate asset was based on internal valuation methodologies using direct capitalization and discounted cash flow analyses and anticipated disposal date of the asset, as well as consideration of purchase offers or contractual sales agreements and comparable market transactions.
Auditing management’s liquidation value of its real estate asset is challenging due to the high degree of subjective auditor judgment necessary in evaluating management’s estimate of liquidation value which is based on forecasted cash flow analyses to determine the estimated cash to be realized upon sale. The estimated future cash flows used in the cash flow analysis are based on significant assumptions, including, as applicable, market rental rates and leasing assumptions, an estimated hold period, capitalization rate and discount rate that are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
To test the Company’s real estate liquidation value, our audit procedures included, among others, evaluating the methodology and significant judgments used by management, including obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. We held discussions with management about business plans for the asset and the judgments used in determining the hold period and cash flow estimates for the asset, and compared information used in the liquidation value estimate to information included in materials presented to the Company’s Board of Directors. We also compared the significant assumptions used by management as discussed above, to current industry and economic trends, observable market-specific data, and historical results of the property, and involved our internal real estate valuation specialists to assist in our evaluation of the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Irvine, California
March 31, 2022

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(in thousands)

	December 31,
	2021	2020
Assets
Real estate	$188,383	$698,491
Cash and cash equivalents	45,163	21,796
Rents and other receivables	342	489
Due from affiliate	727	—
Other assets	171	461
Total assets	234,786	721,237
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$22,021	$72,528
Notes payable	—	240,520
Accounts payable and accrued liabilities	1,833	7,308
Due to affiliate	29	49
Liabilities for estimated closing costs and disposition fees	4,008	16,458
Other liabilities	1,374	2,879
Total liabilities	29,265	339,742
Commitments and contingencies (Note 8)
Net assets in liquidation	$205,521	$381,495

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Year Ended December 31, 2021
(Liquidation Basis)
(in thousands)

Net assets in liquidation, beginning of period	$381,495
Changes in net assets in liquidation
Change in liquidation value of real estate properties after closing costs/disposition fees	(78,120)
Change in estimated cash flow during liquidation	9,565
Change in estimated capital expenditures	23,713
Redemptions	(1,918)
Other changes, net	(829)
Net decrease in liquidation value	(47,589)
Liquidating distribution to stockholders	(128,385)
Changes in net assets in liquidation	(175,974)
Net assets in liquidation, end of period	$205,521

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
As of December 31, 2021, the Company owned one office property.
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
As of December 31, 2021, the Company had 183,346,918 shares of common stock issued and outstanding.
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
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and its liquidation, including how the pandemic is affecting its tenants and the Company’s ability to sell its remaining real estate property at the time and price it expects. From March 2020 through December 31, 2021, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. During the years ended December 31, 2021 and 2020, the Company reduced the estimated liquidation value of its real estate portfolio by $78.1 million (or $54.6 million after accounting for the decrease in estimated capital expenditures of $23.5 million that was previously projected to be spent) and $90.2 million, respectively, due to changes in leasing projections across its portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. As of December 31, 2021, the Company had granted rent relief to eight tenants as a result of the pandemic, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent and therefore, the Company is unable to predict the ultimate impact the pandemic will have on its business and implementation of the Plan of Liquidation due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements.
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

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
2. PLAN OF LIQUIDATION
The Plan of Liquidation authorizes the Company to undertake an orderly liquidation. In an orderly liquidation, the Company will sell all of its properties, pay all of its known liabilities, provide for the payment of its unknown or contingent liabilities, distribute its remaining cash to its stockholders, wind up its operations and dissolve. The Company is authorized to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, by establishing a reserve fund or in other ways.
The Plan of Liquidation enables the Company to sell any and all of its assets without further approval of its stockholders and provides that the amounts and timing of liquidating distributions will be determined by the Company’s board of directors. At the time of adopting the Plan of Liquidation, the Company had anticipated completing its orderly liquidation and paying substantially all of its liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the uncertainty and business disruptions as a result of the outbreak of COVID-19, the Company’s completion of the Plan of Liquidation has been delayed. Although the Company was not able to complete its liquidation within the 24-month period described above, the Company does not anticipate any material unfavorable tax consequences to its stockholders or to its status as a REIT. For U.S. federal income tax purposes, (i) the Company did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020 and December 31, 2021 and (ii) the Company does not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain in the future.
The Company’s expectations about the completion of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions the Company pays to its stockholders may be less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to the Company’s remaining real estate property, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the Company’s remaining asset and due to other factors. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. While the Company has considered the impact from COVID-19 in its net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2021, the extent to which the Company’s business may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, the Company’s completion of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. Accordingly, it is not possible to precisely predict the timing of any additional liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any additional liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2021.
The Company expects to comply with the requirements necessary to continue to qualify as a REIT through the completion of the liquidation process. The board of directors shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status; provided, however, that the board of directors may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
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
Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020 (as the approval of the Plan of Liquidation by the Company’s stockholders became imminent within the first week of February 2020 based on the results of the Company’s solicitation of proxies from its stockholders for their approval of the Plan of Liquidation). Accordingly, on February 1, 2020, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect through the disposal of assets as it carries out the Plan of Liquidation. The liquidation values of the Company’s real estate properties are presented on an undiscounted basis. Estimated costs to dispose of assets and estimated capital expenditures through the anticipated disposition date of the real estate properties have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of December 31, 2021 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale of the Company's remaining real estate property and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Revenue Recognition - Operating Leases
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
Real Estate
As of February 1, 2020, the Company’s investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Company will collect through the disposal of its assets, including any residual value attributable to lease intangibles, as it carries out the Plan of Liquidation. As of December 31, 2021, the Company estimated the liquidation value of the Company’s remaining real estate property based on discounted cash flow analyses. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to February 1, 2020, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Cash and Cash Equivalents
The Company considered all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments were stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2021. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
Redeemable Common Stock
On November 1, 2021, in connection with the Company’s liquidation pursuant to the Plan of Liquidation, the Company’s board of directors approved the termination of the Company’s share redemption program effective as of November 22, 2021. Prior to termination, the Company’s share redemption program was limited to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions were subject to the limitations described in the share redemption program document, including:
•During each calendar year, Special Redemptions were limited to an annual dollar amount determined by the board of directors. On December 24, 2020, the Company’s board of directors approved a dollar amount limitation for Special Redemptions of $10.0 million for the calendar year 2021.
•During any calendar year, the Company could redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•The Company had no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland General Corporation Law, as amended from time to time, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
The Company’s share redemption program, as amended, set the redemption price per share of the Company’s common stock eligible for redemption at the Company’s most recent estimated value per share as of the applicable redemption date, provided that if the Company’s board of directors had declared liquidating distributions on such share with a record date prior to the applicable redemption date for such share and the most recent estimated value per share had not been updated to reflect the reduction for such liquidating distributions, then the redemption price per share was reduced to reflect the amount of such liquidating distributions.
On December 24, 2020, in connection with the authorization of a third liquidating distribution in the amount of $0.40 per share of common stock to the Company’s stockholders of record as of the close of business on December 24, 2020 (the “Third Liquidating Distribution”), the Company’s board of directors approved an updated estimated value per share of the Company’s common stock of $2.01 (unaudited), which was effective through the February 26, 2021 redemption date.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
On September 29, 2021, in connection with the authorization of a fourth liquidating distribution in the amount of $0.50 per share of common stock to the Company’s stockholders of record as of the close of business on October 1, 2021 (the “Fourth Liquidating Distribution”), the Company’s board of directors approved an updated estimated value per share of the Company’s common stock of $1.57 (unaudited), effective October 5, 2021. Therefore, the redemption price for all shares eligible for redemption was equal to $1.57 for the October 29, 2021 redemption date.
For the year ended December 31, 2021, the Company redeemed 952,582 shares for $1.9 million, which represented all redemption requests received in good order and eligible for redemption as Special Redemptions under the share redemption program through the October 29, 2021 redemption date.
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
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, accounting software costs and cybersecurity costs. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on the Company’s behalf.
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
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2021, the Company has not determined to calculate the asset management fee at an adjusted value for any investments or to exclude any investments from the calculation of the asset management fee.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2021. As of December 31, 2021, returns for the calendar years 2017 through 2020 remain subject to examination by major tax jurisdictions.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other similar measures used to describe real estate investments included in these notes to the consolidated financial statements are presented on an unaudited basis.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of December 31, 2021, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of December 31, 2021 is as follows (in thousands):

	December 31, 2020	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2021
Assets:
Estimated net inflows from investments in real estate	$12,667	$(19,424)	$11,172	$4,415
	12,667	(19,424)	11,172	4,415
Liabilities:
Liquidation transaction costs	(2,760)	—	—	(2,760)
Corporate expenditures	(11,466)	8,827	(1,607)	(4,246)
Capital expenditures	(70,969)	27,826	23,713	(19,430)
	(85,195)	36,653	22,106	(26,436)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(72,528)	$17,229	$33,278	$(22,021)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $176.0 million during the year ended December 31, 2021 as follows (in thousands):

Changes in net assets in liquidation
Change in liquidation value of real estate properties after closing costs/disposition fees	$(78,120)
Change in estimated cash flow during liquidation	9,565
Change in estimated capital expenditures	23,713
Redemptions	(1,918)
Other changes, net	(829)
Net decrease in liquidation value	(47,589)
Liquidating distribution to stockholders	(128,385)
Changes in net assets in liquidation	$(175,974)

Pursuant to the Plan of Liquidation, during the year ended December 31, 2021, the Company’s board of directors authorized two liquidating distributions as follows, which were the largest component of the decline in net assets in liquidation:
•On September 29, 2021, the Company’s board of directors authorized a fourth liquidating distribution in the amount of $0.50 per share of common stock to the Company’s stockholders of record as of the close of business on October 1, 2021 (the “Fourth Liquidating Distribution”), for an aggregate cash distribution of approximately $91.7 million. The Fourth Liquidating Distribution was paid on October 5, 2021 and was funded with proceeds from the sales of Fountainhead Plaza and Granite Tower.
•On December 9, 2021, the Company’s board of directors authorized a fifth liquidating distribution in the amount of $0.20 per share of common stock to the Company’s stockholders of record as of the close of business on December 9, 2021 (the “Fifth Liquidating Distribution”), for an aggregate cash distribution of approximately $36.7 million. The Fifth Liquidating Distribution was paid on December 14, 2021 and was funded with proceeds from the sales of Willow Oaks Corporate Center and 300 Holger.
The estimated net realizable value of real estate after estimated closing costs and disposition fees decreased by $78.1 million during the year ended December 31, 2021, primarily driven by the Company’s investments in Granite Tower (defined below), Willow Oaks Corporate Center (defined below) and an office building located in Los Angeles, California (“Union Bank Plaza”), as follows:
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
•Willow Oaks Corporate Center – The net proceeds from the sale of Willow Oaks Corporate Center decreased by approximately $11.6 million to reflect the sales price as the property was sold on December 8, 2021.
•Union Bank Plaza – The estimated net proceeds from the sale of Union Bank Plaza decreased by approximately $45.4 million as the liquidation value was adjusted based on information received from prospective buyers as the property is currently being marketed for sale.
The net assets in liquidation as of December 31, 2021 would result in the payment of additional estimated liquidating distributions of approximately $1.12 per share of common stock to the Company’s stockholders of record as of December 31, 2021. This estimate of additional liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2, “Plan of Liquidation.”

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
6. REAL ESTATE
As of December 31, 2021, the Company owned one office property, encompassing in the aggregate 701,888 rentable square feet with an estimated liquidation value of $188.4 million, exclusive of net operating income to be earned and projected capital expenditures to be incurred over the expected hold period through sale. As of December 31, 2021, the Company’s remaining real estate property was 65% occupied.
As a result of adopting the liquidation basis of accounting as of February 1, 2020, as of December 31, 2021, the remaining real estate property was recorded at its estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect through the sale of its remaining real estate property owned as of December 31, 2021 as it carries out its Plan of Liquidation.
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
On September 20, 2021, the Company completed the sale of Fountainhead Plaza to a purchaser unaffiliated with the Company or the Advisor for $117.5 million, or $117.3 million net of closing credits, before third-party closing costs of approximately $0.8 million and excluding disposition fees payable to the Advisor of $1.2 million. In connection with the disposition of Fountainhead Plaza, the Company paid down $61.5 million of the principal balance due under the Portfolio Loan Facility.
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
On November 23, 2021, the Company completed the sale of the remaining office building in Corporate Technology Centre containing 99,870 rentable square feet (“300 Holger”) to a purchaser unaffiliated with the Company or the Advisor for $35.0 million, before third-party closing costs of approximately $0.8 million and excluding disposition fees payable to the Advisor of $0.4 million.
Willow Oaks Corporate Center
On August 26, 2009, the Company, through an indirect wholly owned subsidiary, purchased three office buildings containing 584,147 rentable square feet located on approximately 11.4 acres of land in Fairfax, Virginia (“Willow Oaks Corporate Center”).
On December 8, 2021, the Company completed the sale of Willow Oaks Corporate Center to a purchaser unaffiliated with the Company or the Advisor for $106.0 million, or $101.7 million net of credits primarily for outstanding tenant improvements and lease incentives, before third-party closing costs of approximately $1.1 million and excluding disposition fees payable to the Advisor of $1.0 million. In connection with the disposition of Willow Oaks Corporate Center, the Company repaid the entire $83.6 million principal balance and all other sums due under the Portfolio Loan Facility.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
6. REAL ESTATE (CONTINUED)
With the proceeds from the sales of Granite Tower, Fountainhead Plaza, 300 Holger and Willow Oaks Corporate Center, the Company repaid a total of $240.5 million of outstanding notes payable due under the Granite Tower Mortgage Loan and the Portfolio Loan Facility and did not have any outstanding notes payable as of December 31, 2021.

7. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS REIT III and KBS Growth & Income REIT.
As of January 1, 2019, the Company, together with KBS REIT III, KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2021, the Company renewed its participation in the program. The program is effective through June 30, 2022.
During the years ended December 31, 2021, 2020 and 2019, no other business transactions occurred between the Company and KBS REIT III, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2021, 2020 and 2019, respectively, and any related amounts payable as of December 31, 2021 and 2020 (in thousands):

	Incurred Years Ended December 31,			Receivable as of December 31,		Payable as of December 31,
	2021	2020	2019	2021	2020	2021	2020
Expensed
Asset management fees	$5,065	$6,605	$10,196	$—	$—	$—	$—
Reimbursement of operating expenses (1)	345	399	325	727	—	29	49
Disposition fees	4,287	4,653	1,334	—	—	—	—
	$9,697	$11,657	$11,855	$727	$—	$29	$49
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $276,000, $288,000, and $232,000 for the years ended December 31, 2021, 2020 and 2019, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2021, 2020 and 2019. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. The receivable as of December 31, 2021 relates to estimated amounts charged to the Company by certain vendors for services for which the Company believes it was either overcharged or which were never performed. The Advisor has agreed to reimburse the Company for any amounts inappropriately charged to the Company. The Company’s audit committee, in conjunction with the audit committee of KBS REIT III, is conducting an ongoing investigation of this matter.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
8. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the execution of the Plan of Liquidation; the disposition of the Company’s remaining real estate investment; management of the Company’s remaining real estate investment; and other general and administrative responsibilities. In the event the Advisor is unable to provide any of these services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2021.
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 31, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 31, 2022
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 31, 2022
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 31, 2022
Stacie K. Yamane
/s/ JEFFREY A. DRITLEY	Director	March 31, 2022
Jeffrey A. Dritley
/s/ STUART A. GABRIEL, PH.D.	Director	March 31, 2022
Stuart A. Gabriel, Ph.D.
/s/ RON D. STURZENEGGER	Director	March 31, 2022
Ron D. Sturzenegger