Form 10-Q
period 2022-03-31
KBS Real Estate Investment Trust II, Inc.
filed 2022-05-11
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 9, 2022, there were 183,346,918 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Real estate	$163,497	$188,383
Cash and cash equivalents	39,356	45,163
Rents and other receivables	354	342
Due from affiliate	844	727
Other assets	74	171
Total assets	204,125	234,786
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	17,779	22,021
Accounts payable and accrued liabilities	1,255	1,833
Due to affiliate	37	29
Liabilities for estimated closing costs and disposition fees	3,486	4,008
Other liabilities	1,064	1,374
Total liabilities	23,621	29,265
Commitments and contingencies (Note 8)
Net assets in liquidation	$180,504	$205,521

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Three Months Ended March 31, 2022
(Liquidation Basis)
(unaudited, in thousands)

Net assets in liquidation, beginning of period	$205,521
Changes in net assets in liquidation
Change in liquidation value of real estate property after closing costs/disposition fees	(24,364)
Change in estimated cash flow during liquidation	(612)
Change in estimated capital expenditures	95
Other changes, net	(136)
Changes in net assets in liquidation	(25,017)
Net assets in liquidation, end of period	$180,504

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
As of March 31, 2022, the Company owned one office property.
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
As of March 31, 2022, the Company had 183,346,918 shares of common stock issued and outstanding.
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
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally, and in particular office REITs like the Company, continues to be the effect of the public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. To date, the Company has not experienced significant disruptions in its operations from the COVID-19 pandemic, although the Company’s completion of the Plan of Liquidation has been delayed. During the three months ended March 31, 2022, the Company reduced the estimated liquidation value of its remaining real estate property by $24.4 million (after estimated closing costs and disposition fees) partly due to changes in leasing projections resulting in lower projected cash flow and a lower projected sale price caused by the impact of the COVID-19 pandemic. During the years ended December 31, 2021 and 2020, the Company reduced the estimated liquidation value of its real estate portfolio by $78.1 million (or $54.6 million after accounting for the decrease in estimated capital expenditures of $23.5 million that was previously projected to be spent) and $90.2 million, respectively, due to changes in leasing projections across its portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
1. ORGANIZATION (CONTINUED)
The extent to which the COVID-19 pandemic further impacts the Company’s completion of the Plan of Liquidation depends on future developments, which remain uncertain and cannot be predicted with confidence, including the demand for office space in downtown Los Angeles, where the Company’s remaining property is located, which demand has significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home.

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
The Plan of Liquidation enables the Company to sell any and all of its assets without further approval of its stockholders and provides that the amounts and timing of liquidating distributions will be determined by the Company’s board of directors. At the time of adopting the Plan of Liquidation, the Company had anticipated completing its orderly liquidation and paying substantially all of its liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the uncertainty and business disruptions as a result of the outbreak of COVID-19, the Company’s completion of the Plan of Liquidation has been delayed. Although the Company was not able to complete its liquidation within the 24-month period described above, the Company does not anticipate any material unfavorable tax consequences to its stockholders or to its status as a REIT. For U.S. federal income tax purposes, (i) the Company did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020 and December 31, 2021 and (ii) the Company does not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable year ended December 31, 2022 or in future periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
2. PLAN OF LIQUIDATION (CONTINUED)
The Company’s expectations about the completion of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions the Company pays to its stockholders may be less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to the Company’s remaining real estate property, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the Company’s remaining asset and due to other factors. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. While the Company has considered the impact from COVID-19 in its net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of March 31, 2022, the extent to which the Company’s completion of the Plan of Liquidation may be further affected by the COVID-19 pandemic depends on future developments, which remain uncertain and cannot be predicted with confidence, including the demand for office space in downtown Los Angeles, where the Company’s remaining property is located, which demand has significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, the Company’s completion of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. Accordingly, it is not possible to precisely predict the timing of any additional liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any additional liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of March 31, 2022.
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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including Subtopic 205-30, “Liquidation Basis of Accounting,” and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.
Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020 (as the approval of the Plan of Liquidation by the Company’s stockholders became imminent within the first week of February 2020 based on the results of the Company’s solicitation of proxies from its stockholders for their approval of the Plan of Liquidation). Accordingly, on February 1, 2020, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect through the disposal of assets as it carries out the Plan of Liquidation. The liquidation value of the Company’s real estate property is presented on an undiscounted basis. Estimated costs to dispose of assets and estimated capital expenditures through the anticipated disposition date of the real estate property have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of March 31, 2022 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale of the Company’s remaining real estate property and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
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
March 31, 2022
(unaudited)
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of March 31, 2022, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of March 31, 2022 is as follows (in thousands):

	December 31, 2021	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2022
Assets:
Estimated net inflows from investments in real estate	$4,415	$(540)	$(634)	$3,241
	4,415	(540)	(634)	3,241
Liabilities:
Liquidation transaction costs	(2,760)	—	—	(2,760)
Corporate expenditures	(4,246)	1,520	22	(2,704)
Capital expenditures	(19,430)	3,779	95	(15,556)
	(26,436)	5,299	117	(21,020)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(22,021)	$4,759	$(517)	$(17,779)

5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $25.0 million during the three months ended March 31, 2022 as follows (in thousands):

Changes in net assets in liquidation
Change in liquidation value of real estate property after closing costs/disposition fees	$(24,364)
Change in estimated cash flow during liquidation	(612)
Change in estimated capital expenditures	95
Other changes, net	(136)
Changes in net assets in liquidation	$(25,017)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
5. NET ASSETS IN LIQUIDATION (CONTINUED)
During the three months ended March 31, 2022, the estimated net realizable value of real estate after estimated closing costs and disposition fees of the Company’s remaining office building located in Los Angeles, California (“Union Bank Plaza”) decreased by $24.4 million as the liquidation value was adjusted based on information received from prospective buyers as the property is currently being marketed for sale. This was the largest component of the decline in net assets in liquidation. As of March 31, 2022, Union Bank Plaza was 64% occupied. Demand for office space in downtown Los Angeles significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home. In addition, with rising interest rates, prospective buyers are challenged to obtain favorable financing, which along with the lower demand for office space, is impacting the projected cash flows of the property and the purchase price prospective buyers are willing to pay for the property.
The net assets in liquidation as of March 31, 2022 would result in the payment of additional estimated liquidating distributions of approximately $0.98 per share of common stock to the Company’s stockholders of record as of March 31, 2022. This estimate of additional liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sale of the Company’s remaining real estate property, the performance of the Company’s remaining asset and any changes in the underlying assumptions of the projected cash flows from this property. See Note 2, “Plan of Liquidation.”

6. REAL ESTATE
As of March 31, 2022, the Company owned one office property, encompassing in the aggregate 701,888 rentable square feet with an estimated liquidation value of $163.5 million, exclusive of net operating income to be earned and projected capital expenditures to be incurred over the expected hold period through sale. As of March 31, 2022, the Company’s remaining real estate property was 64% occupied.
As a result of adopting the liquidation basis of accounting as of February 1, 2020, as of March 31, 2022, the remaining real estate property was recorded at its estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect through the sale of its remaining real estate property owned as of March 31, 2022 as it carries out its Plan of Liquidation.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
7. RELATED PARTY TRANSACTIONS (CONTINUED)
As of January 1, 2021, the Company, together with KBS REIT III, KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2021, the Company renewed its participation in the program. The program is effective through June 30, 2022.
During the three months ended March 31, 2022 and 2021, no other business transactions occurred between the Company and KBS REIT III, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2022 and 2021, respectively, and any related amounts receivable and payable as of March 31, 2022 and December 31, 2021 (in thousands):

	Incurred		Receivable as of		Payable as of
	Three Months Ended March 31,		March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021	2022	2021
Expensed
Asset management fees	$514	$1,438	$—	$—	$—	$—
Reimbursement of operating expenses (1)	18	126	844	727	37	29
	$532	$1,564	$844	$727	$37	$29
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $16,000 and $87,000 for the three months ended March 31, 2022 and 2021, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2022 and 2021. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. The receivable as of March 31, 2022 and December 31, 2021 includes (i) $0.7 million of estimated amounts charged to the Company by certain vendors for services for which the Company believes it was either overcharged or which were never performed and (ii) $0.1 million of legal and accounting costs related to the investigation of this matter incurred during the three months ended March 31, 2022. The Advisor has agreed to reimburse the Company for any amounts inappropriately charged to the Company and for legal and accounting costs incurred related to the investigation of this matter. The Company’s audit committee, in conjunction with the audit committee of KBS REIT III, is conducting an ongoing investigation of this matter.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2022.
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

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. These include statements about our plans, strategies and prospects and Plan of Liquidation (defined herein) and these statements are subject to known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic further impacts our completion of the Plan of Liquidation depends on future developments, which remain uncertain and cannot be predicted with confidence, including the demand for office space in downtown Los Angeles, where our remaining property is located, which demand has significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home.
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
•Our remaining real estate property has been and may continue to be affected by unfavorable real estate market and general economic conditions, which could further decrease the value of this property. Revenues from this property could decrease. Such events would make it more difficult for us to successfully complete the Plan of Liquidation, which could reduce our stockholders’ returns and the amount of liquidating distributions they receive.
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”).

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
As of March 31, 2022, we owned one office property.
As of March 31, 2022, we had 183,346,918 shares of common stock issued and outstanding.
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
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to our remaining real estate property, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of our remaining asset and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of March 31, 2022, the extent to which our completion of the Plan of Liquidation may be further affected by COVID-19 depends on future developments, which remain uncertain and cannot be predicted with confidence, including the demand for office space in downtown Los Angeles, where our remaining property is located, which demand has significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home. See “— Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of the disposition of our remaining asset, the sale price we will receive for this asset, and the amount or timing of liquidating distributions to be received by our stockholders.

Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from our remaining property. Further, revenues from our remaining property could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Reductions in revenues from our remaining property would adversely impact the timing of the asset sale and/or the sale price we will receive for our property. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Most recently, the outbreak of COVID-19 has had a negative impact on the real estate market as discussed below.
COVID-19 Pandemic and Portfolio Outlook
One of the most significant risks and uncertainties facing us and the real estate industry generally, and in particular office REITs like our company, continues to be the effect of the public health crisis of the COVID-19 pandemic. To date, we have not experienced significant disruptions in our operations from the COVID-19 pandemic, although our completion of the Plan of Liquidation has been delayed. During the three months ended March 31, 2022, we reduced the estimated liquidation value of our remaining real estate property by $24.4 million (after estimated closing costs and disposition fees) partly due to changes in leasing projections resulting in lower projected cash flow and a lower projected sale price caused by the impact of the COVID-19 pandemic. During the years ended December 31, 2021 and 2020, we reduced the estimated liquidation value of our real estate portfolio by $78.1 million (or $54.6 million after accounting for the decrease in estimated capital expenditures of $23.5 million that was previously projected to be spent) and $90.2 million, respectively, due to changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. In future periods, we may need to recognize additional decreases in the value of our remaining real estate property to the extent leasing projections and the projected sale price declines.
We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. During 2021, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. See “— Overview – Plan of Liquidation” above.

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
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investment is primarily dependent upon the occupancy level of the property, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2022, our remaining real estate property was 64% occupied.
For the three months ended March 31, 2022, our cash needs for capital expenditures were met with cash on hand. Operating cash needs during the same period were met with cash flow generated by our real estate investment. We believe that our cash on hand, our cash flow from operations to the extent available and proceeds from the sale of our remaining real estate property will be sufficient to meet our liquidity needs during our liquidation.
During the liquidating process, we intend to maintain adequate cash reserves for liquidity, capital expenditures and other future capital needs. As of March 31, 2022, the estimated capital expenditures through the anticipated disposition date for our remaining real estate property were $15.6 million.
We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. At the time of adopting the Plan of Liquidation, we had anticipated completing the orderly liquidation of our company and paying substantially all of our liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the uncertainty and business disruptions as a result of the outbreak of COVID-19, our completion of the Plan of Liquidation has been delayed. We currently anticipate that we will complete our liquidation by the third quarter of 2022. Although we were not able to complete our liquidation within the 24-month period described above, we do not anticipate any material unfavorable tax consequences to our stockholders or to our status as a REIT. For U.S. federal income tax purposes, (i) we did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020 and December 31, 2021 and (ii) we do not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable year ended December 31, 2022 or in future periods. Our expectations about the amount of future liquidating distributions that we will pay and when we will pay them are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be less than our estimate and the liquidating distributions may be paid later than we predict. See “— Overview — Plan of Liquidation” and “—Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We do not expect to pay regular monthly distributions during the liquidating process.
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
During the three months ended March 31, 2022, cash and cash equivalents decreased by $5.8 million primarily as a result of $3.8 million of capital expenditure payments and $1.5 million of corporate expenditures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Pursuant to our stockholders’ approval of the Plan of Liquidation, we adopted the liquidation basis of accounting as of February 1, 2020 (as the approval of the Plan of Liquidation by our stockholders became imminent within the first week of February 2020 based on the results of our solicitation of proxies from our stockholders for their approval of the Plan of Liquidation) and for the periods subsequent to February 1, 2020 in accordance with GAAP. Accordingly, on February 1, 2020, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we will collect through the disposal of our assets as we carry out our Plan of Liquidation. The liquidation value of our operating property is presented on an undiscounted basis. Estimated costs to dispose of assets and estimated capital expenditures through the anticipated disposition date of the property have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

Changes in Net Assets in Liquidation
For the Three Months March 31, 2022
Net assets in liquidation decreased by approximately $25.0 million from $205.5 million on December 31, 2021 to $180.5 million on March 31, 2022. The primary reason for the decrease in net assets in liquidation was due to a decrease in the liquidation value our remaining real estate property located in Los Angeles, California (“Union Bank Plaza”). The estimated net proceeds from the sale of Union Bank Plaza decreased by approximately $24.4 million (after estimated closing costs and disposition fees) as the liquidation value was adjusted based on information received from prospective buyers as the property is currently being marketed for sale. As of March 31, 2022, Union Bank Plaza was 64% occupied. Demand for office space in downtown Los Angeles significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home. In addition, with rising interest rates, prospective buyers are challenged to obtain favorable financing, which along with the lower demand for office space, is impacting the projected cash flows of the property and the purchase price prospective buyers are willing to pay for the property.
There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sale of our remaining real estate property, the performance of our remaining asset and any changes in the underlying assumptions of the projected cash flows from this property.

Results of Operations
In light of the adoption of liquidation basis accounting as of February 1, 2020 and our liquidation pursuant to the Plan of Liquidation, the results of operations for the current year period are not comparable to the prior year period. The sale of assets under the Plan of Liquidation has had a significant impact on our operations. Changes in liquidation values of our assets are discussed above under “— Changes in Net Assets in Liquidation.” See “— Overview — Plan of Liquidation” and “— Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation.
Due to the adoption of the Plan of Liquidation, we are no longer reporting funds from operations and modified funds from operations as we no longer consider these to be key performance measures.

Critical Accounting Policies and Estimates
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgements, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements. With different estimates or assumptions, materially different amounts could be reported in our financial statements. A discussion of the accounting policies that management considers critical in that they involve significant management judgements, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. There have been no significant changes to our policies during 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
None.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b)Not applicable.
c)On November 1, 2021, in connection with our liquidation pursuant to the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of November 22, 2021. We did not redeem or repurchase any shares of our common stock during the three months ended March 31, 2022.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
May 2022 Estimated Liquidation Value Per Share
On May 9, 2022, our board of directors approved an updated estimated liquidation value per share of our common stock of $0.98, which is equal to our net assets in liquidation, divided by the number of shares outstanding, all as of March 31, 2022, and as disclosed in this Quarterly Report on Form 10-Q (the “May 2022 Estimated Liquidation Value Per Share”). We adopted the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020. Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. For a description of our accounting policies and the methodologies, limitations and assumptions used in the determination of the May 2022 Estimated Liquidation Value Per Share, see the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.
We are providing the May 2022 Estimated Liquidation Value Per Share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
The May 2022 Estimated Liquidation Value Per Share will first appear on the June 2022 stockholder account statements.
Limitations of the May 2022 Estimated Liquidation Value Per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated liquidation value per share, and this difference could be significant. The May 2022 Estimated Liquidation Value Per Share does not represent the fair value of our assets less the fair value of our liabilities according to GAAP. Moreover, we did not obtain updated appraisals in connection with the determination of the May 2022 Estimated Liquidation Value Per Share, and the determination was based solely on the factors discussed above.

PART II. OTHER INFORMATION (CONTINUED)
Item 5. Other Information (continued)
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
In particular, the COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. The COVID-19 pandemic is negatively impacting many industries, including the U.S. office real estate industry. While we considered the impact from COVID-19 on the May 2022 Estimated Liquidation Value Per Share, the extent to which the COVID-19 pandemic further impacts our implementation of the Plan of Liquidation, depends on future developments, which remain uncertain and cannot be predicted with confidence, including the demand for office space in downtown Los Angeles, where our remaining property is located, which demand has significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders.
No assurance can be given that any additional liquidating distributions we pay to our stockholders will equal or exceed the May 2022 Estimated Liquidation Value Per Share. Accordingly, with respect to the May 2022 Estimated Liquidation Value Per Share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the May 2022 Estimated Liquidation Value Per Share;
•that an independent third-party appraiser or third-party valuation firm would agree with the May 2022 Estimated Liquidation Value Per Share; or
•that the methodology used to determine the May 2022 Estimated Liquidation Value Per Share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

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

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	May 10, 2022	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 10, 2022	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)