Form 10-Q
period 2022-09-30
KBS Real Estate Investment Trust II, Inc.
filed 2022-11-09
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 7, 2022, there were 183,346,918 outstanding shares of common stock of the registrant.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
FORM 10-Q
September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate	$145,255	$188,383
Cash and cash equivalents	37,432	45,163
Rents and other receivables	273	342
Due from affiliate	—	727
Other assets	34	171
Total assets	182,994	234,786
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	5,587	22,021
Accounts payable and accrued liabilities	1,777	1,833
Due to affiliate	4	29
Liabilities for estimated closing costs and disposition fees	3,213	4,008
Other liabilities	1,117	1,374
Total liabilities	11,698	29,265
Commitments and contingencies (Note 8)
Net assets in liquidation	$171,296	$205,521

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Nine Months Ended September 30, 2022
(Liquidation Basis)
(unaudited, in thousands)

Net assets in liquidation, beginning of period	$205,521
Changes in net assets in liquidation
Change in liquidation value of real estate property after closing costs/disposition fees	(42,333)
Change in estimated cash flow during liquidation	537
Change in estimated capital expenditures	7,951
Other changes, net	(380)
Changes in net assets in liquidation	(34,225)
Net assets in liquidation, end of period	$171,296

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
As of September 30, 2022, the Company owned one office property.
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
As of September 30, 2022, the Company had 183,346,918 shares of common stock issued and outstanding.
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
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally, and in particular office REITs like the Company, continues to be the effect of the public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. To date, the Company has not experienced significant disruptions in its operations from the COVID-19 pandemic, although the Company’s completion of the Plan of Liquidation has been delayed. During the nine months ended September 30, 2022, the Company reduced the estimated liquidation value of its remaining real estate property by $42.3 million (after estimated closing costs and disposition fees) partly due to changes in leasing projections resulting in lower projected cash flow and a lower projected sale price caused by the impact of the COVID-19 pandemic. During the years ended December 31, 2021 and 2020, the Company reduced the estimated liquidation value of its real estate portfolio by $78.1 million (or $54.6 million after accounting for the decrease in estimated capital expenditures of $23.5 million that was previously projected to be spent) and $90.2 million, respectively, due to changes in leasing projections across its portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
2. PLAN OF LIQUIDATION (CONTINUED)
The Company’s expectations about the completion of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions the Company pays to its stockholders may be less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to the Company’s remaining real estate property, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of the Company’s remaining asset and due to other factors. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. While the Company has considered the impact from COVID-19 in its net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of September 30, 2022, the extent to which the Company’s completion of the Plan of Liquidation may be further affected by the COVID-19 pandemic depends on future developments, which remain uncertain and cannot be predicted with confidence, including the demand for office space in downtown Los Angeles, where the Company’s remaining property is located, which demand has significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home. The Company’s completion of the Plan of Liquidation may also be adversely impacted by the current economic slowdown, the rising interest rate environment and inflation, or the public perception that any of these events may continue. Given the uncertainty and current business disruptions as a result of the factors discussed above, the Company’s completion of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders. Accordingly, it is not possible to precisely predict the timing of any additional liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any additional liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of September 30, 2022.
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
September 30, 2022
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
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of September 30, 2022 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
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
September 30, 2022
(unaudited)
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of September 30, 2022, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of September 30, 2022 is as follows (in thousands):

	December 31, 2021	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2022
Assets:
Estimated net inflows from investments in real estate	$4,415	$(5,722)	$1,518	$211
	4,415	(5,722)	1,518	211
Liabilities:
Liquidation transaction costs	(2,760)	561	449	(1,750)
Corporate expenditures	(4,246)	4,257	(1,430)	(1,419)
Capital expenditures	(19,430)	8,850	7,951	(2,629)
	(26,436)	13,668	6,970	(5,798)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(22,021)	$7,946	$8,488	$(5,587)

5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $34.2 million during the nine months ended September 30, 2022 as follows (in thousands):

Changes in net assets in liquidation
Change in liquidation value of real estate property after closing costs/disposition fees	$(42,333)
Change in estimated cash flow during liquidation	537
Change in estimated capital expenditures	7,951
Other changes, net	(380)
Changes in net assets in liquidation	$(34,225)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
5. NET ASSETS IN LIQUIDATION (CONTINUED)
During the nine months ended September 30, 2022, the estimated net realizable value of real estate after estimated closing costs and disposition fees of the Company’s remaining office building located in Los Angeles, California (“Union Bank Plaza”) decreased by $42.3 million as the liquidation value was adjusted based on the contractual sales price less estimated closing credits as the property is currently under contract to sell. However, the decrease in the estimated net realizable value of real estate and the corresponding impact to net assets in liquidation was offset by a decrease in estimated capital expenditures of $8.0 million primarily due to a reduction in tenant improvement costs projected to be incurred by the Company through the date of sale of Union Bank Plaza. See Note 9, “Subsequent Events - Amended Purchase and Sale Agreement for Sale of Union Bank Plaza.” As of September 30, 2022, Union Bank Plaza was 57% occupied. Demand for office space in downtown Los Angeles significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home. In addition, with rising interest rates, prospective buyers were challenged to obtain favorable financing, which along with the lower demand for office space, impacted the projected cash flows of the property and the purchase price prospective buyers were willing to pay for the property.
The net assets in liquidation as of September 30, 2022 would result in the payment of additional estimated liquidating distributions of approximately $0.93 per share of common stock to the Company’s stockholders of record as of September 30, 2022. This estimate of additional liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sale of Union Bank Plaza, the performance of Union Bank Plaza and any changes in the underlying assumptions of the projected cash flows from this property. See Note 2, “Plan of Liquidation.”

6. REAL ESTATE
As of September 30, 2022, the Company owned Union Bank Plaza, encompassing in the aggregate 701,888 rentable square feet with an estimated liquidation value of $145.3 million, exclusive of net operating income to be earned and projected capital expenditures to be incurred over the expected hold period through sale. As of September 30, 2022, Union Bank Plaza was 57% occupied.
As a result of adopting the liquidation basis of accounting as of February 1, 2020, as of September 30, 2022, Union Bank Plaza was recorded at its estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect through the sale of Union Bank Plaza as it carries out its Plan of Liquidation.

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
September 30, 2022
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
During the nine months ended September 30, 2022 and 2021, no other business transactions occurred between the Company and KBS REIT III, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2022 and 2021, respectively, and any related amounts receivable and payable as of September 30, 2022 and December 31, 2021 (in thousands):

	Incurred				Receivable as of		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Expensed
Asset management fees	$536	$1,363	$1,575	$4,277	$—	$—	$—	$—
Reimbursement of operating expenses (1)	1	64	27	285	—	727	4	29
Disposition fees	—	2,919	—	2,919	—	—	—	—
	$537	$4,346	$1,602	$7,481	$—	$727	$4	$29
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $66,000 for the three months ended September 30, 2021, and $24,000 and $229,000 for the nine months ended September 30, 2022 and 2021, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the nine months ended September 30, 2022 and 2021. The Company did not incur such costs during the three months ended September 30, 2022. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. The receivable as of December 31, 2021 included $0.7 million of estimated amounts charged to the Company by certain vendors for services for which the Company believes it was either overcharged or which were never performed. During the nine months ended September 30, 2022, the Company incurred $0.2 million of legal and accounting costs related to the investigation of this matter. As of September 30, 2022, the Advisor had reimbursed the Company $0.9 million for amounts inappropriately charged to the Company and for legal and accounting costs incurred related to the investigation of this matter.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2022.
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

9. SUBSEQUENT EVENTS
Amended Purchase and Sale Agreement for Sale of Union Bank Plaza
On September 15, 2010, the Company, through an indirect wholly owned subsidiary, purchased Union Bank Plaza, a 40-story office building located in Los Angeles, California containing 701,888 rentable square feet on approximately 3.7 acres of land.
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
On October 14, 2022, the Company, through an indirect wholly owned subsidiary, entered into an amendment to the Agreement (the “Amended Agreement”) with the Purchaser to extend the closing date to November 7, 2022. On October 31, 2022, the Purchaser further extended the closing date to November 15, 2022 and on November 9, 2022, the Purchaser exercised its final extension option pursuant to the Amended Agreement and extended the closing date to November 30, 2022. There can be no assurance that the Company will complete the sale of Union Bank Plaza. The Purchaser would be obligated to purchase Union Bank Plaza only after satisfaction of agreed upon closing conditions. In certain circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $10.5 million of earnest money.

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

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. These include statements about our plans, strategies and prospects and Plan of Liquidation (defined herein) and these statements are subject to known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the continued disruptions in the financial markets.
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”), as well as the risks identified in Part II, Item 1A herein.

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
As of September 30, 2022, we owned one office property.
As of September 30, 2022, we had 183,346,918 shares of common stock issued and outstanding.
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
Our expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to our remaining real estate property, in response to the real estate and finance markets, based on the actual liquidation timing and the amount of net proceeds received from the disposition of our remaining asset and due to other factors. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19 as well as the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue), our completion of the Plan of Liquidation may be materially and adversely impacted and this may have a material effect on the ultimate amount and timing of liquidating distributions received by our stockholders. While we have considered the impact from COVID-19 in our net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of September 30, 2022, the extent to which our completion of the Plan of Liquidation may be further affected by COVID-19 or the other factors discussed above depends on future developments, which remain uncertain and cannot be predicted with confidence, including the demand for office space in downtown Los Angeles, where our remaining property is located, which demand has significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home. See “— Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We can give no assurance regarding the timing of the disposition of our remaining asset, the sale price we will receive for this asset, and the amount or timing of liquidating distributions to be received by our stockholders.

Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from our remaining property. Further, revenues from our remaining property could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Reductions in revenues from our remaining property would adversely impact the timing of the asset sale and/or the sale price we will receive for our property. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Most recently, the outbreak of COVID-19 as well as the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) have had a negative impact on the office real estate market as discussed below. See risks identified in Part II, Item 1A herein.
COVID-19 Pandemic
One of the most significant risks and uncertainties facing us and the real estate industry generally, and in particular office REITs like our company, continues to be the effect of the public health crisis of the COVID-19 pandemic. To date, we have not experienced significant disruptions in our operations from the COVID-19 pandemic, although our completion of the Plan of Liquidation has been delayed. During the nine months ended September 30, 2022, we reduced the estimated liquidation value of our remaining real estate property by $42.3 million (after estimated closing costs and disposition fees) partly due to changes in leasing projections resulting in lower projected cash flow and a lower projected sale price caused by the impact of the COVID-19 pandemic. During the years ended December 31, 2021 and 2020, we reduced the estimated liquidation value of our real estate portfolio by $78.1 million (or $54.6 million after accounting for the decrease in estimated capital expenditures of $23.5 million that was previously projected to be spent) and $90.2 million, respectively, due to changes in leasing projections across our portfolio resulting in lower projected cash flow and projected sales prices caused by the impact of the COVID-19 pandemic. In future periods, we may need to recognize additional decreases in the value of our remaining real estate property to the extent leasing projections and the projected sale price declines.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. During 2021 and the first, second and third quarters of 2022, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. See “— Overview – Plan of Liquidation” above.

Liquidity and Capital Resources
As described above under “— Overview — Plan of Liquidation,” on March 5, 2020, our stockholders approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. We expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities and distribute the net proceeds from liquidation to our stockholders. Our principal demands for funds through the completion of our liquidation will be for: the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with the Plan of Liquidation; and payments of distributions to stockholders pursuant to the Plan of Liquidation. Through the completion of our liquidation, we intend to use our cash on hand and proceeds from the sale of real estate properties as our primary sources of liquidity. To the extent available, we also intend to use cash flow generated by our remaining real estate property.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investment is primarily dependent upon the occupancy level of the property, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2022, our remaining real estate property was 57% occupied.
For the nine months ended September 30, 2022, our cash needs for capital expenditures were met with cash on hand. Operating cash needs during the same period were met with cash flow generated by our real estate investment. We believe that our cash on hand, our cash flow from operations to the extent available and proceeds from the sale of our remaining real estate property will be sufficient to meet our liquidity needs during our liquidation.
Through the completion of our liquidation, we intend to maintain adequate cash reserves for liquidity, capital expenditures and other future capital needs. As of September 30, 2022, the estimated capital expenditures to be incurred by us through the anticipated disposition date for our remaining real estate property were $2.6 million.
We expect to continue to pay liquidating distribution payments to our stockholders through the completion of our liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. At the time of adopting the Plan of Liquidation, we had anticipated completing the orderly liquidation of our company and paying substantially all of our liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the uncertainty and business disruptions as a result of the outbreak of COVID-19 and more recently the rising interest rate environment, our completion of the Plan of Liquidation has been delayed. We currently anticipate that we will complete our liquidation by the fourth quarter of 2022. Although we were not able to complete our liquidation within the 24-month period described above, we do not anticipate any material unfavorable tax consequences to our stockholders or to our status as a REIT. For U.S. federal income tax purposes, (i) we did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020 and December 31, 2021 and (ii) we do not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable year ended December 31, 2022 or in future periods. Our expectations about the amount of future liquidating distributions that we will pay and when we will pay them are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be less than our estimate and the liquidating distributions may be paid later than we predict. See “— Overview — Plan of Liquidation” and “—Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation. We do not expect to pay regular monthly distributions during the liquidating process.
We also use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the acquisition and origination of our assets and pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. We also continue to reimburse our advisor and our dealer manager for certain stockholder services.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the nine months ended September 30, 2022, cash and cash equivalents decreased by $7.7 million primarily as a result of $8.9 million of capital expenditure payments and $4.3 million of corporate expenditures, offset by the net inflows from investment in our remaining real estate property of $5.7 million.
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

Changes in Net Assets in Liquidation
For the Nine Months September 30, 2022
Net assets in liquidation decreased by approximately $34.2 million from $205.5 million on December 31, 2021 to $171.3 million on September 30, 2022. The primary reason for the decrease in net assets in liquidation was due to a decrease in the liquidation value our remaining real estate property located in Los Angeles, California (“Union Bank Plaza”). The estimated net proceeds from the sale of Union Bank Plaza decreased by approximately $42.3 million (after estimated closing costs and disposition fees) as the liquidation value was adjusted based on the contractual sales price less estimated closing credits as the property is currently under contract to sell. However, the decrease in the estimated net realizable value of real estate and the corresponding impact to net assets in liquidation was offset by a decrease in estimated capital expenditures of $8.0 million primarily due to a reduction in tenant improvement costs projected through the date of sale of Union Bank Plaza. See “– Subsequent Events – Amended Purchase and Sale Agreement for Sale of Union Bank Plaza.” As of September 30, 2022, Union Bank Plaza was 57% occupied. Demand for office space in downtown Los Angeles significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home. In addition, with rising interest rates, prospective buyers were challenged to obtain favorable financing, which along with the lower demand for office space, impacted the projected cash flows of the property and the purchase price prospective buyers were willing to pay for the property.
There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sale of Union Bank Plaza, the performance of Union Bank Plaza and any changes in the underlying assumptions of the projected cash flows from this property.

Results of Operations
In light of the adoption of liquidation basis accounting as of February 1, 2020 and our liquidation pursuant to the Plan of Liquidation, the results of operations for the current year period are not comparable to the prior year period. The sale of assets under the Plan of Liquidation has had a significant impact on our operations. Changes in liquidation values of our assets are discussed above under “— Changes in Net Assets in Liquidation.” See “— Overview — Plan of Liquidation” and “— Market Outlook — Real Estate and Real Estate Finance Markets — COVID-19 Pandemic” for a discussion of the impact of the outbreak of COVID-19 on our business and our liquidation.
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
Amended Purchase and Sale Agreement for Sale of Union Bank Plaza
On September 15, 2010, we, through an indirect wholly owned subsidiary, purchased Union Bank Plaza, a 40-story office building located in Los Angeles, California containing 701,888 rentable square feet on approximately 3.7 acres of land.
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
On October 14, 2022, we, through an indirect wholly owned subsidiary, entered into an amendment to the Agreement (the “Amended Agreement”) with the Purchaser to extend the closing date to November 7, 2022. On October 31, 2022, the Purchaser further extended the closing date to November 15, 2022 and on November 9, 2022, the Purchaser exercised its final extension option pursuant to the Amended Agreement and extended the closing date to November 30, 2022. The Purchaser would be obligated to purchase Union Bank Plaza only after satisfaction of agreed upon closing conditions. In certain circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $10.5 million of earnest money.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.
Inflation and increased interest rates may adversely affect the completion of our Plan of Liquidation.
Although inflation has not materially impacted our operations in the recent past, inflation is at a 40-year high and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Increases in the costs of owning and operating our remaining real estate property due to inflation could reduce our net operating income during liquidation to the extent such increases are not reimbursed or paid by our tenants, impact the timing of the sale of our remaining real estate property and/or impact the sale price we receive for the property, which could reduce the amount of liquidating distributions we pay to our stockholders. In addition, due to rising interest rates, it may be more difficult for potential purchasers of our remaining real estate property to obtain financing.
In addition, tenants and potential tenants of our properties may be adversely impacted by inflation and rising interest rates, which could negatively impact our tenants’ ability to pay rent and the demand for our properties. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing.
Elevated market and economic volatility due to adverse economic and geopolitical conditions, such as the war in Ukraine, health crises or dislocations in the credit markets, could have a material adverse effect on our results of operations, financial condition and ability to pay liquidating distributions.
Our business and the completion of our Plan of Liquidation may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. office market as a whole and/or the market in which our remaining real estate property is located. Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability (such as the war in Ukraine), sanctions and other conditions beyond our control. These current conditions may adversely affect the completion of our Plan of Liquidation and amount of liquidating distributions we pay to our stockholders as a result of one or more of the following, among other potential consequences:
•the financial condition of our tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;
•potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuation of our remaining real estate property;
•significant job losses may occur, which may decrease demand for our office space, causing market rental rates and our remaining property’s value to be negatively impacted;
•reduction in the value of our remaining real estate property may limit our ability to dispose of it at an attractive price or may make it more difficult for potential purchasers of our remaining real estate property to obtain debt financing secured by our property; and
•the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, a dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b)Not applicable.
c)On November 1, 2021, in connection with our liquidation pursuant to the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of November 22, 2021. We did not redeem or repurchase any shares of our common stock during the nine months ended September 30, 2022.

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

10.1	Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa LLC and WB Union Bank Plaza Holdings LLC, dated July 20, 2022

10.2	First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated October 14, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST II, INC.

Date:	November 9, 2022	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	November 9, 2022	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)