Form 10-K
period 2022-12-31
KBS Real Estate Investment Trust II, Inc.
filed 2023-04-05
CIK 1411059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On March 5, 2020, the Registrant’s stockholders approved the Registrant’s Plan of Complete Liquidation and Dissolution of the Company (the “Plan of Liquidation”). Pursuant to the Plan of Liquidation, from March 5, 2020 to December 31, 2022, the Registrant’s board of directors authorized five liquidating distributions. On August 11, 2022, the Registrant’s board of directors approved an estimated liquidation value per share of the Registrant’s common stock of $0.93 (unaudited). For a description of the methodologies and assumptions used in the determination of the August 2022 estimated liquidation value per share, see Part II, Item 5 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2022. On April 4, 2023, the Registrant’s board of directors approved an estimated liquidation value per share of the Registrant’s common stock of $0.73. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 183,324,238 shares of common stock held by non-affiliates as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of April 3, 2023, there were 183,346,918 outstanding shares of common stock of the Registrant.

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
•Although our board of directors and our stockholders have approved the sale of all of our assets and our dissolution pursuant to the Plan of Liquidation, we can give no assurance that we will be able to successfully complete the Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we expect. If we underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated.
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
•As a result of our disposition activity in connection with our liquidation, our general and administrative expenses, which are not directly related to the size of our total assets, have increased as a percentage of our cash flow from operations, and we will continue to incur general and administrative expenses until we have liquidated and dissolved.

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
As of December 31, 2022, we owned one office property, which we sold on March 30, 2023.
As of December 31, 2022, we had 183,346,918 shares of common stock issued and outstanding.
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

We completed the sale of our last remaining real estate property on March 30, 2023. See “—Real Estate” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.” We anticipate to distribute substantially all of the remaining proceeds from liquidation in the second quarter of 2023. At the time of adopting the Plan of Liquidation, we had anticipated completing the orderly liquidation of our company and paying substantially all of our liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the continued disruptions in the financial markets and continued economic uncertainty, our completion of the Plan of Liquidation has been delayed. Although we were not able to complete our liquidation within the 24-month period described above, we do not anticipate any material unfavorable tax consequences to our stockholders or to our status as a REIT. For U.S. federal income tax purposes, (i) we did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020, 2021 and 2022 and (ii) we do not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain in the future.

Our completion of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. We can give no assurance regarding the amount or timing of liquidating distributions to be received by our stockholders.
Real Estate
As of December 31, 2022, we owned one office property located in Los Angeles, California, encompassing in the aggregate 701,888 rentable square feet (“Union Bank Plaza”). As of December 31, 2022, this property was 57% occupied. The estimated liquidation value of this property was $93.5 million, net of deposits received as of December 31, 2022. On March 30, 2023, we completed the sale of Union Bank Plaza for $104.0 million, before third-party closing costs of approximately $1.1 million, inclusive of $10.5 million of non-refundable deposits and excluding disposition fees payable to our advisor. See Part I, Item 2, “Properties” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events.”
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the execution of the Plan of Liquidation and other general and administrative responsibilities. In the event that our advisor is unable to provide any of these services, we will be required to obtain such services from other sources.
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
Human Capital
We have no paid employees. The employees of our advisor and its affiliates provide management, advisory and certain administrative services for us.
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
On April 4, 2023, our board of directors approved an estimated liquidation value per share of our common stock of $0.73 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2022. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report.
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We anticipate to distribute substantially all of the remaining proceeds from liquidation in the second quarter of 2023. At the time of adopting the Plan of Liquidation, we had anticipated completing the orderly liquidation of our company and paying substantially all of our liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the continued disruptions in the financial markets and continued economic uncertainty, our completion of the Plan of Liquidation has been delayed. Although we were not able to complete our liquidation within the 24-month period described above, we do not anticipate any material unfavorable tax consequences to our stockholders or to our status as a REIT. For U.S. federal income tax purposes, (i) we did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020, 2021 and 2022 and (ii) we do not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain in the future. Our expectations about the amount of any additional liquidating distributions that we will pay and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to our stockholders may be less than our estimate and the liquidating distributions may be paid later than we predict. We do not expect to pay regular monthly distributions during the liquidation process.
If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.
Before paying the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. We have put in place a tail insurance policy to cover any unknown claims against us. Our board of directors may also decide to establish a reserve fund to pay contingent claims. The amounts of the various transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our estimated net proceeds from liquidation as of April 4, 2023. To the extent that we have underestimated these costs in calculating our projections, our actual net proceeds from liquidation per share may be lower than we expect. In addition, if the claims of our creditors are greater than we have anticipated, our liquidating distributions may be delayed or reduced. Further, if we establish a reserve fund, payment of liquidating distributions to our stockholders may be delayed or reduced.

Our April 4, 2023 estimated liquidation value per share may not reflect the value that stockholders will receive for their investment upon our liquidation pursuant to the Plan of Liquidation.
On April 4, 2023, our board of directors approved an estimated liquidation value per share of our common stock of $0.73 based on our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2022. We are providing this estimated liquidation value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231.
For more information regarding the determination of the April 4, 2023 estimated liquidation value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” in this Annual Report on Form 10-K. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated liquidation value per share, and this difference could be significant. The April 4, 2023 estimated liquidation value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP. Moreover, we did not obtain an appraisal in connection with the determination of the estimated liquidation value per share.
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
No assurance can be given that any additional liquidating distributions we pay to our stockholders will equal or exceed the April 4, 2023 estimated liquidation value per share. Accordingly, with respect to the estimated liquidation value per share, we can give no assurance:
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
So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from the sales of properties held primarily for sale to customers in the ordinary course of business. The Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether property is held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. We believe that all of our properties were held for investment and the production of rental income, and that none of the sales of our properties will constitute a prohibited transaction. We do not believe that the sales of our properties pursuant to the Plan of Liquidation should be subject to the prohibited transactions tax. However, due to the sales volume and other factors, the contemplated sales may not qualify for the protective safe harbor. There can, however, be no assurances that the U.S. Internal Revenue Service (the “IRS”) will not successfully challenge the characterization of properties for purposes of applying the prohibited transaction tax.
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
Extraordinary corporate actions by a company, such as our Plan of Liquidation, sometimes lead to lawsuits being filed against that company. We may become involved in this type of litigation in connection with the Plan of Liquidation. As of April 5, 2023, no such lawsuits relative to the Plan of Liquidation were pending or, to our knowledge, threatened. However, if such a lawsuit is filed against us, the litigation could be expensive and divert management’s attention from implementing the Plan of Liquidation.
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
•Pursuant to the terms of the advisory agreement, our advisor is expected to be entitled to disposition fees in connection with the sale of our properties. From March 5, 2020 through the completion of our liquidation, these disposition fees are estimated to be approximately $6.9 million.
•Our advisor earned asset management fees from us and receives reimbursement of certain of its operating costs. Our advisor earned such fees through the disposition of our remaining real estate property on March 30, 2023, and our advisor will receive reimbursements for expenses until our liquidation and dissolution are complete. We may pay our advisor an aggregate of approximately $13.0 million for asset management fees and reimbursement of certain of its operating expenses from March 5, 2020 through our completion of the liquidation process.
•Our advisor owns a total of 20,000 shares of our common stock, for which we estimate it will receive liquidating distributions of approximately $56,000 in connection with our liquidation, inclusive of the three liquidating distributions paid in 2020 and two liquidating distributions paid in 2021.
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
Elevated market volatility due to adverse economic and geopolitical conditions (such as the war in Ukraine), health crises (such as the continuing impact of the COVID-19 pandemic) or dislocations in the credit markets, could have a material adverse effect on our ability to complete our Plan of Liquidation and pay liquidating distributions.
Our business and the completion of our Plan of Liquidation may be adversely affected by market and economic volatility experienced by the U.S. and global economies. Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics (such as the continuing impact of the COVID-19 pandemic), geopolitical instability (such as the war in Ukraine), sanctions and other conditions beyond our control. These current conditions may adversely affect the completion of our Plan of Liquidation and amount of liquidating distributions we pay to our stockholders. For example, the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, a dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors.
Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. The Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement on March 12, 2023 that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. Although we do not have direct exposure to SVB, if a depository institution in which we deposit funds is adversely impacted from conditions in the financial or credit markets or otherwise, it could impact access to our cash or cash equivalents and could adversely impact our financial condition. Our cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2022. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties may not be able to pay their financial obligations to us or close or complete commercial transactions with us.
The completion of the Plan of Liquidation may be further impacted by disruptions in the financial markets and continued economic uncertainty, and this may have a material effect on the ultimate amount and timing of liquidating distributions received by stockholders.

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
As a result of our dispositions in connection with our liquidation, our cash flow from operations has decreased. Our general and administrative expenses are not directly related to our total assets and thus will not decrease proportionately. As a result, our general and administrative expenses as a percentage of cash flow from operations has increased and we will continue to incur general and administrative expenses until we have liquidated and dissolved.
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
Our board of directors determines our major policies, including our policies regarding REIT qualification, distributions and liquidation pursuant to the Plan of Liquidation. Our board of directors may generally amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Prior to the acceptance for record of the Articles of Dissolution by the SDAT, the board of directors may terminate the Plan of Liquidation for any reason, subject to and contingent upon the approval of such termination by our stockholders. Notwithstanding approval of the Plan of Liquidation by our stockholders, the board of directors may make certain modifications or amendments to the Plan of Liquidation without further action by or approval of our stockholders to the extent permitted under law. Although the board of directors has no present intention to pursue any alternative to the Plan of Liquidation, the board of directors may conclude that terminating the Plan of Liquidation is in our best interest and the best interest of our stockholders. If the board of directors elects to pursue any alternative to the Plan of Liquidation, our stockholders would have to approve the termination of the Plan of Liquidation and may not receive the consideration currently estimated to be available for distribution to our stockholders pursuant to the Plan of Liquidation. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
Payment of fees to KBS Capital Advisors and its affiliates reduces the amount of liquidating distributions our stockholders will receive and their overall return on investment.
KBS Capital Advisors and its affiliates performed services for us in connection with the selection and acquisition or origination, management, leasing and disposition of our investments, and continue to perform services for us in connection with the implementation of the Plan of Liquidation. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment in us.
Disposition fees and asset management fees reduce the amount of liquidating distributions our stockholders will receive and their overall return on investment. For information relating to fees to our affiliates in connection with the implementation of the Plan of Liquidation, see “ – Risks Related to the Plan of Liquidation.”
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
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2008. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA. The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. We will continue to analyze and monitor the application of the IRA to our business; however, the effect of these changes on the value of our assets, shares of our common stock or market conditions generally, is uncertain.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2. PROPERTIES
As of December 31, 2022, we owned one office property located in Los Angeles, California, encompassing in the aggregate 701,888 rentable square feet (“Union Bank Plaza”). The liquidation value of this property was $93.5 million, net of deposits received as of December 31, 2022. As of December 31, 2022, this property was approximately 57% occupied, the annualized base rent was $17.5 million and the average annualized base rent per square foot of our remaining real estate property was $43.96. As of December 31, 2022, the weighted-average remaining lease term of our remaining real estate property, excluding options to extend, was 7.1 years.
On March 30, 2023, we completed the sale of Union Bank Plaza for $104.0 million, before third-party closing costs of approximately $1.1 million, inclusive of $10.5 million of non-refundable deposits and excluding disposition fees payable to our advisor. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of April 3, 2023, we had approximately 183.3 million shares of common stock outstanding held by a total of approximately 45,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
Our stockholders approved the Plan of Liquidation on March 5, 2020. We anticipate to distribute substantially all of the remaining proceeds from liquidation in the second quarter of 2023, though we can provide no assurance in this regard.
April 2023 Estimated Liquidation Value Per Share
On April 4, 2023, our board of directors approved an updated estimated liquidation value per share of our common stock of $0.73, which is equal to our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2022, and as disclosed in this Annual Report on Form 10-K (the “April 2023 Estimated Liquidation Value Per Share”). We adopted the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020. Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. For a description of our accounting policies and the methodologies, limitations and assumptions used in the determination of the April 2023 Estimated Liquidation Value Per Share, see the notes to our consolidated financial statements in this Annual Report on Form 10-K.
We are providing the April 2023 Estimated Liquidation Value Per Share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
The April 2023 Estimated Liquidation Value Per Share will first appear on the April 2023 customer account statements that will be mailed in May 2023.
Limitations of the April 2023 Estimated Liquidation Value Per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated liquidation value per share, and this difference could be significant. The April 2023 Estimated Liquidation Value Per Share does not represent the fair value of our assets less the fair value of our liabilities according to GAAP. Moreover, we did not obtain an updated appraisal in connection with the determination of the April 2023 Estimated Liquidation Value Per Share, and the determination was based solely on the factors discussed above.
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

No assurance can be given that any additional liquidating distributions we pay to our stockholders will equal or exceed the April 2023 Estimated Liquidation Value Per Share. Accordingly, with respect to the April 2023 Estimated Liquidation Value Per Share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the April 2023 Estimated Liquidation Value Per Share;
•that an independent third-party appraiser or third-party valuation firm would agree with the April 2023 Estimated Liquidation Value Per Share; or
•that the methodology used to determine the April 2023 Estimated Liquidation Value Per Share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$0.93	August 11, 2022	Part II, Item 5 of our Quarterly Report on Form 10-Q, filed August 12, 2022
$0.98	May 9, 2022	Part II, Item 5 of our Quarterly Report on Form 10-Q, filed May 11, 2022
$1.12	March 28, 2022	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2021, filed March 31, 2022
$1.24	December 14, 2021	Current Report on Form 8-K, filed December 17, 2021
$1.57	October 5, 2021	Current Report on Form 8-K, filed September 30, 2021
$2.07	March 11, 2021	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2020, filed March 12, 2021
$2.01	December 30, 2020	Current Report on Form 8-K, filed December 28, 2020
$2.41	August 7, 2020	Current Report on Form 8-K, filed August 3, 2020
$2.66	June 9, 2020	Current Report on Form 8-K, filed June 16, 2020
$2.87	March 5, 2020	Current Report on Form 8-K, filed March 6, 2020
$3.79	November 13, 2019	Current Report on Form 8-K, filed November 15, 2019
$4.50 (1)	June 17, 2019	Current Report on Form 8-K, filed June 14, 2019
$4.95	December 3, 2018	Current Report on Form 8-K, filed December 7, 2018
$4.89	December 8, 2017	Current Report on Form 8-K, filed December 11, 2017
$5.49	December 14, 2016	Current Report on Form 8-K, filed December 15, 2016
$5.62	December 8, 2015	Current Report on Form 8-K, filed December 9, 2015
$5.86	December 4, 2014	Current Report on Form 8-K, filed December 4, 2014
$6.05 (2)	September 22, 2014	Current Report on Form 8-K, filed September 23, 2014
$10.29	December 18, 2013	Current Report on Form 8-K, filed December 19, 2013
$10.29	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$10.11	December 19, 2011	Current Report on Form 8-K, filed December 21, 2011
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
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. Pursuant to the Plan of Liquidation, from March 5, 2020 through December 31, 2022, our board of directors authorized five liquidating distributions:
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
We anticipate to distribute substantially all of the remaining proceeds from liquidation in the second quarter of 2023. Our expectations about the amount of any additional liquidating distributions that we will pay and when we will pay them are subject to risks and uncertainties and are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to our stockholders may be less than we estimate and the liquidating distributions may be paid later than we predict. We do not expect to pay regular monthly distributions during the liquidation process. During the liquidating process, we intend to maintain adequate cash reserves for liquidity and other future capital needs.
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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
As of December 31, 2022, we owned one office property, which we sold on March 30, 2023.
As of December 31, 2022, we had 183,346,918 shares of common stock issued and outstanding.
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

We completed the sale of our last remaining real estate property on March 30, 2023. See “—Subsequent Events.” We anticipate to distribute substantially all of the remaining proceeds from liquidation in the second quarter of 2023.
Our completion of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. We can give no assurance regarding the amount or timing of liquidating distributions to be received by our stockholders.

Real Estate and Real Estate Finance Markets
The combination of the continued economic slowdown, rapidly rising interest rates and significant inflation as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets, including the demand for office space in downtown Los Angeles, where our last remaining property was located, which demand significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home. During 2021 and 2022, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. Our completion of the Plan of Liquidation has been delayed as a result of these factors.
During the year ended December 31, 2022, we reduced the estimated liquidation value of our last remaining real estate property (“Union Bank Plaza”) by $82.6 million (after estimated closing costs and disposition fees) as the liquidation value was adjusted based on the contractual sales price less estimated closing credits as the property was under contract to sell as of December 31, 2022. With rising interest rates, prospective buyers were challenged to obtain favorable financing, which along with the lower demand for office space, impacted the projected cash flows of the property and the purchase price prospective buyers were willing to pay for the property. On March 30, 2023, we completed the sale of Union Bank Plaza for $104.0 million, before third-party closing costs of approximately $1.1 million and excluding disposition fees payable to our advisor. See “—Subsequent Events.”

Liquidity and Capital Resources
As described above under “— Overview — Plan of Liquidation,” on March 5, 2020, our stockholders approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. We expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities and distribute the net proceeds from liquidation to our stockholders. Our principal demands for funds through the completion of our liquidation will be for: the payment of operating expenses and general and administrative expenses, including expenses in connection with the Plan of Liquidation; and payments of distributions to stockholders pursuant to the Plan of Liquidation. Through the completion of our liquidation, we intend to use our cash on hand and proceeds from the sale of real estate properties as our primary sources of liquidity.
Our investment in real estate generated cash flow in the form of rental revenues and tenant reimbursements, which were reduced by operating expenditures, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investment was primarily dependent upon the occupancy level of the property, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we managed our expenditures. As of December 31, 2022, our remaining real estate property was 57% occupied. We completed the sale of our last remaining real estate property on March 30, 2023. See “Subsequent Events.”
For the year ended December 31, 2022, our cash needs for capital expenditures were met with cash on hand. Operating cash needs during the same period were met with cash flow generated by our real estate investment. We believe that our cash on hand and proceeds from the sale of our remaining real estate property will be sufficient to meet our liquidity needs through the completion of our liquidation.
Through the completion of our liquidation, we intend to maintain adequate cash reserves for liquidity and other future capital needs.
We anticipate to distribute substantially all of the remaining proceeds from liquidation in the second quarter of 2023. At the time of adopting the Plan of Liquidation, we had anticipated completing the orderly liquidation of our company and paying substantially all of our liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the continued disruptions in the financial markets and continued economic uncertainty, our completion of the Plan of Liquidation has been delayed. Although we were not able to complete our liquidation within the 24-month period described above, we do not anticipate any material unfavorable tax consequences to our stockholders or to our status as a REIT. For U.S. federal income tax purposes, (i) we did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020, 2021 and 2022 and (ii) we do not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain in the future. Our expectations about the amount of any additional liquidating distributions that we will pay and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to our stockholders may be less than our estimate and the liquidating distributions may be paid later than we predict. We do not expect to pay regular monthly distributions during the liquidating process.

We also use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the acquisition and origination of our assets and paid our advisor fees in connection with the management and disposition of our assets and we reimburse our advisor for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor was an asset management fee. With respect to investments in real estate, we paid our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. We also continue to reimburse our advisor and our dealer manager for certain stockholder services.
During the year ended December 31, 2022, cash and cash equivalents increased by $1.3 million primarily as a result of the net inflows from investment in our remaining real estate property of $7.1 million and $10.5 million of non-refundable extension fees funded by the purchaser of Union Bank Plaza under the purchase and sale agreement for the property, which fees were credited towards the sale price upon closing, offset by $10.1 million of capital expenditure payments and $5.1 million of corporate expenditures. On March 30, 2023, we completed the sale of Union Bank Plaza for $104.0 million, before third-party closing costs of approximately $1.1 million and excluding disposition fees payable to our advisor. See “—Subsequent Events.”
Pursuant to our stockholders’ approval of the Plan of Liquidation, we adopted the liquidation basis of accounting as of February 1, 2020 (as the approval of the Plan of Liquidation by our stockholders became imminent within the first week of February 2020 based on the results of our solicitation of proxies from our stockholders for their approval of the Plan of Liquidation) and for the periods subsequent to February 1, 2020 in accordance with GAAP. Accordingly, on February 1, 2020, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we will collect through the disposal of our assets as we carry out our Plan of Liquidation. The liquidation value of our operating property is presented on an undiscounted basis as of December 31, 2022. Estimated costs to dispose of assets and estimated capital expenditures through the disposition date of the property have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

Changes in Net Assets in Liquidation
For the Year Ended December 31, 2022
Net assets in liquidation decreased by approximately $72.1 million from $205.5 million on December 31, 2021 to $133.4 million on December 31, 2022. The primary reason for the decrease in net assets in liquidation was due to a decrease in the liquidation value of Union Bank Plaza, our remaining real estate property located in Los Angeles, California. We sold this property on March 30, 2023. The estimated net proceeds from the sale of Union Bank Plaza decreased by approximately $82.6 million (after estimated closing costs and disposition fees) as the liquidation value was adjusted based on the contractual sales price less estimated closing credits as the property was under contract to sell as of December 31, 2022. However, the decrease in the estimated net realizable value of real estate and the corresponding impact to net assets in liquidation was partially offset by an increase in estimated cash flow of $3.1 million and a decrease in estimated capital expenditures of $7.9 million primarily due to a reduction in tenant improvement costs projected through the date of sale of Union Bank Plaza. See “— Subsequent Events — Disposition of Union Bank Plaza.” As of December 31, 2022, Union Bank Plaza was 57% occupied. Demand for office space in downtown Los Angeles significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home. In addition, with rising interest rates, prospective buyers were challenged to obtain favorable financing, which along with the lower demand for office space, impacted the projected cash flows of the property and the purchase price prospective buyers were willing to pay for the property.
There is inherent uncertainty with these estimates and projections.

Results of Operations
In light of the adoption of liquidation basis accounting as of February 1, 2020 and our liquidation pursuant to the Plan of Liquidation, the results of operations for the current year period are not comparable to the prior year period. The sale of assets under the Plan of Liquidation has a significant impact on our operations. Changes in liquidation values of our assets are discussed above under “— Changes in Net Assets in Liquidation.” See “— Overview — Plan of Liquidation” and “— Real Estate and Real Estate Finance Markets.”
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
Pursuant to our stockholders’ approval of the Plan of Liquidation, we adopted the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020 (as approval of the Plan of Liquidation became imminent within the first week of February 2020 based on the results of our solicitation of proxies from our stockholders for their approval of the Plan of Liquidation). Accordingly, on February 1, 2020, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we will collect through the disposal of our assets as we carry out our Plan of Liquidation. The liquidation value of our real estate property is presented on an undiscounted basis. Estimated costs to dispose of our assets and estimated capital expenditures through the disposition date of our real estate property have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash we expect to collect through the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of December 31, 2022 are included in accounts payable and accrued liabilities, due to affiliate and other liabilities on the Consolidated Statement of Net Assets.
Revenue Recognition - Operating Leases
Under the liquidation basis of accounting, we have accrued all income that we expect to earn through the completion of our liquidation to the extent we have a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in-place leases and projected leases through the disposition date of the property. These amounts are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.
Real Estate
As of February 1, 2020, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that we will collect through the disposal of our assets, including any residual value attributable to lease intangibles, as we carry out the Plan of Liquidation. As of December 31, 2022, we estimated the liquidation value of our remaining real estate property based on the contractual sales price less estimated closing credits as the property was under contract to sell as of December 31, 2022. The liquidation value of our investment in real estate is presented on an undiscounted basis and the investment in real estate is no longer depreciated. Estimated costs to dispose of this investment are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to February 1, 2020, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.
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
Disposition of Union Bank Plaza
As previously disclosed, on July 20, 2022, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions (the “Agreement”) for the sale of Union Bank Plaza to WB Union Plaza Holdings LLC (the “Purchaser”), an affiliate of Waterbridge Capital. Union Bank Plaza is a 40‑story office building located in Los Angeles, California containing 701,888 rentable square feet on approximately 3.7 acres of land. The Purchaser is unaffiliated with us or our advisor. Pursuant to the Agreement, the sale price for Union Bank Plaza was $155.0 million, subject to prorations and adjustments as provided in the Agreement.
As previously disclosed on Form 8-K, we and the Purchaser amended the Agreement on October 14, 2022, November 23, 2022, December 9, 2022, December 29, 2022, January 12, 2023, January 26, 2023, February 10, 2023, February 17, 2023, February 27, 2023, March 6, 2023, March 16, 2023 and March 21, 2023. On March 30, 2023, we, through an indirect wholly owned subsidiary, entered into a thirteenth amendment to the Agreement (the “Thirteenth Amended Agreement”) with the Purchaser to extend the closing date to March 30, 2023. Pursuant to the Thirteenth Amended Agreement, if the sale closed by March 30, 2023, then the sale price for Union Bank Plaza was $104.0 million. In addition, pursuant to the Thirteenth Amended Agreement, we were no longer obligated to provide, and the Purchaser was no longer entitled to receive, credits towards the purchase price for outstanding capital expenditures, leasing commissions, tenant improvement allowances and free rent which was estimated to be approximately $5.7 million.
On March 30, 2023, we completed the sale of Union Bank Plaza to the Purchaser for $104.0 million, before third-party closing costs of approximately $1.1 million and excluding disposition fees payable to the our advisor.

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age *
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	71
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	45
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	58
Jeffrey A. Dritley	Independent Director	66
Stuart A. Gabriel, Ph.D.	Independent Director	69
Ron D. Sturzenegger	Independent Director	63
_____________________
* As of March 1, 2023.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since August 2007, August 2007 and July 2007, respectively. In August 2019, he was also elected as our President. Mr. Schreiber is the Chairman and President of our advisor, and he served as the Chief Executive Officer of our advisor from October 2004 through December 2021. He is also the Chairman of the Board, Chief Executive Officer and a director of KBS Growth & Income REIT, positions he has held since January 2015. Mr. Schreiber is Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010 and December 2009, respectively. In August 2019, Mr. Schreiber was also elected President of KBS Growth & Income REIT and KBS REIT III, and he served as the Chairman of the Board of KBS REIT III from January 2010 until November 2022. Mr. Schreiber was Chairman of the Board, Chief Executive Officer and a director of KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 50% interest in KBS Holdings, which is the sole owner of our advisor and the entity that acted as our dealer manager. In addition, Mr. Schreiber controls the voting rights with respect to the 50% interest of KBS Holdings LLC (“KBS Holdings”), held indirectly by the estate of Peter M. Bren (together with other family members). KBS Holdings is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT III, Pacific Oak Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), Pacific Oak Strategic Opportunity REIT II , Inc. (“Pacific Oak Strategic Opportunity REIT II”) and KBS Growth & Income REIT, which were formed in 2007, 2005, 2009, 2008, 2009, 2013 and 2015, respectively.
Mr. Schreiber is the Chairman and President of KBS Realty Advisors and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. Messrs. Bren and Schreiber were the founding partners of the KBS-affiliated investment advisors. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2022, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $29.3 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, Pacific Oak Strategic Opportunity REIT (advisory agreement terminated October 31, 2019), KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated October 31, 2019) and KBS Growth & Income REIT. Through October 31, 2019, our advisor also served as the U.S. asset manager for Keppel Pacific Oak US REIT, and KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT, both Singapore real estate investment trusts.
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
Ron D. Sturzenegger is one of our independent directors, a position he has held since September 2019. In August 2019, Mr. Sturzenegger was also appointed as an independent director of KBS REIT III.
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
Since January 2020, Mr. Sturzenegger has served on the board of trustees of StepStone Private Markets. He is a member of its audit committee and nominating and governance committee and serves as the chair of its independent trustees committee. Since June 2022, Mr. Sturzenegger has served on the board of trustees of StepStone Private Venture and Growth Fund. He is a member of its audit committee and nominating and governance committee and serves as the chair of its independent trustees committee. Mr. Sturzenegger serves on the Executive Committee for the policy advisory board for the Fisher Center for Real Estate & Urban Economics. He a member of the advisory board of the Stanford Professionals in Real Estate. Mr. Sturzenegger and his wife previously served as Chairs of the Parents’ Advisory Board for Stanford University. Mr. Sturzenegger holds a Bachelor of Science Degree in Industrial Engineering from Stanford University and an MBA from Harvard Business School.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2022.

Name	Fees Earned or Paid in Cash in 2022	All Other Compensation	Total
Jeffrey A. Dritley	$169,500	$—	$169,500
Stuart A. Gabriel, Ph.D.	171,000	—	171,000
Ron D. Sturzenegger	159,500	—	159,500
Charles J. Schreiber, Jr. (1)	—	—	—
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of April 3, 2023, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

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

As of December 31, 2022, we owned one office property located in Los Angeles, California, encompassing in the aggregate 701,888 rentable square feet (“Union Bank Plaza”). As of December 31, 2022, the estimated liquidation value of this property was $93.5 million, net of deposits received as of December 31, 2022, and this property was 57% occupied. On March 30, 2023, we completed the sale of Union Bank Plaza for $104.0 million, before third-party closing costs of approximately $1.1 million, inclusive of $10.5 million of non-refundable deposits and excluding disposition fees payable to our advisor. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”
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

We anticipate to distribute substantially all of the remaining proceeds from liquidation in the second quarter of 2023. At the time of adopting the Plan of Liquidation, we had anticipated completing the orderly liquidation of our company and paying substantially all of our liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the continued disruptions in the financial markets and continued economic uncertainty, our completion of the Plan of Liquidation has been delayed. Although we were not able to complete our liquidation within the 24-month period described above, we do not anticipate any material unfavorable tax consequences to our stockholders or to our status as a REIT. For U.S. federal income tax purposes, (i) we did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020, 2021 and 2022 and (ii) we do not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain in the future.
Our completion of the Plan of Liquidation and the amount of any additional liquidating distributions that we will pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to stockholders may be less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimate our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. We can give no assurance regarding the amount or timing of liquidating distributions to be received by our stockholders.
Borrowing Policies. In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. We also used debt financing to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; to provide working capital and for other liquidity needs. With the proceeds from the sales of four properties, we repaid a total of $240.5 million of outstanding notes payable during the year ended December 31, 2021, which represented all of our outstanding notes payable as of December 31, 2021. We did not have any outstanding notes payable during the year ended December 31, 2022. We do not intend to obtain additional debt financing in the future.
Policy Regarding Capital Reserves. We have estimated our capital requirements and cash needs through the completion of our liquidation and we have established reserves for such amounts. We intend to use cash on hand and proceeds from the sale of our remaining real estate property to meet our liquidity needs through the completion of our liquidation.

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
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a term expiring May 21, 2023, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2021 through the most recent date practicable, which was February 28, 2023, we compensated our advisor as set forth below.

With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee was determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we paid our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount included any portion of the investment that was debt financed and was inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. Asset management fees from January 1, 2021 through February 28, 2023 totaled approximately $7.5 million, all of which had been paid as of February 28, 2023.
Under the advisory agreement, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software costs and cybersecurity costs. We reimburse our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. We will not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2021 through February 28, 2023, we incurred $371,000 of operating expenses reimbursable to our advisor, including $301,000 of our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us, all of which had been paid as of February 28, 2023. We also reimburse our advisor for certain of our direct costs incurred from third parties that were initially paid by our advisor on our behalf.
As of December 31, 2021, we had been charged $0.7 million by certain vendors for services for which we believe we were either overcharged or which were never performed. From January 1, 2022 through December 31, 2022, we incurred $0.2 million of legal and accounting costs related to the investigation of this matter. Our advisor agreed to reimburse us for any amounts inappropriately charged to us for these vendor services and for legal and accounting costs incurred related to the investigation of this matter. As of December 31, 2022, our advisor had reimbursed us $0.9 million in cash for amounts inappropriately charged to us and for legal and accounting costs related to the investigation of this matter.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may aggregate disposition fees paid to our advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. From January 1, 2021 through February 28, 2023, we incurred $4.3 million of disposition fees, all of which had been paid as of February 28, 2023.
The conflicts committee considers our relationship with our advisor during 2021 and 2022 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We have entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC, the entity that acted as our dealer manager (the “Dealer Manager”), pursuant to which we agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2021 through February 28, 2023, we incurred $93,000 of costs and expenses related to the AIP Reimbursement Agreement, all of which had been paid as of February 28, 2023.
The conflicts committee believes that this arrangement with KBS Capital Markets Group is fair.
Insurance Program. As of January 1, 2021, we, together with KBS REIT III, KBS Growth & Income REIT, the Dealer Manager, our advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The program was effective through June 30, 2022. In connection with our liquidation, we ceased participation in the program as of June 30, 2022 and obtained separate insurance coverage.
The conflicts committee believes this arrangement is fair.

During the years ended December 31, 2021 and 2022 and from January 1, 2023 through February 28, 2023, no other transactions occurred between us and KBS REIT III, KBS Growth & Income REIT, our advisor, the Dealer Manager or other KBS-affiliated entities.
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

April 4, 2023	The Conflicts Committee of the Board of Directors: Jeffrey A. Dritley (chair), Stuart A. Gabriel, Ph.D. and Ron D. Sturzenegger

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2022, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2022 and 2021, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2022 and 2021, are set forth in the table below.

	2022	2021
Audit fees	$325,000	$470,000
Audit-related fees	—	—
Tax fees	92,572	94,135
All other fees	2,400	—
Total	$419,972	$564,135

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

10.2
Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and Harbor Associates, LLC dated May 18, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed August 12, 2022

10.3
Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Bank Plaza Holdings LLC, dated July 20, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed November 9, 2022

10.4
First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated October 14, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed November 9, 2022

10.5	Second Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated November 23, 2022

10.6	Third Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated December 9, 2022

10.7	Fourth Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated December 29, 2022

10.8	Fifth Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated January 12, 2023

10.9	Sixth Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated January 26, 2023

Ex.	Description

10.10	Seventh Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated February 10, 2023

10.11	Eighth Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated February 17, 2023

10.12	Ninth Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated February 27, 2023

10.13	Tenth Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated March 6, 2023

10.14	Eleventh Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated March 16, 2023

10.15	Twelfth Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, dated March 21, 2023

10.16	Thirteenth Amendment to Purchase and Sale Agreement and Escrow Instructions by and between KBSII 445 South Figueroa, LLC and WB Union Plaza Holdings LLC, effective as of March 30, 2023

10.17
Retail Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and MUFG Union Bank, N.A., dated as of August 2, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.18
Amended and Restated Office Lease (relating to Union Bank Plaza), by and between KBSII 445 South Figueroa, LLC and MUFG Union Bank, N.A., dated as of August 2, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019

10.19
First Amendment to Amended and Restated Office Lease (relating to Union Bank), by and between KBSII 445 SOUTH FIGUEROA, LLC and MUFG UNION BANK, N.A. dated March 27, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Quarter Report on Form 10-Q for the period ended March 31, 2020, filed May 14, 2020

10.20
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
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of net assets in liquidation of KBS Real Estate Investment Trust II, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statement of changes in net assets in liquidation for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of December 31, 2022 and 2021, and the changes in its net assets in liquidation for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles applied on the basis of accounting described below.
As described in Note 3 to the financial statements, the stockholders of the Company approved a plan of liquidation and the Company has commenced liquidation. As a result, the Company has changed its basis of accounting for periods subsequent to January 31, 2020 from the going-concern basis to a liquidation basis.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Irvine, California
April 5, 2023

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(in thousands)

	December 31,
	2022	2021
Assets
Real estate, net of deposits received	$93,500	$188,383
Cash and cash equivalents	46,440	45,163
Rents and other receivables	239	342
Due from affiliate	—	727
Other assets	43	171
Total assets	140,222	234,786
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$2,431	$22,021
Accounts payable and accrued liabilities	1,086	1,833
Due to affiliate	4	29
Liabilities for estimated closing costs and disposition fees	2,231	4,008
Other liabilities	1,090	1,374
Total liabilities	6,842	29,265
Commitments and contingencies (Note 8)
Net assets in liquidation	$133,380	$205,521

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Year Ended December 31, 2022
(Liquidation Basis)
(in thousands)

Net assets in liquidation, beginning of period	$205,521
Changes in net assets in liquidation
Change in liquidation value of real estate property after closing costs/disposition fees	(82,606)
Change in estimated cash flow during liquidation	3,086
Change in estimated capital expenditures	7,933
Other changes, net	(554)
Changes in net assets in liquidation	(72,141)
Net assets in liquidation, end of period	$133,380

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
As of December 31, 2022, the Company owned one office property, which the Company sold on March 30, 2023. See Note 9, “Subsequent Events — Disposition of Union Bank Plaza.”
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
As of December 31, 2022, the Company had 183,346,918 shares of common stock issued and outstanding.
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
The Plan of Liquidation enables the Company to sell any and all of its assets without further approval of its stockholders and provides that the amounts and timing of liquidating distributions will be determined by the Company’s board of directors. At the time of adopting the Plan of Liquidation, the Company had anticipated completing its orderly liquidation and paying substantially all of its liquidating distributions from the net proceeds from liquidation within 24 months after stockholder approval of the Plan of Liquidation, which occurred on March 5, 2020. Given the continued disruptions in the financial markets and continued economic uncertainty, the Company’s completion of the Plan of Liquidation has been delayed. Although the Company was not able to complete its liquidation within the 24-month period described above, the Company does not anticipate any material unfavorable tax consequences to its stockholders or to its status as a REIT. For U.S. federal income tax purposes, (i) the Company did not have any current and accumulated earnings and profits (including any gain) or taxable income or gain for the taxable years ended December 31, 2020, 2021 and 2022 and (ii) the Company does not anticipate any current and accumulated earnings and profits (including any gain) or taxable income or gain in the future.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
2. PLAN OF LIQUIDATION (CONTINUED)
The Company’s completion of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company will pay to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions the Company pays to its stockholders may be less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Accordingly, it is not possible to precisely predict the timing of any additional liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any additional liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2022.
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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements and accompanying notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including Subtopic 205-30, “Liquidation Basis of Accounting,” and the rules and regulations of the Securities and Exchange Commission (“SEC”).
Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to February 1, 2020 (as the approval of the Plan of Liquidation by the Company’s stockholders became imminent within the first week of February 2020 based on the results of the Company’s solicitation of proxies from its stockholders for their approval of the Plan of Liquidation). Accordingly, on February 1, 2020, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect through the disposal of assets as it carries out the Plan of Liquidation. The liquidation value of the Company’s real estate property is presented on an undiscounted basis. Estimated costs to dispose of assets and estimated capital expenditures through the disposition date of the real estate property have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of December 31, 2022 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Actual liquidation costs and sale proceeds may differ materially from the amounts estimated.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Revenue Recognition - Operating Leases
Under the liquidation basis of accounting, the Company has accrued all income that it expects to earn through the completion of its liquidation to the extent it has a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in-place leases and projected leases through the disposition date of the property. These amounts are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.
Real Estate
As of February 1, 2020, the Company’s investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Company will collect through the disposal of its assets, including any residual value attributable to lease intangibles, as it carries out the Plan of Liquidation. As of December 31, 2022, the Company estimated the liquidation value of the Company’s remaining real estate property based on the contractual sales price less estimated closing credits as the property was under contract to sell as of December 31, 2022. Estimated costs to dispose of this investment are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to February 1, 2020, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.
Cash and Cash Equivalents
The Company considered all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments were stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2022. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2022
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
December 31, 2022
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee will be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2022, the Company has not determined to calculate the asset management fee at an adjusted value for its remaining investment or to exclude its remaining investment from the calculation of the asset management fee.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2022. As of December 31, 2022, returns for the calendar years 2018 through 2021 remain subject to examination by major tax jurisdictions.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other similar measures used to describe real estate investments included in these notes to the consolidated financial statements are presented on an unaudited basis.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of December 31, 2022, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of December 31, 2022 is as follows (in thousands):

	December 31, 2021	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2022
Assets:
Estimated net inflows from investments in real estate	$4,415	$(7,126)	$4,475	$1,764
	4,415	(7,126)	4,475	1,764
Liabilities:
Liquidation transaction costs	(2,760)	561	449	(1,750)
Corporate expenditures	(4,246)	5,072	(1,838)	(1,012)
Capital expenditures	(19,430)	10,064	7,933	(1,433)
	(26,436)	15,697	6,544	(4,195)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(22,021)	$8,571	$11,019	$(2,431)

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $72.1 million during the year ended December 31, 2022 as follows (in thousands):

Changes in net assets in liquidation
Change in liquidation value of real estate property after closing costs/disposition fees	$(82,606)
Change in estimated cash flow during liquidation	3,086
Change in estimated capital expenditures	7,933
Other changes, net	(554)
Changes in net assets in liquidation	$(72,141)

During the year ended December 31, 2022, the estimated net realizable value of real estate after estimated closing costs and disposition fees of the Company’s remaining office building located in Los Angeles, California (“Union Bank Plaza”) decreased by $82.6 million as the liquidation value was adjusted based on the contractual sales price less estimated closing credits as the property was under contract to sell as of December 31, 2022. However, the decrease in the estimated net realizable value of real estate and the corresponding impact to net assets in liquidation was partially offset by an increase in estimated cash flow of $3.1 million and a decrease in estimated capital expenditures of $7.9 million primarily due to a reduction in tenant improvement costs projected to be incurred by the Company through the date of sale of Union Bank Plaza. See Note 9, “Subsequent Events — Disposition of Union Bank Plaza.” As of December 31, 2022, Union Bank Plaza was 57% occupied. Demand for office space in downtown Los Angeles significantly declined as a result of the COVID-19 pandemic, with employees continuing to work from home. In addition, with rising interest rates, prospective buyers were challenged to obtain favorable financing, which along with the lower demand for office space, impacted the projected cash flows of the property and the purchase price prospective buyers were willing to pay for the property.
The net assets in liquidation as of December 31, 2022 would result in the payment of additional estimated liquidating distributions of approximately $0.73 per share of common stock to the Company’s stockholders of record as of December 31, 2022. This estimate of additional liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections. See Note 2, “Plan of Liquidation.”

6. REAL ESTATE
As of December 31, 2022, the Company owned Union Bank Plaza, encompassing in the aggregate 701,888 rentable square feet with an estimated liquidation value of $93.5 million, net of deposits received as of December 31, 2022 and exclusive of net operating income to be earned and projected capital expenditures to be incurred over the expected hold period through sale. As of December 31, 2022, Union Bank Plaza was 57% occupied. The Company sold this property on March 30, 2023. See Note 9, “Subsequent Events — Disposition of Union Bank Plaza.”
As a result of adopting the liquidation basis of accounting as of February 1, 2020, as of December 31, 2022, Union Bank Plaza was recorded at its estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect through the sale of Union Bank Plaza as it carries out its Plan of Liquidation.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
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
During the years ended December 31, 2022, 2021 and 2020, no other business transactions occurred between the Company and KBS REIT III, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2022, 2021 and 2020, respectively, and any related amounts payable as of December 31, 2022 and 2021 (in thousands):

	Incurred Years Ended December 31,			Receivable as of December 31,		Payable as of December 31,
	2022	2021	2020	2022	2021	2022	2021
Expensed
Asset management fees	$2,114	$5,065	$6,605	$—	$—	$—	$—
Reimbursement of operating expenses (1)	28	345	399	—	727	4	29
Disposition fees	—	4,287	4,653	—	—	—	—
	$2,142	$9,697	$11,657	$—	$727	$4	$29
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $24,000, $276,000, and $288,000 for the years ended December 31, 2022, 2021 and 2020, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2022, 2021 and 2020. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. The receivable as of December 31, 2021 included $0.7 million of estimated amounts charged to the Company by certain vendors for services for which the Company believes it was either overcharged or which were never performed. During the year ended December 31, 2022, the Company incurred $0.2 millionof legal and accounting costs related to the investigation of this matter. As of December 31, 2022, the Advisor had reimbursed the Company $0.9 million for amounts inappropriately charged to the Company and for legal and accounting costs incurred related to the investigation of this matter.

KBS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
8. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the execution of the Plan of Liquidation and other general and administrative responsibilities. In the event the Advisor is unable to provide any of these services, the Company will be required to obtain such services from other sources.
Environmental
The Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2022.
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
Disposition of Union Bank Plaza
As previously disclosed, on July 20, 2022, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions (the “Agreement”) for the sale of Union Bank Plaza to WB Union Plaza Holdings LLC (the “Purchaser”), an affiliate of Waterbridge Capital. Union Bank Plaza is a 40‑story office building located in Los Angeles, California containing 701,888 rentable square feet on approximately 3.7 acres of land. The Purchaser is unaffiliated with the Company or the Advisor. Pursuant to the Agreement, the sale price for Union Bank Plaza was $155.0 million, subject to prorations and adjustments as provided in the Agreement.
As previously disclosed on Form 8-K, the Company and the Purchaser amended the Agreement on October 14, 2022, November 23, 2022, December 9, 2022, December 29, 2022, January 12, 2023, January 26, 2023, February 10, 2023, February 17, 2023, February 27, 2023, March 6, 2023, March 16, 2023 and March 21, 2023. On March 30, 2023, the Company, through an indirect wholly owned subsidiary, entered into a thirteenth amendment to the Agreement (the “Thirteenth Amended Agreement”) with the Purchaser to extend the closing date to March 30, 2023. Pursuant to the Thirteenth Amended Agreement, if the sale closed by March 30, 2023, then the sale price for Union Bank Plaza was $104.0 million. In addition, pursuant to the Thirteenth Amended Agreement, the Company was no longer obligated to provide, and the Purchaser was no longer entitled to receive, credits towards the purchase price for outstanding capital expenditures, leasing commissions, tenant improvement allowances and free rent.
On March 30, 2023, the Company completed the sale of Union Bank Plaza to the Purchaser for $104.0 million, before third-party closing costs of approximately $1.1 million and excluding disposition fees payable to the Advisor.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on April 5, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	April 5, 2023
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	April 5, 2023
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	April 5, 2023
Stacie K. Yamane
/s/ JEFFREY A. DRITLEY	Director	April 5, 2023
Jeffrey A. Dritley
/s/ STUART A. GABRIEL, PH.D.	Director	April 5, 2023
Stuart A. Gabriel, Ph.D.
/s/ RON D. STURZENEGGER	Director	April 5, 2023
Ron D. Sturzenegger